Form 10-Q
period 2017-08-31
I-AM CAPITAL ACQUISITION Co
filed 2017-10-16
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38188

I-AM CAPITAL ACQUISITION COMPANY

(Exact name of registrant as specified in its charter)

Delaware	82-1231127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1345 Avenue of the Americas, 2nd Floor New York, New York	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 878-3684

Not applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of October 13, 2017, there were 6,813,500 shares of the Company’s common stock issued and outstanding.

I-AM CAPITAL ACQUISITION COMPANY

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

I-AM CAPITAL ACQUISITION COMPANY

BALANCE SHEET

	August 31, 2017	May 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$492,561	$30,000
Deferred offering costs	—	25,000
Total Current Assets	492,561	55,000

Cash held in Trust Account	50,762,802	—
Total Assets	$51,255,363	$55,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan payable - Related party	$18,382	$30,672
Accrued expenses	38,211	—
Accrued expenses - related party	5,000
Deferred legal fees	100,000	—
Total current liabilities	161,593	30,672
Deferred underwriting fees	1,750,000	—
Total Liabilities	1,911,593	30,672

Commitments
Common stock subject to possible redemption, $.0001 par value; 4,368,844 and -0- shares as of August 31, 2017 and May 31, 2017, respectively, at redemption value	44,343,769	—

Stockholders’ equity
Preferred Stock - $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—

Common Stock - $0.0001 par value; 20,000,000 shares authorized; 2,373,156 and 1,437,500 shares issued and outstanding (excluding 4,367,531 and -0- shares subject to possible redemption) as of August 31, 2017 and May 31, 2017, respectively	237	144
Additional paid-in capital	4,997,214	24,856
Accumulated deficit	2,550	(672)
Total stockholders’ equity	5,000,001	24,328
Total Liabilities and stockholders’ equity	$51,255,363	$55,000

The accompanying notes are an integral part of the unaudited financial statements

I-AM CAPITAL ACQUISITION COMPANY

STATEMENT OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2107

(Unaudited)

Revenues	$—

Operating expenses
General and administrative expenses	10,106
Loss from operations	(10,106)

Other income:
Interest income	13,328

Net income	$3,222

Basic and diluted net loss per share	$0.00

Weighted average number of common shares outstanding	1,529,094

The accompanying notes are an integral part of the unaudited financial statements

I-AM CAPITAL ACQUISITION COMPANY

STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED AUGUST 31, 2107

(Unaudited)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance - May 31, 2017	1,437,500	$144	$24,856	$(672)	24,328

Sale of 5,000,000 Units, net of underwriting discount and offering expenses	5,000,000	500	46,270,720	—	46,271,220

Sale of 254,500 Private Units	254,500	25	2,544,975	—	2,545,000

Issuance of shares to underwriter	50,000	5	499,995		500,000

Common stock subject to redemption	(4,367,531)	(437)	(44,343,332)		(44,343,769)

Net loss				3,222	3,222

Balance at August 31, 2017	2,374,469	$237	$4,997,214	$2,550	$5,000,001

The accompanying notes are an integral part of the unaudited financial statements

I-AM CAPITAL ACQUISITION COMPANY

STATEMENT OF CASH FLOWS

THREE MONTHS ENDED AUGUST 31, 2107

(Unaudited)

Cash Flows from Operating Activities:

Net income	$3,222

Adjustments to reconcile net loss to net cash provided by operating activities:
Accrued expense to related party	5,000
Interest earned on cash and marketable securities held in trust account	(13,328)
Changes in operating liabilities:
Accrued expenses	38,211
Net Cash provided by Operating Activities	33,105

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(50,749,474)
Net Cash used in Investing Activities	(50,749,474)

Cash flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	48,900,100
Proceeds from sale of Private Units	2,545,000
Proceeds from note payable - related party	71,035
Repayment of note payable - related party	(83,325)
Payment of offering costs	(253,880)
Net Cash Provided by Financing Activities	51,178,930

Net increase in cash	462,561
Cash at beginning of period	30,000
Cash at end of period	$492,561

Non-Cash investing and financing activities:
Deferred underwriting fees charged to additional paid in capital	$1,750,000
Deferred legal fees charged to additional paid in capital	$100,000
Issuance of common stock to underwriters charged to additional paid in capital	$500,000
Initial classification of common stock subject to possible redemption	$44,337,271
Change in value of common stock subject to possible redemption	$(6,498)
Offering costs charged to additional paid in capital	$25,000

The accompanying notes are an integral part of the unaudited financial statements

I-AM CAPITAL ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2017

(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

I-AM Capital Acquisition Company (the “Company”), is a newly organized blank check company organized under the laws of the State of Delaware on April 17, 2017. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses with a connection to India. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is I-AM Capital Partners LLC (the “Sponsor”). The Company has selected May 31 as its fiscal year end.

At August 31, 2017, the Company had not commenced any principal operations nor generated revenue to date. All activity for the period from April 17, 2017 (inception) through August 31, 2017 related to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds held in trust derived from the Initial Public Offering. Accordingly, the Company’s activities are subject to significant risks and uncertainties, including failing to consummate the Initial Business Combination. Organizational costs and administrative expenses that are not related to the Initial Public Offering and concurrent private placement are expensed as incurred.

Financing

The registration statement for the Company’s Initial Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on August 16, 2017. The Company intends to finance a Business Combination with the net proceeds from the sale of $50,000,000 of units in the Initial Public Offering (the “Public Units”) and the sale of $2,545,000 of units (the “Private Units” and, together with the Public Units, the “Units”) in the simultaneous private placement (the “Private Placement” as described in Note 3). Upon the closing of the Initial Public Offering and the Private Placement on August 22, 2017, $50,750,000 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below.

Contained in the underwriting agreement for the Initial Public Offering is an over-allotment option allowing the underwriters to purchase from the Company up to an additional 750,000 Public Units and, in addition, the Company received a commitment from the Sponsor to purchase up to an additional 26,250 Private Units in order to maintain the amount of cash in the Trust Account equal to $10.15 per Public Unit sold in the Initial Public Offering.

Trust Account

The Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes or up to a maximum of $600,000 of working capital expenses, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the initial Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Public Units sold in the Initial Public Offering if the Company is unable to complete its initial Business Combination within 12 months (or 21 months if extended) from the closing of the Initial Public Offering (subject to the requirements of law).

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although it initially intends to focus its efforts on businesses with a connection to India. Substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a Business Combination with a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will have until 12 months from the closing of the Initial Public Offering to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate its initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account approximately $292,000, or approximately $335,000 if the underwriters’ over-allotment option is exercised in full ($0.0583 per Unit in either case), on or prior to the date of the applicable deadline, for each three month extension, up to an aggregate of approximately $875,000 (or approximately $1,000,000 if the underwriters’ over-allotment option is exercised in full) if extended three times, or $0.1750 per Unit. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. In the event that interest in the trust is available for withdrawal for working capital purposes and has not been used to pay taxes or other working capital expenses, the Company may apply the accrued interest in the Trust Account or such withdrawn interest to the Sponsor’s obligation to loan the Company money in connection with an extension, and the amount that the Sponsor would be obligated to loan the Company in connection with such extension would be reduced by the amount of interest so applied. If the Company does not complete a Business Combination within this period of time (“Combination Period”), it shall, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of its remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Public Unit in the Initial Public Offering. The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable and up to a maximum of $600,000 of working capital released to the Company, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by NASDAQ rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

As a result of the public stockholders’ redemption rights, such shares of common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Offering, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $10.15 per public common share, subject to increase of up to an additional $0.1750 per share in the event that the Sponsor elects to extend the period of time to consummate a Business Combination, as described in more detail in the prospectus. The per-share amount to be distributed to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions paid to the underwriters. There will be no redemption rights upon the completion of the initial Business Combination with respect to the warrants. The initial stockholders have entered into letter agreements, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares (defined in Note 4), shares of common stock underlying the Private Units and the Public Units, and any additional shares they may acquire during or after the Initial Public Offering in connection with the completion of the Business Combination. Prior to acquiring any securities from the initial stockholders, permitted transferees must enter into a written agreement with the Company agreeing to be bound by the same restriction.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited financial statements should be read in conjunction with the Company’s final prospectus as filed with the SEC on August 17, 2017, as well as the Company’s Form 8-K, as filed with the SEC on August 28, 2017. The interim results for the three months ended August 31, 2017 are not necessarily indicative of the results to be expected for the year ending May 31, 2018 or for any future interim periods.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended, are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Offering costs of approximately $3,728,000 consisting principally of underwriter discounts of $3,250,000 (including approximately $1,750,000 of which payment is deferred,) and approximately $478,000 of professional, printing, filing, regulatory and other costs have been charged to additional paid in capital upon completion of the Initial Public Offering.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at August 31, 2017, 4,368,844 shares of common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

Net income (loss) per share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Shares of common stock subject to possible redemption at August 31, 2017 have been excluded from the calculation of basic income (loss) per share and diluted loss per share for the three months ended August 31, 2017 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase shares of common stock and (2) rights sold in the Initial Public Offering and Private Placement that convert into shares of common stock, in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet adopted accounting pronouncements, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING AND PRIVATE PLACEMENT

Initial Public Offering

On August 22, 2017, the Company sold 5,000,000 Public Units at a purchase price of $10.00 per Public Unit in the Initial Public Offering, generating gross proceeds of $50 million. The Company incurred offering costs of approximately $3.7 million, inclusive of approximately $3.2 million of underwriting fees. The Company paid $1 million of underwriting fees upon the closing of the Initial Public Offering, issued 50,000 shares of common stock for underwriting fees, and deferred $1.75 million of underwriting fees until the consummation of the initial Business Combination.

Each Unit consists of one share of the Company’s common stock, one right to receive one-tenth of one share of the Company’s common stock upon consummation of the Company’s initial Business Combination (“Right”), and one redeemable warrant (“Warrant”). Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable on the later of (i) 30 days after the completion of the initial Business Combination and (ii) 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Warrants, in whole and not in part, at a price of $0.01 per Warrant upon 30 days’ notice (“30-day redemption period”), only in the event that the last sale price of the common stock equals or exceeds $21.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement with respect to the shares of common stock underlying such Warrants and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period. If the Company calls the Warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the management will consider, among other factors, the Company’s cash position, the number of Warrants that are outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of common stock issuable upon the exercise of the Warrants.

Each holder of a Right will receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination. No fractional shares will be issued upon exchange of the Rights. No additional consideration will be required to be paid by a holder of Rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, each holder of a right will be required to affirmatively convert its rights in order to receive the 1/10 share of common stock underlying each right (without paying any additional consideration).

There will be no redemption rights or liquidating distributions with respect to the Warrants and Rights, which will expire worthless if the Company fails to complete it Business Combination within the Combination Period.

The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Public Units to cover any over-allotment, at the initial public offering price less any underwriting discounts and commissions.

The Company issued Maxim Group LLC (“Maxim”), as compensation for the Initial Public Offering, 50,000 shares (57,500 shares if the over-allotment is fully exercised), at the closing of the Initial Public Offering. The Company accounted for the fair value of these shares as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity.

Unit Purchase Option

At the time of the closing of the Initial Public Offering, the Company sold to Maxim, for an aggregate of $100, an option (the “UPO”) to purchase 250,000 Units (or up to 287,500 Units if the underwriters’ over-allotment option is exercised in full) (See Note 5). The Company has accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this UPO is approximately $715,000 (or $2.86 per Unit) using the Black-Scholes option-pricing model. The fair value of the UPO is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.73% and (3) expected life of five years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying Warrants and Rights, and the market price of the Units and underlying shares of common stock) to exercise the UPO without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the UPO or the Warrants or Rights underlying the UPO. The holder of the UPO will not be entitled to exercise the UPO or the Warrants or Rights underlying the UPO unless a registration statement covering the securities underlying the UPO is effective or an exemption from registration is available. If the holder is unable to exercise the UPO or underlying Warrants or Rights, the UPO, Warrants or Rights, as applicable, will expire worthless.

The Company granted the holders of the UPO, demand and “piggy back” registration rights for periods of five and seven years, respectively, from the effective date of the registration statement relating to the Initial Public Offering, including securities directly and indirectly issuable upon exercise of the UPO.

Private Placement

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 254,500 Private Units at $10.00 per Private Unit, generated gross proceeds of $2,545,000 in a Private Placement. The proceeds from the Private Units was added to the proceeds from the Initial Public Offering held in the Trust Account. The Private Units (including their component securities) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and the warrants included in the Private Units (the “Private Placement Warrants”) will be non-redeemable so long as they are held by the Sponsor or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Public Units sold in the Initial Public Offering. Otherwise, the Private Placement Warrants and the Rights underlying the Private Units have terms and provisions that are identical to those of the Warrants and Rights, respectively, sold as part of the Public Units in the Initial Public Offering and have no net cash settlement provisions.

The Sponsor has committed to purchase from the Company up to an additional 26,250 Private Units if the underwriters’ over-allotment option is exercised in full.

If the Company does not complete a Business Combination within the Combination Period, the proceeds of the Private Placement will be part of the liquidating distribution to the public stockholders and the Private Units and their component securities issued to the Sponsor will expire worthless.

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

On May 31, 2017, the Company issued 1,437,500 shares of the Company’s common stock to the Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. The 1,437,500 Founder Shares include up to 187,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full.

The Founder Shares are identical to the shares of common stock included in the Units and holders of Founder Shares have the same stockholder rights as public stockholders, except that (i) the Founder Shares and the shares of common stock underlying the Private Units are subject to certain transfer restrictions, and (ii) the Sponsor has entered into a letter agreement, pursuant to which it has agreed (A) to waive its redemption rights with respect to the Founder Shares, and the shares of common stock underlying the Private Units and the Public Units in connection with the completion of a Business Combination and (B) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and the shares of common stock underlying the Private Units if the Company fails to complete a Business Combination within 12 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination).

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of one year after the completion of an initial Business Combination or earlier of (i) subsequent to the Company’s Business Combination, the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial Business Combination, or (ii) the date following the completion of an Initial Business Combination on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Units

In addition, the Sponsor purchased, pursuant to a written agreement, an aggregate of 254,500 Private Units at $10.00 per Private Unit for proceeds of $2,545,000 in the aggregate in the Private Placement. This purchase took place on a private placement basis simultaneously with the completion of the Initial Public Offering. This issuance was be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Sponsor has committed to purchase from the Company up to an additional 26,250 Private Units if the underwriters’ over-allotment option is exercised in full.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. As of August 31, 2017, the Company has accrued $5,000 which is presented as accrued expenses – related party on the accompanying balance sheet.

Loan

The Sponsor has loaned the Company $101,707 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2017 or the closing of the Initial Public Offering. As of August 31, 2017, $83,321 of the Sponsor’s loan has been repaid and the outstanding balance is $18,382.

NOTE 5 — COMMITMENTS & CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement the Company entered into with its initial stockholders and initial purchasers of the Private Units (and constituent securities) at the closing of the Initial Public Offering, the Company is required to register certain securities for sale under the Securities Act. These holders are entitled under the registration rights agreement to make up to three demands that the Company register certain of its securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by the Company. The Company will bear the costs and expenses of filing any such registration statements.

Unit Purchase Option

The Company sold to the underwriters (and/or their designees), for $100, an option to purchase up to a total of 250,000 Units (or 287,500 Units if the underwriters’ over-allotment option is exercised in full), exercisable at $11.50 per Unit (or an aggregate exercise price of $2,875,000 or $3,306,250 if the underwriters’ over-allotment option is exercised in full) upon the closing of the Initial Public Offering. The UPO may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the registration statement relating to the Initial Public Offering and the closing of the Company’s initial Business Combination, and terminating on the fifth anniversary of such effectiveness date. The Units issuable upon exercise of this UPO are identical to those offered in the Initial Public Offering, except that the exercise price of the warrants underlying the Units sold to the underwriters is $13.00 per share.

Deferred Legal Fees

The Company has committed to pay its attorneys a deferred legal fee of $100,000 upon the consummation of the Initial Business Combination relating to services performed in connection with the IPO. This amount has been accrued in the accompanying balance sheet.

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the shares of the Company’s common stock are entitled to one vote for each share. At August 31, 2017, there were 6,742,000 shares of common stock issued and outstanding, of which up to 187,500 are subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, and includes 4,368,024 shares of the Company’s common stock subject to possible redemption.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At August 31, 2017, there are no shares of preferred stock issued or outstanding

NOTE 7 — TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

The Trust Account can be invested in U.S. government securities, within the meaning set forth in the Investment Company Act, having a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

The Company’s amended and restated certificate of incorporation provide that, other than the withdrawal of interest to pay income taxes and up to $600,000 of interest to pay working capital expenses if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of 100% of the shares of common stock included in the Public Units sold in the Initial Public Offering if the Company is unable to complete its initial Business Combination within 12 months (or 21 months if extended) from the closing of the Initial Public Offering (subject to the requirements of law).

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at August 31, 2017 and May 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	August 31, 2017	May 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$50,762,802	$—

NOTE 8 — SUBSEQUENT EVENTS

On September 13, 2017, the underwriters partially exercised their over-allotment option and purchased 200,000 Public Units (“Over-Allotment Units”), which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $2,000,000. Also on September 13, 2017, simultaneously with the sale of the Over-Allotment Units, the Company consummated the sale of an additional 7,000 Private Units, generating gross proceeds of $70,000.

In connection with the partial over-allotment exercise, the Sponsor (the Company’s initial shareholder) forfeited an aggregate of 137,500 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to I-AM Acquisition Company. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to I-AM Capital Partners LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for the Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on April 17, 2017 in Delaware and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement, our securities, debt or a combination of cash, securities and debt.

The issuance of additional shares of common stock or preferred stock:

●	may significantly dilute the equity interest of our investors;

●	may subordinate the rights of holders of common stock if we issue preferred shares with rights senior to those afforded to our common stock;

●	could cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after our business combination are insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain additional financing if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 17, 2017 (date of inception) through August 31, 2017 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on August 22, 2017, and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended August 31, 2017, we had net income of $3,222, which consists of interest income earned from the trust account of $13,328 offset by operating costs of $10,106.

Liquidity and Capital Resources

The completion of the Initial Public Offering and simultaneous Private Placement, generated gross proceeds to the Company of $52,545,000. Related transaction costs amounted to approximately $3,728,000, consisting of $3,250,000 of underwriting fees, including $1,750,000 of deferred underwriting commissions payable (which are held in the Trust Account) and $478,000 of Initial Public Offering costs. As of August 31, 2017, $492,561 of cash was held outside of the Trust Account and was available for working capital purposes, including paying business, legal and accounting due diligence costs on prospective acquisitions and continuing general and administrative expenses.

Following the Initial Public Offering, a total of $50,750,000 was placed in the Trust Account and we had $552,190 of cash held outside of the Trust Account, after payment of all costs related to the Initial Public Offering.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes and up to $600,000 for working capital expenses, if any. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses (as well as pay personnel and advisors to do the forgoing), structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. In the current economic environment, it has become especially difficult to obtain acquisition financing. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on August 16, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended August 31, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated August 16, 2017 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated August 16, 2017 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company did not sell any equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act, except as previously disclosed in our Current Reports on Form 8-K.

Use of Proceeds

On August 22, 2017, the Company consummated its initial public offering (“IPO”) of 5,000,000 units (“Units”), each Unit consisting of one share of common stock, $0.0001 par value per share (“Common Stock”), one right entitling the holder thereof to receive one-tenth (1/10) of one share of Common Stock upon the consummation of an initial business combination, and one warrant to purchase one share of Common Stock, pursuant to the registration statement on Form S-1 (File No. 333-219251), which was declared effective on August 16, 2017. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The underwriter of the IPO was granted a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any (the “Over-Allotment Units”). Simultaneously with the consummation of the IPO, the Company completed a private placement (the “Private Placement”) of an aggregate of 254,500 units (the “Placement Units”) to I-AM Capital Partners LLC, the Company’s sponsor, which were sold at an offering price of $10.00 per Placement Unit, generating gross proceeds of $2,545,000.

On September 13, 2017, the underwriter partially exercised its over-allotment option and purchased 200,000 Over-Allotment Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $2,000,000. Simultaneously with the sale of the Over-Allotment Units, the Company consummated the sale of an additional 7,000 Placement Units, generating gross proceeds of $70,000.

The Company paid a total of $1,000,000 in cash and $500,000 in shares of common stock in underwriting discounts and commissions and approximately $378,880 for other costs and expenses related to the IPO. In addition, the underwriter agreed to defer $1,820,000 in underwriting discounts and commissions, and up to this amount will be payable upon consummation of an initial business combination. After deducting the underwriting discounts and commissions (excluding the deferred portion of $1,820,000 in underwriting discounts and commissions, which will be released from the trust account upon consummation of an initial business combination, if consummated) and the estimated offering expenses, the total net proceeds from the IPO and the Private Placement was $53,363,976, of which $52,780,000 (or $10.15 per unit sold in the IPO) was placed in the trust account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

I-AM CAPITAL ACQUISITION COMPANY

Dated: October 16, 2017	/s/ F. Jacob Cherian
Name: F. Jacob Cherian Title: Chief Executive Officer (Principal Executive Officer)

Dated: October 16, 2017	/s/ Suhel Kanuga
Name: Suhel Kanuga Title: Chief Financial Officer (Principal Financial and Accounting Officer)