Form 10-Q
period 2017-11-30
I-AM CAPITAL ACQUISITION Co
filed 2018-01-16
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38188

I-AM CAPITAL ACQUISITION COMPANY

(Exact name of registrant as specified in its charter)

Delaware	82-1231127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1345 Avenue of the Americas, 11th Floor New York, New York	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 878-3684

Not applicable

 (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of January 12, 2018, there were 6,813,500 shares of the Company’s common stock issued and outstanding.

I-AM CAPITAL ACQUISITION COMPANY

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

I-AM CAPITAL ACQUISITION COMPANY

BALANCE SHEET

(Unaudited)

	November 30, 2017	May 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$432,750	$30,000
Deferred offering costs	—	25,000
Total Current Assets	432,750	55,000

Cash held in Trust Account	52,856,479	—
Total Assets	$53,289,229	$55,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan payable - Related party	$81,618	$30,672
Accrued expenses	25,000	—
Deferred legal fees	100,000	—
Total current liabilities	206,618	30,672
Deferred underwriting fees	1,820,000	—
Total Liabilities	2,026,618	30,672

Commitments

Common stock subject to possible redemption, $.0001 par value; 4,557,893 and -0- shares as of November 30, 2017 and May 31, 2017, respectively, at redemption value	46,262,610	—

Stockholders’ equity
Preferred Stock - $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—

Common Stock - $0.0001 par value; 20,000,000 shares authorized; 2,255,607 and 1,437,500 shares issued and outstanding (excluding 4,557,893 and -0- shares subject to possible redemption) as of November 30, 2017 and May 31, 2017, respectively	239	144
Additional paid-in capital	5,038,371	24,856
Accumulated deficit	(38,609)	(672)
Total stockholders’ equity	5,000,001	24,328
Total Liabilities and stockholders’ equity	$53,289,229	$55,000

The accompanying notes are an integral part of the unaudited financial statements

I-AM CAPITAL ACQUISITION COMPANY

STATEMENT OF OPERATIONS

THREE AND SIX MONTHS ENDED NOVEMBER 30, 2107

(Unaudited)

	November 30, 2017
	Six months	Three months
	ended	ended

Revenues	$—	$—

Operating expenses
General and administrative expenses	191,225	181,119
Loss from operations	(191,225)	(181,119)

Other income:
Interest income	153,288	139,960

Net income	$(37,937)	$(41,159)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	1,957,291	2,390,257

The accompanying notes are an integral part of the unaudited financial statements

I-AM CAPITAL ACQUISITION COMPANY

STATEMENT OF CASH FLOWS

SIX MONTHS ENDED NOVEMBER 30, 2107

(Unaudited)

Cash Flows from Operating Activities:

Net loss	$(37,937)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(77,200)
Changes in operating liabilities:
Accrued expenses	25,000
Net Cash used in Operating Activities	(90,137)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(52,779,279)
Net Cash used in Investing Activities	(52,779,279)

Cash flows from Financing Activities
Gross proceeds from sale of Units, net of commissions	50,860,100
Proceeds from sale of Private Units	2,615,000
Proceeds from note payable - related party, net	171,035
Repayment of note payable - related party, net	(120,089)
Payment of offering costs	(253,880)
Net Cash Provided by Financing Activities	53,272,166

Net increase in cash	402,750
Cash at beginning of period	30,000
Cash at end of period	$432,750
—
Non-Cash investing and financing activities:
Deferred underwriting fees charged to additional paid in capital	$1,820,000
Deferred legal fees charged to additional paid in capital	$100,000
Issuance of common stock to underwriters charged to additional paid in capital	$500,000
Initial classification of common stock subject to possible redemption	$44,337,271
Change in value of common stock subject to possible redemption	$1,925,339
Offering costs charged to additional paid in capital	$25,000

The accompanying notes are an integral part of the unaudited financial statements

I-AM CAPITAL ACQUISITION COMPANY

STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED NOVEMBER 30, 2107

(Unaudited)

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance - May 31, 2017	1,437,500	$144	$24,856	$(672)	$24,328.00

Sale of 5,200,000 Units, net of underwriting discount and offering expenses	5,200,000	520	48,230,699	—	48,231,219

Sale of 261,500 Private Units	261,500	26	2,544,975	—	2,545,001

Issuance of shares to underwriter	502,000	5	499,995		500,000

Common stock subject to redemption	(4,367,531)	(456)	(46,262,154)		(46,262,610)

Net loss				(37,937)	(37,937)

Balance at November 30, 2017	3,033,469	$239	$5,038,371	$(38,609)	$5,000,001

The accompanying notes are an integral part of the unaudited financial statements

I-AM CAPITAL ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2017

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

The Company’s sponsor is I-AM Capital Partners LLC (the “Sponsor”). The Company has selected May 31 as its fiscal year end.

At November 30, 2017, the Company had not commenced any principal operations nor generated revenue to date. All activity for the period from April 17, 2017 (inception) through November 30, 2017 related to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds held in trust derived from the Initial Public Offering. Accordingly, the Company’s activities are subject to significant risks and uncertainties, including failing to consummate the Initial Business Combination. Organizational costs and administrative expenses that are not related to the Initial Public Offering and concurrent private placement are expensed as incurred.

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

Contained in the underwriting agreement for the Initial Public Offering is an over-allotment option allowing the underwriters to purchase from the Company up to an additional 750,000 Public Units (the “Over-Allotment Units”) and, in addition, the Company received a commitment from the Sponsor to purchase up to an additional 26,250 Private Units in order to maintain the amount of cash in the Trust Account equal to $10.15 per Public Unit sold in the Initial Public Offering. On September 13, 2017, the underwriters partially exercised their option and purchased 200,000 Over-Allotment Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $2,000,000. Also on September 13, 2017, simultaneously with the sale of the Over-Allotment Units, the Company consummated the sale of an additional 7,000 Placement Units (the “Over-Allotment Placement Units”), generating gross proceeds of $70,000.

Trust Account

The Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The Company will have until 12 months from the closing of the Initial Public Offering to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate its initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account approximately $303,160 ($0.0583 per Unit), on or prior to the date of the applicable deadline, for each three month extension, up to an aggregate of approximately $910,000 if extended three times, or $0.1750 per Unit. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. In the event that interest in the trust is available for withdrawal for working capital purposes and has not been used to pay taxes or other working capital expenses, the Company may apply the accrued interest in the Trust Account or such withdrawn interest to the Sponsor’s obligation to loan the Company money in connection with an extension, and the amount that the Sponsor would be obligated to loan the Company in connection with such extension would be reduced by the amount of interest so applied. If the Company does not complete a Business Combination within this period of time (“Combination Period”), it shall, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of its remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s final prospectus as filed with the SEC on August 17, 2017, as well as the Company’s Forms 8-K, as filed with the SEC on August 28, 2017 and September 13, 2017. The interim results for the three and six months ended November 30, 2017 are not necessarily indicative of the results to be expected for the year ending May 31, 2018 or for any future interim periods.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Offering costs of approximately $3,728,000 consisting principally of underwriter discounts of $3,250,000 (including approximately $1,750,000 of which payment is deferred) and approximately $478,000 of professional, printing, filing, regulatory and other costs have been charged to additional paid in capital upon completion of the Initial Public Offering.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at November 30, 2017, 4,367,531 shares of common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net income (loss) per share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Shares of common stock subject to possible redemption at November 30, 2017 have been excluded from the calculation of basic income (loss) per share and diluted loss per share for the three months ended November 30, 2017 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase shares of common stock and (2) rights sold in the Initial Public Offering and Private Placement that convert into shares of common stock, in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

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

Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the balance sheet was available for issuance, require potential adjustment to or disclosure in the balance sheet and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

NOTE 3 — INITIAL PUBLIC OFFERING AND PRIVATE PLACEMENT

Initial Public Offering

On August 22, 2017, the Company sold 5,000,000 Public Units at a purchase price of $10.00 per Public Unit in the Initial Public Offering, generating gross proceeds of $50.0 million. The Company incurred offering costs of approximately $3.7 million, inclusive of approximately $3.2 million of underwriting fees. The Company paid $1 million of underwriting fees upon the closing of the Initial Public Offering, issued 50,000 shares of common stock for underwriting fees, and deferred $1.75 million of underwriting fees until the consummation of the initial Business Combination.

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

The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Public Units to cover any over-allotment, at the initial public offering price less any underwriting discounts and commissions. On September 13, 2017 the underwriters purchased 200,000 additional Public Units for gross proceeds of $2,000,000 less commissions of $110,000, of which $70,000 are deferred.

The Company issued Maxim Group LLC (“Maxim”), as compensation for the Initial Public Offering, 50,000 shares at the closing of the Initial Public Offering, plus an additional 2,000 shares upon partial exercise of the over-allotment. The Company accounted for the fair value of these shares as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity.

Unit Purchase Option

At the time of the closing of the Initial Public Offering, the Company sold to Maxim, for an aggregate of $100, an option (the “UPO”) to purchase 250,000 Units (which increased to 260,000 Units upon the partial exercise of the underwriters’ over-allotment option) (See Note 5). The Company has accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this UPO is approximately $743,600 (or $2.86 per Unit) using the Black-Scholes option-pricing model. The fair value of the UPO is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.73% and (3) expected life of five years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying Warrants and Rights, and the market price of the Units and underlying shares of common stock) to exercise the UPO without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the UPO or the Warrants or Rights underlying the UPO. The holder of the UPO will not be entitled to exercise the UPO or the Warrants or Rights underlying the UPO unless a registration statement covering the securities underlying the UPO is effective or an exemption from registration is available. If the holder is unable to exercise the UPO or underlying Warrants or Rights, the UPO, Warrants or Rights, as applicable, will expire worthless.

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

The Sponsor committed to purchase from the Company up to an additional 26,250 Private Units if the underwriters’ over-allotment option was exercised in full. On September 13, 2017, the Sponsor purchased 7,000 additional Private Units for gross proceeds of $70,000 upon the partial exercise of the over-allotment option.

If the Company does not complete a Business Combination within the Combination Period, the proceeds of the Private Placement will be part of the liquidating distribution to the public stockholders and the Private Units and their component securities issued to the Sponsor will expire worthless.

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

On May 31, 2017, the Company issued 1,437,500 shares of the Company’s common stock to the Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. 137,500 Founder Shares were forfeited by the Sponsor upon the partial exercise of the underwriters’ over-allotment option.

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

Administrative Service Fee

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. As of November 30, 2017, the Company has paid $40,000 which is presented as general and administrative expense on the accompanying statement of operations.

Loan

The Sponsor has loaned the Company $201,707 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering and working capital purposes. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2017 or the closing of the Initial Public Offering. As of November 30, 2017, $120,089 of the Sponsor’s loan has been repaid. As of November 30, 2017 the balance of the sponsor loan is $81,618.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

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

Unit Purchase Option

The Company sold to the underwriters (and/or their designees), for $100, an option to purchase up to a total of 250,000 Units (which increased to 260,000 Units upon the partial exercise of the underwriters’ over-allotment option), exercisable at $11.50 per Unit (or an aggregate exercise price of$2,990,000) upon the closing of the Initial Public Offering. The UPO may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the registration statement relating to the Initial Public Offering and the closing of the Company’s initial Business Combination, and terminating on the fifth anniversary of such effectiveness date. The Units issuable upon exercise of this UPO are identical to those offered in the Initial Public Offering, except that the exercise price of the warrants underlying the Units sold to the underwriters is $13.00 per share.

Deferred Legal Fees

The Company has committed to pay its attorneys a deferred legal fee of $100,000 upon the consummation of the Initial Business Combination relating to services performed in connection with the IPO. This amount has been accrued in the accompanying balance sheet.

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the shares of the Company’s common stock are entitled to one vote for each share. At November 30, 2017, there were 6,813,500 shares of common stock issued and outstanding, which reflects the 137,500 shares that were forfeited by the Sponsor due to the underwriters’ over-allotment option being exercised in part, and includes 4,557,893 shares of the Company’s common stock subject to possible redemption.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At November 30, 2017, there are no shares of preferred stock issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at August 31, 2017 and May 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	November 30, 2017	May 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$52,856,479	$—

NOTE 8 — SUBSEQUENT EVENTS

Management has evaluated subsequent events to determine if events or transactions occurring through the date the balance sheet was available for issuance, require potential adjustment to or disclosure in the balance sheet and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 17, 2017 (date of inception) through November 30, 2017 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on August 22, 2017, and identifying a target company for a Business Combination. Following the Initial Public Offering, we have not generated any operating revenues and will not until after the completion of our Business Combination. We have generated $153,288 through November 30, 2017 of non-operating income in the form of interest income. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended November 30 2017, we had net loss of $37,937, which consists of operating costs of $191,225 offset by interest income of $153,288 on cash and marketable securities held in the Trust Account.

For the three months ended November 30 2017, we had net loss of $41,159, which consists of operating costs of $181,119 offset by interest income of $139,960 on cash and marketable securities held in the Trust Account.

Liquidity and Capital Resources

The completion of the Initial Public Offering and simultaneous Private Placement, inclusive of the underwriters’ partial exercise of their over-allotment option, generated gross proceeds to the Company of $54,615,000. Related transaction costs amounted to approximately $3,838,000, consisting of $3,360,000 of underwriting fees, including $1,820,000 of deferred underwriting commissions payable (which are held in the Trust Account) and $478,000 of Initial Public Offering costs.

Following the Initial Public Offering and the partial exercise of the over-allotment option, a total of $55,740,000 was placed in the Trust Account and we had $552,190 of cash held outside of the Trust Account, after payment of all costs related to the Initial Public Offering.

As of November 30, 2017, we had cash and marketable securities held in the Trust Account of $52,856,479, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Since inception, we have withdrawn $76,809 of interest income from the Trust Account.

As of November 30, 2017, we had cash of $432,750 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of November 30, 2017, we had accrued expenses of $25,000.

For the six months ended November 30, 2017, cash used in operating activities amounted to $90,137, mainly resulting from net loss of $37,937, offset by interest earned on marketable securities held in the Trust Account of $77,200. Changes in our operating liabilities generated cash of $25,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended November 30, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

I-AM CAPITAL ACQUISITION COMPANY

Dated: January 16, 2018	/s/ F. Jacob Cherian
Name: F. Jacob Cherian
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: January 16, 2018	/s/ Suhel Kanuga
Name: Suhel Kanuga
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)