Form 10-Q
period 2018-02-28
I-AM CAPITAL ACQUISITION Co
filed 2018-04-16
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

As of April 13, 2018, there were 6,813,500 shares of the Company’s common stock issued and outstanding.

I-AM CAPITAL ACQUISITION COMPANY

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

I-AM CAPITAL ACQUISITION COMPANY

BALANCE SHEET

(Unaudited)

	February 28, 2018	May 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$483,867	$30,000
Deferred offering costs	—	25,000
Total Current Assets	483,867	55,000

Cash held in Trust Account	52,874,359	—
Total Assets	$53,358,226	$55,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan payable - Related party	$81,618	$30,672
Accrued expenses	49,750	—
Income tax payable	2,145
Deferred legal fees	100,000	—
Total current liabilities	233,513	30,672
Deferred underwriting fees	1,820,000	—
Total Liabilities	2,053,513	30,672

Commitments

Common stock subject to possible redemption, $.0001 par value; 4,562,041 and -0- shares as of February 28, 2018 and May 31, 2017, respectively, at redemption value	46,304,712	—

Stockholders’ equity
Preferred Stock - $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—

Common Stock - $0.0001 par value; 20,000,000 shares authorized; 2,251,459 and 1,437,500 shares issued and outstanding (excluding 4,562,252 and -0- shares subject to possible redemption) as of February 28, 2018 and May 31, 2017, respectively	225	144
Additional paid-in capital	4,996,283	24,856
Retained Earning	3,493	(672)
Total stockholders’ equity	5,000,001	24,328
Total Liabilities and stockholders’ equity	$53,358,226	$55,000

The accompanying notes are an integral part of the unaudited financial statements

I-AM CAPITAL ACQUISITION COMPANY

STATEMENT OF OPERATIONS

THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018

(Unaudited)

	February 28, 2018
	Nine months	Three months
	ended	ended

Revenues	$—	$—

Operating expenses
General and administrative expenses	305,690	114,465
Loss from operations	(305,690)	(114,465)

Other income:
Interest income	312,000	158,712

Income before provision for taxes	$6,310	$44,247
Income tax provisions	2,145	15,044
Net income	4,165	29,203

Basic and diluted net loss per share	$0.00	$0.01

Weighted average number of common shares outstanding	2,002,237	2,268,539

The accompanying notes are an integral part of the unaudited financial statements

I-AM CAPITAL ACQUISITION COMPANY

STATEMENT OF CASH FLOWS

NINE MONTHS ENDED FEBRUARY 28, 2018

(Unaudited)

Cash Flows from Operating Activities:

Net income	$4,165

Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(94,359)
Changes in operating liabilities:
Accrued expenses	49,750
Income taxes payable	2,145
Net Cash used in Operating Activities	(38,299)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(52,780,000)
Net Cash used in Investing Activities	(52,780,000)

Cash flows from Financing Activities
Gross proceeds from sale of Units, net of commssions	50,860,100
Proceeds from sale of Private Units	2,615,000
Proceeds from note payable - related party, net	171,035
Repayment of note payable - related party, net	(120,089)
Payment of offering costs	(253,880)
Net Cash Provided by Financing Activities	53,272,166

Net increase in cash	453,867
Cash at beginning of period	30,000
Cash at end of period	$483,867
—
Non-Cash investing and financing activities:
Deferred underwriting fees charged to additional paid in capital	$1,820,000
Deferred legal fees charged to additional paid in capital	$100,000
Issuance of common stock to underwriters charged to additional paid in capital	$500,000
Initial classification of common stock subject to possible redemption	$44,337,271
Change in value of common stock subject to possible redemption	$1,967,441
Offering costs charged to additional paid in capital	$25,000

The accompanying notes are an integral part of the unaudited financial statements

I-AM CAPITAL ACQUISITION COMPANY

STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED FEBRUARY 28, 2018

(Unaudited)

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance - May 31, 2017	1,437,500	$144	$24,856	$(672)	$24,328

Sale of 5,200,000 Units, net of underwriting discount and offering expenses	5,200,000	520	48,160,700	—	48,161,220

Sale of 261,500 Private Units	261,500	26	2,614,974	—	2,615,000

Issuance of shares to underwriter	52,000	5	499,995		500,000

Common stock subject to redemption	(4,562,041)	(456)	(46,304,256)		(46,304,712)

Common stock forfeited by Sponsor	(137,500)	(14)	14		—

Net income				6,310	4,165

Balance at February 28, 2018	2,251,459	$225	$4,994,138	$5,638	$5,000,001

The accompanying notes are an integral part of the unaudited financial statements

I-AM CAPITAL ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2018

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

The Company’s sponsor is I-AM Capital Partners LLC (the “Sponsor”). The Company has selected May 31 as its fiscal year end.

At February 28, 2018, the Company had not commenced any principal operations nor generated revenue to date. All activity for the period from April 17, 2017 (inception) through February 28, 2018 related to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds held in trust derived from the Initial Public Offering. Accordingly, the Company’s activities are subject to significant risks and uncertainties, including failing to consummate the Initial Business Combination. Organizational costs and administrative expenses that are not related to the Initial Public Offering and concurrent private placement are expensed as incurred.

Financing

The registration statement for the Company’s Initial Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on August 17, 2017. The Company intends to finance a Business Combination with the net proceeds from the sale of $50,000,000 of units in the Initial Public Offering (the “Public Units”) and the sale of $2,545,000 of units (the “Private Units” and, together with the Public Units, the “Units”) in the simultaneous private placement (the “Private Placement” as described in Note 3). Upon the closing of the Initial Public Offering and the Private Placement on August 22, 2017, $50,750,000 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below.

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s final prospectus as filed with the SEC on August 17, 2017, as well as the Company’s Forms 8-K, as filed with the SEC on August 28, 2017 and September 13, 2017. The interim results for the three and nine months ended February 28, 2018 are not necessarily indicative of the results to be expected for the year ending May 31, 2018 or for any future interim periods.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “SecuritiesAct”), declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at February 28, 2018, 4,562,041 shares of common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net income (loss) per share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Shares of common stock subject to possible redemption at February 28, 2018 have been excluded from the calculation of basic income (loss) per share and diluted loss per share for the nine and three months ended February 28, 2018 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase shares of common stock and (2) rights sold in the Initial Public Offering and Private Placement that convert into shares of common stock, in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

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

The Company may redeem the Warrants, in whole and not in part, at a price of $0.01 per Warrant upon 30 days’ notice (“30-day redemption period”), only in the event that the last sale price of the common stock equals or exceeds $21.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which notice of redemption is given, provided there is an effective registration statement with respect to the shares of common stock underlying such Warrants and a current prospectus relating to those shares of common stock is available throughout the 30-day redemption period. If the Company calls the Warrants for redemption as described above, the Company’s management will have the option to require all holders that wish to exercise Warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” management will consider, among other factors, the Company’s cash position, the number of Warrants that are outstanding and the dilutive effect on the Company’s stockholders of issuing the maximum number of shares of common stock issuable upon the exercise of the Warrants.

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

The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Public Units to cover any over-allotment, at the initial public offering price less any underwriting discounts and commissions. On September 13, 2017 the underwriters purchased 200,000 additional Public Units for gross proceeds of $2,000,000 less commissions of 110,000, of which $70,000 are deferred.

The Company issued Maxim Group LLC (“Maxim”), as compensation for the Initial Public Offering, 50,000 shares, at the closing of the Initial Public Offering, plus an additional 2,000 shares upon partial exercise of the over-allotment. The Company accounted for the fair value of these shares as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity.

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

The Sponsor committed to purchase from the Company up to an additional 26,250 Private Units if the underwriters’ over-allotment option was exercised in full. On September 13, 2017 the Sponsor purchased 7,000 additional Private Units for gross proceeds of $70,000 upon the partial exercise of the over-allotment option.

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

Private Units

In addition, the Sponsor purchased, pursuant to a written agreement, an aggregate of 254,500 Private Units at $10.00 per Private Unit for proceeds of $2,545,000 in the aggregate in the Private Placement. This purchase took place on a private placement basis simultaneously with the completion of the Initial Public Offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Sponsor committed to purchase from the Company up to an additional 26,250 Private Units if the underwriters’ over-allotment option was exercised in full. On September 13, 2017, 7,000 additional Private Units were purchased by the Sponsor at $10.00 per Private Unit upon the partial exercise of the over-allotment option.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. As of February 28, 2018, the Company has paid $70,000 which is presented as general and administrative expense on the accompanying statement of operations.

Loan

The Sponsor has loaned the Company $201,707 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering and working capital purposes. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2017 or the closing of the Initial Public Offering. As of February 28, 2018, $120,089 of the Sponsor’s loan has been repaid. As of February 28, 2018 the balance of the sponsor loan is $81,618.

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

Unit Purchase Option

The Company sold to the underwriters (and/or their designees), for $100, an option to purchase up to a total of 250,000 Units (which increased to 260,000 Units upon the partial exercise of the underwriters’ over-allotment option), exercisable at $11.50 per Unit (or an aggregate exercise price of $2,990,000) upon the closing of the Initial Public Offering. The UPO may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the registration statement relating to the Initial Public Offering and the closing of the Company’s initial Business Combination, and terminating on the fifth anniversary of such effectiveness date. The Units issuable upon exercise of this UPO are identical to those offered in the Initial Public Offering, except that the exercise price of the warrants underlying the Units sold to the underwriters is $13.00 per share.

Deferred Legal Fees

The Company has committed to pay its attorneys a deferred legal fee of $100,000 upon the consummation of the Initial Business Combination relating to services performed in connection with the IPO. This amount has been accrued in the accompanying balance sheet.

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the shares of the Company’s common stock are entitled to one vote for each share. At February 28, 2018, there were 6,813,500 shares of common stock issued and outstanding, which reflects the 137,500 shares that were forfeited by the Sponsor due to the underwriters’ over-allotment option being exercised in part, and includes 4,562,252 shares of the Company’s common stock subject to possible redemption.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At February 28, 2018, there were no shares of preferred stock issued or outstanding.

NOTE 7 — TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

The Trust Account can be invested in U.S. government securities, within the meaning set forth in the Investment Company Act, having a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

The Company’s amended and restated certificate of incorporation provide that, other than the withdrawal of interest to pay income taxes and up to $600,000 of interest to pay working capital expenses, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; and (ii) the redemption of 100% of the shares of common stock included in the Public Units sold in the Initial Public Offering if the Company is unable to complete its initial Business Combination within 12 months (or 21 months if extended) from the closing of the Initial Public Offering (subject to the requirements of law).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at February 28, 2018 and May 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	February 28, 2018	May 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$52,874,359	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 17, 2017 (date of inception) through February 28, 2018 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on August 22, 2017, and identifying a target company for a Business Combination. Following the Initial Public Offering, we have not generated any operating revenues and will not until after the completion of our Business Combination. We have generated $312,000 through February 28, 2018 of non-operating income in the form of interest income. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended February 28, 2018, we had net income of $4,165, which consists of operating costs of $305,690 offset by interest income of $312,000 on cash and marketable securities held in the Trust Account, offset by income tax provision of $2,145.

For the three months ended February 28, 2018, we had net income of $44,247, which consists of operating costs of $114,465 offset by interest income of $158,712 on cash and marketable securities held in the Trust Account, offset by income tax provision of $15,044.

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

As of February 28, 2018, we had cash and marketable securities held in the Trust Account of $52,874,359, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Since inception, we have withdrawn $217,528 of interest income from the Trust Account.

As of February 28, 2018, we had cash of $483,867 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of February 28, 2018, we had accrued expenses of $49,750 and income tax payable of $2,145.

For the nine months ended February 28, 2018, cash used in operating activities amounted to $38,299, mainly resulting from net income of $6,310, offset by interest earned on marketable securities held in the Trust Account of $94,359. Changes in our operating liabilities generated cash of $51,895.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended February 28, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

I-AM CAPITAL ACQUISITION COMPANY

Dated: April 16, 2018	/s/ F. Jacob Cherian
Name: F. Jacob Cherian
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: April 16, 2018	/s/ Suhel Kanuga
Name: Suhel Kanuga
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)