Form 10-K
period 2018-05-31
I-AM CAPITAL ACQUISITION Co
filed 2018-07-24
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-38188

I-AM CAPITAL ACQUISITION COMPANY

(Exact name of registrant as specified in its charter)

Delaware	82-1231127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1345 Avenue of the Americas, 11th Floor New York, New York	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 878-3684

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC
Rights, exchangeable into one-tenth of one share of Common Stock	The Nasdaq Stock Market LLC
Warrants, each warrant exercisable for one share of Common Stock	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the share of common stock on November 30, 2017, as reported on the Nasdaq Capital Market, was approximately $52,152,360.

As of July 23, 2018, there were 6,813,500 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

GLOSSARY

Unless otherwise stated in this Annual Report on Form 10-K (the “Report”), references to:

●	“I-AM Capital” means I-AM Capital Acquisition Company, a Delaware corporation.
●	“IPO” means the initial public offering of I-AM Capital.
●	“Common stock” means common stock, par value $0.0001 per share, of I-AM Capital.
●	“Exchange Act” means the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.
●	“Initial stockholder” means the sponsor.
●	“Investment” means the investment of cash by I-AM Capital in Smaaash in exchange for equity shares of Smaaash, pursuant to the terms of the Subscription Agreement.
●	“Nasdaq” means the Nasdaq Stock Market, LLC.
●	“Private placement rights” means the rights to purchase shares of I-AM Capital common stock included in the private placement units.
●	“Private placement shares” means the shares of I-AM Capital common stock included in the private placement units.
●	“Private placement units” means the units issued to the Sponsor in a private placement occurring simultaneously with the closing of I-AM Capital’s initial public offering.
●	“Private placement warrants” means the warrants to purchase shares of I-AM Capital common stock included in the private placement units.
●	“Public rights” means the rights included in the public units, each of which is exercisable for 1/10 of a share of I-AM Capital common stock, in accordance with its terms.
●	“Public shares” means shares of I-AM Capital common stock issued as part of the public units.
●	“Public stockholders” means the holders of our public shares, including our initial stockholder and members of our management team to the extent our initial stockholder and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares.
●	“Public units” means the units sold in I-AM Capital’s initial public offering.
●	“Public warrants” means the warrants included in the public units, each of which is exercisable for one share of I-AM Capital common stock, in accordance with its terms.
●	“SEC” means the U.S. Securities Exchange Commission.
●	“Smaaash” means Smaaash Entertainment Private Limited, a private limited company organized under the laws of the Republic of India.
●	“Sponsor” means I-AM Capital Partners LLC, a Delaware limited liability company.
●	“Subscription Agreement” means the Share Subscription Agreement, dated as of May 3, 2018, by and among Smaaash, I-AM Capital and the other parties thereto, as amended by the Amendment Cum Addendum to the Share Subscription Agreement Dated May 3, 2018, entered into on June 22, 2018.
●	“Transaction” means the transactions contemplated by the Subscription Agreement and related agreements.
●	“Trust account” means the trust account that holds a portion of the proceeds of I-AM Capital’s initial public offering and the concurrent sale of the private placement units to the sponsor.
●	“We,” “us,” “our,” the “Company,” “our company” or “I-AM” are to I-AM Capital.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “forecasts,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “would,” “potential,” “projects,” “predicts,” “seeks,” “targets,” “continue,” “could,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from our expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with Smaaash or any other initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	the ability to recognize the anticipated benefits of our initial business combination which may be affected by, among other things, the price of oil, natural gas, natural gas liquids, competition and the ability of the combined business to grow and manage growth profitably;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	our public securities’ potential liquidity and trading;
●	changes in applicable laws and regulations;
●	the possibility that the Company may be adversely affected by other economic and market conditions, political disturbances, was, terrorist acts, international currency fluctuations, business and/or competitive factors;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; and
●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. For any risks associated with the Transaction (as described below), see the Company’s preliminary proxy statement (the “Proxy Statement”) containing information about the Transaction, as filed with the SEC on May 16, 2018, as amended on June 22, 2018.

PART I

Item 1.	Business

Introduction

We are a blank check company organized under the laws of the State of Delaware on April 17, 2017. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Although we are not limited to a particular industry or geographic region for purposes of consummating a business combination, we have focused on businesses with a connection to India. We have entered into a definitive agreement for an initial business combination, which remains subject to approval by our shareholders, in each case as described further below.

We have assembled a group of directors, including independent directors, who provide experience in public company governance, executive leadership, operations oversight, private equity investment management and capital markets. Our Board members have extensive experience, having served as directors, CEO’s or CFO’s, or in other executive and advisory capacities for publicly-listed and privately-owned companies. Our directors have experience with acquisitions, divestitures and corporate strategy and implementation. We believe our management teams’ backgrounds provide us with the ability to source transactions and identify companies that can thrive in a public-listing environment. We believe this experience is a significant benefit to us as we evaluate potential acquisition or merger candidates and assist us in completing an initial business combination. Additionally, over the course of their careers, our management team, board and advisors have developed an extensive network of contacts and corporate relationships, which we believe will provide us with an important source of transaction opportunities, although there can be no assurance of this.

Donald R. Caldwell has over 40 years of experience as an investor, entrepreneur and as an officer and director of public and private companies and has led numerous initial public offerings and acquisitions. Our Chief Executive Officer and director, F. Jacob Cherian, has over 23 years of experience in acquisitions, investment, publicly listed companies, business restructuring and improving business value. Our Chief Financial Officer, Suhel Kanuga, has over 19 years of business experience in acquisition, investment, publicly listed companies and financial services. Roman Franklin, one of our director nominees, has expertise in wealth management, investment, and has been involved in multiple business transactions tied to India. Max Hooper, one of our directors, has over 35 years of experience as an investor and entrepreneur with expertise in investment, management and mergers and acquisitions over various industries as well as experience with special purpose acquisition companies in terms of transaction structuring, administration, research, and execution. Edward Leonard Jaroski, one of our directors, has extensive experience in investments and asset management. Another director, William H. Herrmann, Jr., has over 40 years of experience in financial services, and insurance and investment planning industries. Aalap B. Merchant, the special advisor to our board of directors, has over 15 years of experience in the financial markets across the United States and India involving corporate finance advisory (including strategic and M&A advisory, capital markets, structured finance), financial consulting, sales and trading and financial operations. In addition, Messrs. Cherian and Kanuga were the officers and directors of Millennium Investment & Acquisition Co., Inc. (formerly Millennium India Acquisition Company Inc.) (“Millennium India”), a special purpose acquisition company, or SPAC, which conducted an initial public offering of $58 million and, after seeking shareholder approval to clarify the definition of a business combination to allow for the purchase of a minority interest, consummated a business combination with SMC Global Securities Ltd. (“SMC”), an India-headquartered diversified financial services company with over 2,500 locations in over 500 cities in India serving over approximately 1.7 million investors and SAM Global Securities Limited (“SAM”). Millennium India acquired a 14.9% interest in each of SMC and SAM. Messrs. Cherian and Kanuga played active roles throughout the business combination transaction for Millennium India. The surviving entity subsequently registered as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. With respect to such transaction, past performance is not a guarantee that we will be able to locate a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate.

Prior to the consummation of a business combination, we intend to leverage the experience and expertise of our executive officers, including their extensive contacts, relationships and access to acquisition opportunities, by focusing our efforts on identifying a prospective target business or businesses located in India and negotiating the terms of such transaction. Subsequent to the consummation of a business combination, we believe that the strengths of our management team, particularly their extensive experience in public company corporate governance, financial reporting, operations oversight, corporate development and risk management, will be valuable with respect to contributing to the ongoing operations of any business we may acquire.

On May 3, 2018, we entered into a share subscription agreement (as amended by the First Amendment Cum Addendum, dated June 22, 2018, the “Subscription Agreement”), with Smaaash Entertainment Private Limited, a private limited company incorporated under the laws of India (“Smaaash”), Shripal Morakhia (“Morakhia”), and AHA Holdings Private Limited (“AHA Holdings”, and together with Morakhia, the “Smaaash Founders”), pursuant to which we will contribute a cash amount of up to $49 million (the “Investment Amount”) to Smaaash in exchange for (i) up to 89,583,215 newly issued equity shares of Smaaash (the “Investment”) and (ii) the right to act as the sole distributor of Smaaash’s active entertainment games in North and South America and (iii) the right to act as the master franchisee for Smaaash’s active entertainment centers in North and South America (the “Transaction”). Assuming a cash contribution amount of $49 million, the equity shares we receive would represent approximately 27.53% of the equity capital of Smaaash; provided that such percentage shall be decreased proportionately depending on the number of shares of our common stock that the public holders of our common stock elect to redeem in connection with the vote on the transaction and the resulting reduction in funds available for contribution to Smaaash. Consummation of the Transaction is subject to customary conditions of the respective parties, including the completion of a redemption offer whereby we will be providing our public shareholders with the opportunity to redeem their share of common stock for cash equal to their pro rata share of the aggregate amount on deposit in our trust account (net of taxes payable and up to a maximum of $600,000 of working capital released to us).

The Subscription Agreement and related agreements are further described in the Current Reports on Form 8-K filed by the Company on May 9, 2018 and June 28, 2018. For additional information regarding Smaaash, the Subscription Agreement and the Transaction, see the Proxy Statement.

Other than as specifically discussed, this Report assumes that the closing of the Transaction will not occur.

Significant Activities Since Inception

Since inception, all of our activities have related to our formation, IPO, which is described below, and identifying a target company for an initial business combination.

On August 22, 2017, we consummated our IPO of 5,000,000 units (“public units”), each unit consisting of one share of common stock, $0.0001 par value per share, one right entitling the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of an initial business combination, and one warrant to purchase one share of common stock, pursuant to the registration statement on Form S-1 (File No. 333-219251), which was declared effective on August 16, 2017. The public units were sold at an offering price of $10.00 per unit, generating gross proceeds of $50,000,000. Simultaneously with the consummation of the IPO, we completed a private placement of an aggregate of 254,500 units (the “private placement units”) to I-AM Capital Partners LLC, our sponsor, which were sold at an offering price of $10.00 per unit, generating gross proceeds of $2,545,000. On September 13, 2017, the underwriter partially exercised its over-allotment option and purchased 200,000 public units, which were sold at an offering price of $10.00 per unit, generating gross proceeds of $2,000,000. Simultaneously with the sale of the public units, we consummated the sale of an additional 7,000 private placement units, generating gross proceeds of $70,000.

Transaction costs related to the IPO amounted to $3,728,000, consisting of $1,430,000 of underwriting fees ($930,000 in cash and $500,000 in shares of common stock), $1,820,000 of deferred underwriting fees and $478,000 of IPO costs. As of May 31, 2018, $458,063 of cash was held outside of the trust account and was available for working capital purposes. After deducting the underwriting discounts and commissions (excluding the deferred portion of $1,820,000 in underwriting discounts and commissions, which will be released from the trust account upon consummation of an initial business combination, if consummated) and the estimated offering expenses, the total net proceeds from the IPO and the private placement was $53,221,220, of which $52,780,000 (or $10.15 per unit sold in the IPO) was placed in the trust account.

Our units began trading on August 22, 2017 on the Nasdaq Capital Market under the symbol “IAMU.” Commencing on October 9, 2017, the units ceased trading and separated into their component securities, which share of common stock, rights and public warrants began separately trading on the Nasdaq Capital Market under the symbols “IAM”, “IAMXR” and “IAMXW,” respectively.

The Proposed Initial Business Combination with Smaaash

As discussed above, on May 3, 2018, we entered into the Subscription Agreement and related agreements. Pursuant to the Subscription Agreement, we will invest into Smaaash the funds held in the trust account, less transaction expenses, amounts used to pay our stockholders who properly exercise their redemption rights in connection with the vote to approve the Transaction, and reserves for liquidation and liquidation expenses, in exchange for equity shares of Smaaash. We estimate that if $49.0 million is invested in Smaaash, the equity shares issued by Smaaash will constitute up to approximately 27.53% of the issued share capital of Smaaash, provided that such percentage shall decrease proportionately depending on the number of shares redeemed by our public stockholders.

In connection with the Investment, we shall change its name to “Smaaash Entertainment Inc.” and shall receive the right under the Master Distribution Agreement and the Master Franchise Agreement to become (i) the sole distributor of Smaaash games in North America and South America and (ii) the master franchisee for Smaaash centers in North America and South America. After the Transaction, we shall also pursue acquisitions within the active entertainment industry in the United States with the objective of facilitating the transformation of Smaaash from an India focused company to a globally recognized brand within the active entertainment industry.

In connection with, and as a condition to, the Investment, the Shareholders’ Agreement that we previously entered into, pursuant to which we will have the right to, among other things, appoint two directors and jointly consent to the appointment of three additional directors to the board of directors of Smaaash (which board may have up to 10 directors), will become effective.

For additional information regarding the Transaction, please see the Proxy Statement.

Initial Business Combination

We will have until August 22, 2018 to consummate our initial business combination. There is a risk that we may not be able to consummate our initial business combination by August 22, 2018. We may extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 21 months to complete a business combination). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account approximately $292,000, or approximately $335,000 if the underwriters’ over-allotment option is exercised in full ($0.0583 per unit in either case), on or prior to the date of the applicable deadline, for each three month extension, up to an aggregate of approximately $875,000 (or approximately $1,000,000 if the underwriters’ over-allotment option is exercised in full) if extended three times, or $0.1750 per unit. In the event that we receive notice from our sponsor five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. In the event that interest in the trust is available for withdrawal for working capital purposes (up to a maximum of $600,000) and has not been used to pay taxes or other working capital expenses, we may apply the accrued interest in the trust account or such withdrawn interest to the sponsor’s obligation to loan us money in connection with an extension, and the amount that our sponsor would be obligated to loan us in connection with such extension would be reduced by the amount of interest so applied. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and warrants will be worthless.

Nasdaq rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or a qualified independent accounting firm with respect to the satisfaction of such criteria. If our securities are not listed on Nasdaq at the time of our initial business combination, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial business combination.

In the event the Transaction is not consummated and we attempt to consummate an alternative business combination, we anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% net asset test. If the business combination involves more than one target business, the 80% net asset test will be based on the aggregate value of all of the target businesses. If our securities are not listed on Nasdaq at any time, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial business combination.

We believe that the Indian economy presents attractive opportunities for growth and a favorable area in which to attempt to consummate a business combination. Our executive officers and directors have extensive experience with transactions related to India, which will be valuable for us in sourcing, diligencing and structuring a business combination.

Acquisition Criteria

The members of our board of directors have significant executive management and public company experience as well as significant experience in evaluating companies and potential transactions, including, but not limited to, the evaluations done in relation with previous blank check companies. Over the course of their careers, the members of our management team and board of directors have developed a broad network of contacts and corporate relationships that we believe will be useful for sourcing investment opportunities. This network has been developed through our management team’s experience in:

●	sourcing, acquiring, operating, developing, growing, financing and selling businesses; and

●	executing transactions under varying economic and financial market conditions.

This network has provided our management team with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team will provide us with an important source of investment opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banks, consultants, accounting firms and large business enterprises.

Our evaluation strategy comprises a combination of inclusion and exclusion criteria. We intend to pursue both well-run companies as well as turnaround opportunities as long as they satisfy our selection criteria. Well-run companies are characterized by high return on equity, superior operating margins, robust earnings growth over a period of time, strong cash conversion cycles as well as healthy balance sheets. We will seek well-run companies that need additional growth capital or need to provide an exit to an existing stockholder.

In the case of turnaround opportunities, we expect to only acquire companies where we can utilize our operating expertise, industry networks and capital to implement a turnaround plan that addresses key aspects of underperformance. The ideal turnaround candidates are those that may require a recapitalization, improvements in working capital management, operational improvements that result in margin expansion, or those that could benefit from the application of new technology that could improve productivity or new business orders.

The inclusion criteria we intend to utilize are:

●	Opportunities in the faster-growing segments of the economy, including consumer, technology and services driven companies

●	Businesses with multiple, diverse potential drivers of revenue and earnings growth

●	Companies with potential for strong free cash flow generation.

●	Under-valued companies impacted by rapidly shifting market dynamics, market dislocations, gaps in understanding of a company’s future prospects, or liquidity-driven valuation discounts

●	Platform for continued growth through serial acquisitions, organic growth in existing business or new business initiatives

The exclusion criteria we intend to utilize in terms of target selection are:

●	Companies exposed to significant regulatory control

●	Controversial industry sectors such as gambling or tobacco products

●	Low gross margin sectors

●	Companies with binary events in their future relating to key product litigation, regulations or intellectual property

●	Asset-light businesses such as consulting firms

●	Red flags such as frequent labor unrest, high management turnover, accounting irregularities, pending regulatory action, environmental issues, etc.

These criteria are not intended to be exhaustive. While we have used these criteria and guidelines in evaluating prospective target businesses, including Smaaash, we may deviate from these criteria and guidelines should we see the justifications to do so. Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Competitive Strengths

We believe our competitive strengths to be the following:

Status as a public company. We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely be reduced in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests than it would have as a privately-held company. Being public can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Financial position.  With funds held in trust available for our initial business combination in the amount of $52,895,652 as of May 31, 2018, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. If needed, we may take steps to secure additional third party financing to fund our initial business combination.

Management Operating and Investing Experience.   Over the course of their careers, the members of our management team have developed a broad international network of contacts and corporate relationships which we believe will serve as a useful source of investment opportunities. We will seek to capitalize on the global network and investing and operating experience of our management team to identify, acquire and operate one or more businesses or assets in the energy sector, although we may pursue a business combination outside of such industry.

We believe our management team has the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire. However, there is no assurance that we will complete an initial business combination nor is there any guarantee that such an initial business combination will be successful. The members of our management team are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until our initial business combination is completed, if at all.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of our initial business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to redeem share of common stock held by our public stockholders may reduce the resources available to us for our initial business combination;

●	our outstanding warrants, and the potential future dilution they represent;

●	our obligation to either repay or issue private warrants upon conversion of up to $1,500,000 of working capital loans that may be made to us by our Sponsor, officers, directors or their affiliates; and

●	our obligation to register the resale of the insider shares, as well as the private warrants (and underlying securities) and any securities issued to our Sponsor, officers, directors or their affiliates upon conversion of working capital loans.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive operations until the closing of our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement units, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

We intend to effect the Transaction using cash held in our trust account and, if needed, funds from third party sources. In the event we do not consummate the Transaction, we may seek to effect simultaneous business combinations with other target businesses, but we may, as a result of our limited resources, effect only a single business combination.

Origination and sourcing of target business opportunities

We believe our management team’s extensive target sourcing and transaction experience, including in connection with previous blank check companies, along with relationships with intermediaries and companies, will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our board and management team have developed a broad network of contacts and corporate relationships around the world. This network has been developed over the course of an aggregate of over 24 years, in the case of our Chief Executive Officer.

We expect that the management team’s network of existing contacts and relationships will be able to deliver a flow of potential platform and add-on acquisition opportunities which are proprietary or where a limited group of established, credentialed buyers have been invited to participate in the sale process. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors.

In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our SEC filings and know what types of businesses we are targeting.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a qualified independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our executive officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our executive officers may currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Selection of a target business and structuring of our initial business combination

Nasdaq rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from independent investment banking firm that is a member of FINRA or a qualified independent accounting firm with respect to the satisfaction of such criteria. If our securities are not listed on Nasdaq at the time of our initial business combination, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% net assets test.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination.

Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business.

Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that the additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve our initial business combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable and up to a maximum of $600,000 of working capital released to us) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.15 per public share (subject to increase of up to an additional $0.1750 per unit in the event that our sponsor elects to extend the period of time to consummate a business combination, as described in more detail in this Report). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholder has entered into letter agreements with us, pursuant to which it has agreed to waive its redemption rights with respect to its founder shares, private placement shares and any public shares it may hold in connection with the completion of our business combination.

Manner of conducting redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirement or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our initial stockholder has agreed to vote their founder shares and any public shares purchased in favor of our initial business combination. As a result, assuming the minimum number of stockholders required for a quorum are present at the stockholders’ meeting held to approve our initial business combination, we would need only 141,876, or approximately 2.73%, of the 5,200,000 public shares sold in our IPO to be voted in favor of our initial business combination in order to have such transaction approved. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholder has entered into letter agreements with us, pursuant to which it has agreed to waive its redemption rights with respect to its founder shares, private placement shares and public shares in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets upon the consummation of our initial business combination to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our IPO, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms.

By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in our IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report).

Ability to extend time to complete business combination

If we anticipate that we may not be able to consummate our initial business combination by August 22, 2018, we may extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 21 months from the closing of our IPO to complete a business combination). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account approximately $292,000, or $335,000 if the underwriters’ over-allotment option is exercised in full ($0.0583 per unit in either case), on or prior to the date of the applicable deadline, for each three month extension, up to an aggregate of approximately $875,000 (or approximately $1,000,000 if the underwriters’ over-allotment option is exercised in full) if extended three times, or $0.1750 per unit. In the event that we receive notice from our sponsor five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. In the event that interest in the trust is available for withdrawal for working capital purposes and has not been used to pay taxes or other working capital expenses, we may apply the accrued interest in the trust account or such withdrawn interest to the sponsor’s obligation to loan us money in connection with an extension, and the amount that our sponsor would be obligated to loan us in connection with such extension would be reduced by the amount of interest so applied.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our executive officers, directors and director nominees have agreed that we will have only 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report), to complete our initial business combination. If we are unable to complete our initial business combination within the applicable time period we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay liquidation expenses (which interest shall be net of taxes payable and up to a maximum of $600,000 of working capital released to us) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless if we fail to complete our business combination within the applicable time period.

Our initial stockholder has entered into letter agreements with us, pursuant to which it has waived its rights to liquidating distributions from the trust account with respect to its founder shares and private placement shares if we fail to complete our initial business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report). However, if our initial stockholder acquires public shares, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the applicable time period.

Our executive officers, directors and director nominees have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to a maximum of $600,000 of working capital released to us) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our business combination (so that we are not subject to the SEC’s “penny stock” rules). If in connection with any such redemption, an excessive number of public shares are redeemed such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time. Prior to acquiring any securities from our initial stockholder, permitted transferees must enter into a written agreement with us agreeing to be bound by the same restriction.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $458,063 held outside the trust account, although there may not be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes and not released to us to fund up to a maximum of $600,000 of working capital expenses, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.15 (or such higher amount then held in trust). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. The actual per-share redemption amount received by stockholders may be substantially less than $10.15 (or such higher amount then held in trust). Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we may not have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.15 per public share (or such higher amount then held in trust) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes or up to a maximum of $600,000 of working capital expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, our sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our initial business combination, and our stockholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers and directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.15 per public share (or such higher amount then held in trust) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes or up to a maximum of $600,000 of working capital expenses, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors the actual value of the per-share redemption price may be substantially less than $10.15 per share (or such higher amount then held in trust).

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $458,063 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report), may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report), is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the amount of interest which may be withdrawn to pay taxes or up to a maximum of $600,000 of working capital expenses and less up to $50,000 of interest to pay liquidation expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 21st month, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281 (b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest withdrawn to pay taxes or up to a maximum of $600,000 of working capital expenses and less any per-share amounts distributed from our trust account to our public stockholders in the event we are unable to complete our business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report) and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return $10.15 per share (or such higher amount then held in trust) to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report), (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report), or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Employees

We have two executive officers. Members of the management team are not and will not be obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to its affairs until the initial business combination is complete. The amount of time that members of management will devote in any time period will vary based on whether a target business has been selected for the initial business combination and the current stage, if any, of any business combination. We have one full time administrative employee and do not intend to have any other employees prior to the completion of the initial business combination.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. Investors should carefully consider all of the risk factors described below and all of the other information contained in this Report, before making a decision to invest in our securities. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Readers are advised that important risks associated with the Transaction and Smaaash are more fully discussed in the Proxy Statement, which investors and potential investors are encouraged to review carefully.

Risks Associated with Our Business

We are a recently formed company with no operating history and no revenues, and investors have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results to date. Because we lack an operating history, investors have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We will not generate any revenues until, at the earliest, after the consummation of our initial business combination.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We are required to submit the Transaction to our stockholders for approval. However, in the event the Transaction is not consummated, we may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under Delaware law or the rules of Nasdaq or if we decide to hold a stockholder vote for business or other reasons. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate. Please see the section entitled “Business — Effecting our Initial Business Combination — Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, such as in connection with the Transaction, our initial stockholder has agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholder agrees to vote its founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholder has agreed to vote its founder shares, private placement shares as well as any public shares purchased during or after the IPO, in favor of our initial business combination. Our initial stockholder owns approximately 23.0% of our outstanding shares of common stock as of the date of this Report. As a result, assuming the minimum number of stockholders required for a quorum are present at the stockholders’ meeting held to approve our initial business combination, we would need only 141,876 or approximately 2.73% of the 5,200,000 public shares to be voted in favor of our initial business combination in order to have such transaction approved. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholder agreed to vote its founder shares in accordance with the majority of the votes cast by our public stockholders.

Our stockholders’ only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of their right to redeem their shares from us for cash, unless we seek stockholder approval of the business combination.

Since our board of directors may complete a business combination without seeking stockholder approval (unless stockholder approval is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons), public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, our stockholders’ only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets upon consummation of our initial business combination to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets upon consummation of our initial business combination to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that our stockholders would have to wait for liquidation in order to redeem their stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. For instance, in connection with the Transaction, the purchase price will come from the funds in the trust account. Although we intend to enter into a backstop agreement(s) for up to $7 million (or 14% of the maximum Investment Amount) in funds as a backstop to cover redemptions by public stockholders, to help fund the Transaction and related expenses, as well as for working capital, we may not be able to obtain such financing on terms favorable to us, or at all. If our initial business combination is unsuccessful, our stockholders would not receive their pro rata portion of the trust account until we liquidate the trust account. If our stockholders are in need of immediate liquidity, they could attempt to sell their stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, our stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate or our stockholders are able to sell their stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report). We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to a maximum of $600,000 of working capital released to us, and less up to $50,000 of interest to pay liquidation expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) or (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

We will have until 12 months from the closing of our IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 21 months to complete a business combination). In order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees must deposit into the trust account approximately $292,000, or approximately $335,000 if the underwriters’ over-allotment option is exercised in full ($0.0583 per unit in either case), on or prior to the date of the applicable deadline, for each three month extension, up to an aggregate of approximately $875,000 (or approximately $1,000,000 if the underwriters’ over-allotment option is exercised in full) if extended three times, or $0.1750 per unit. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. Consequently, such loans might not be made on the terms described in this Report. The letter agreement with our initial stockholder contains a provision pursuant to which our sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the trust account (except from any interest that we are permitted to withdraw as described herein) in the event that we do not consummate a business combination. However, we may repay such loans from funds held outside of the trust account from interest permitted to be withdrawn. In the event that interest in the trust is available for withdrawal for working capital purposes and has not been used to pay taxes or other working capital expenses, we may apply the accrued interest in the trust account or such withdrawn interest to the sponsor’s obligation to loan us money in connection with an extension, and the amount that our sponsor would be obligated to loan us in connection with such extension would be reduced by the amount of interest so applied. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a public stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a public stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a public stockholder fails to comply with these procedures, its shares may not be redeemed.

Our stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, our stockholders may be forced to sell their public shares, rights or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, and (ii) the redemption of our public shares if we are unable to complete an initial business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report), subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate their investment, our stockholders may be forced to sell their public shares, rights or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock, rights and warrants are listed on Nasdaq. We cannot assure current and potential investors that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4 per share and our stockholders’ equity would generally be required to be at least $5 million. We may not be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, although we intend to satisfy the 80% requirement even if our securities are not listed on Nasdaq at the time of our initial business combination, if Nasdaq were to delist our securities for any reason, we may choose at that time not to comply with the requirement that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock, rights and warrants are listed on Nasdaq, our common stock, rights and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Our stockholders will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our IPO and the sale of the private placement units are intended to be used to complete an initial business combination, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our IPO and the sale of the private placement units and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as SEC Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our common stock, you will lose the ability to redeem all such shares in excess of 20% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share (or such higher amount then held in trust), on our redemption, and our rights and warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our common stock, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share (or such higher amount then held in trust) on the liquidation of our trust account and our rights and warrants will expire worthless.

If the net proceeds of our IPO not being held in the trust account are insufficient to allow us to operate for at least 12 months after our IPO (or 21 months if we extend the period of time to consummate a business combination), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least 12 months after our IPO (or 21 months if we extend the period of time to consummate a business combination), assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for 12 months after our IPO (or 21 months if we extend the period of time to consummate a business combination); however, our estimate may not be accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share (or such higher amount then held in trust) on the liquidation of our trust account and our rights and warrants will expire worthless.

If the net proceeds of our IPO not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our business combination.

Of the net proceeds of our IPO as of May 31, 2018, only approximately $458,063 was available to us outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations that we may owe. Interest rates on permissible investments for us have been less than 1% over the last several years. Accordingly, if we do not earn a sufficient amount of interest on the funds held in the trust account and use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close our initial business combination. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.15 per share (or such higher amount then held in trust) on our redemption of our public shares, and our rights and warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause our stockholders to lose some or all of their investment.

Even if we conduct extensive due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and would not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share (or such higher amount then held in trust).

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years (which may be extended under certain circumstances) following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.15 per share initially held in the trust account (or such higher amount then held in trust), due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.15 per public share (or such higher amount then held in trust) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes or up to a maximum of $600,000 of working capital expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, our sponsor may not be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.15 per share (or such higher amount then held in trust) or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets other than due to the failure to obtain such waiver, in each case net of the interest which may be withdrawn to pay taxes or up to a maximum of $600,000 of working capital expenses, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.15 per share (or such higher amount then held in trust).

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments, and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. However, given the proposed structure of the Transaction (including that we proposed to acquire less than a majority interest of Smaaash), there is a risk that we could be deemed an investment company. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share (or such higher amount then held in trust) on the liquidation of our trust account and our rights and warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report) may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 12th month (or 21st month if we extend the period of time to consummate a business combination) from the closing of our IPO in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the closing of our IPO (or 21 months if we extend the period of time to consummate a business combination) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than thirty (30) days after the closing of our initial business combination, to use our best efforts to file a registration statement under the Securities Act covering such shares and no later than ninety (90) days after the closing of our initial business combination to have a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We may not be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act within ninety (90) days after the closing of our initial business combination, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in our IPO. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws and we are unable to effect such registration or qualification, subject to our obligation in such case to use our best efforts to register or qualify the shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in our IPO. There may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private placement warrants may be able to exercise such private placement warrants and sell the underlying shares.

The grant of registration rights to our initial stockholder and holders of our private placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an registration rights agreement, our initial stockholder and its permitted transferees can demand that we register the founder shares, holders of our private placement units and (their component securities) and their permitted transferees can demand that we register the private placement units, private placement shares, private placement rights and private placement warrants and the shares of common stock issuable upon exercise of the private placement rights and private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholder, holders of our private placement units (and their constituent securities) or their respective permitted transferees are registered.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, in the event that the Transaction is not consummated, our stockholders will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete a business combination with businesses with a connection to India but may also pursue opportunities without connection with India, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. In the event that the Transaction is not consumed, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our securities also may not ultimately prove to be more favorable to stockholder than a direct investment, if such opportunity were available, in a potential business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Because a foreign judiciary may determine the scope and enforcement of almost all of our target business’ material agreements under the law of such foreign jurisdiction, we may be unable to enforce our rights inside and outside of such jurisdiction.

The law of a foreign jurisdiction, such as India, may govern almost all of our target business’ material agreements, some of which may be with governmental agencies in such jurisdiction. The target business or businesses may not be able to enforce any of their material agreements or that remedies will be available outside of such jurisdiction. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our future operations.

Returns on investment in foreign companies may be decreased by withholding and other taxes.

Our investments will incur tax risk unique to investment in developing economies. Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of income tax in a developing economy. For example, under treaties with India and under local Indian income tax law, income is generally sourced in India and subject to Indian tax if paid from India. This is true whether or not the services or the earning of the income would normally be considered as from sources outside India in other contexts. Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure. Any withholding taxes paid by us on income from our investments in India may or may not be creditable on our income tax returns. We intend to seek to minimize any withholding tax or local tax otherwise imposed. However, there is no assurance that the foreign tax authorities will recognize application of such treaties to achieve a minimization of such tax. We may also elect to create foreign subsidiaries to effect the business combinations to attempt to limit the potential tax consequences of a business combination.

Although we have identified general guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general guidelines.

Although we have identified general guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have met all of these guidelines. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share (or such higher amount then held in trust) on the liquidation of our trust account and our rights and warrants will expire worthless.

We may seek investment opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or accounting firm, and consequently, our stockholders may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking or accounting firm that the price we are paying is fair to our company from a financial point of view. We are not obtaining any such opinion in connection with the Transaction. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, any one of which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of the date of this Report, there are 6,632,850 authorized but unissued shares of common stock available for issuance, which amount takes into account 5,200,000 shares reserved for issuance upon exercise of outstanding public warrants, 520,000 shares reserved for issuance upon conversion of outstanding public rights, 261,500 shares of common stock issuable upon exercise of the private placement warrants, 26,150 shares of common stock issuable upon conversion of the private placement rights, 260,000 shares of common stock underlying the underwriter’s unit purchase option as well as 260,000 shares of common stock issuable upon exercise of the warrants included in the underwriter’s unit purchase option and 26,000 shares of common stock issuable upon conversion of the rights included in the underwriter’s unit purchase option. There are no shares of preferred stock issued and outstanding as of the date of this Report. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. However, our executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and up to a maximum of $600,000 of working capital released to us), divided by the number of then outstanding public shares. The issuance of additional shares of common or preferred stock:

●	may significantly dilute our existing stockholders;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our common stock, rights and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share (or such higher amount then held in trust) on the liquidation of our trust account and our rights and warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, such as the Transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business or businesses, such as those in the proposed Transaction, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.15 per share (or such higher amount then held in trust) on the liquidation of our trust account and our rights and warrants will expire worthless.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. If the Transaction is consummated, our current executive officers and directors will remain as our officers and directors and Messrs. Jacob and Kanuga will be appointed as directors of Smaaash. In the event that the Transaction is not consummated, the role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements and take time away from oversight of our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

If the Transaction is not consummated, our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. Our key personnel may not remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a potential business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We have one full-time administrative employee and do not intend to have any other employees prior to the completion of our business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete the Transaction or an alternative business combination. These conflicts may not be resolved in our favor.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following the initial business combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented to our company or to another entity.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a business activities similar to those intended to be conducted by us following our initial business combination.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented to our company or to another entity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Members of our management team directly or indirectly own common stock and warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Business — Effecting our initial business combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our initial stockholder, executive officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our initial stockholder currently owns 1,561,500 shares of common stock (initially purchased by our sponsor on May 31, 2017 for an aggregate of $25,000). The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our IPO (not including the private placement shares and the shares of common stock issuable to Maxim Group LLC (“Maxim”) upon the consummation of our IPO). In addition, our sponsor has purchased an aggregate of 261,500 private placement units, which units are identical to the public units, for a purchase price of $2,615,000, or $10.00 per unit. If we do not complete a business combination, the warrants and rights included in such units also be cancelled and become worthless.

The founder shares are identical to the shares of common stock included in the units being sold in our IPO. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our sponsor, executive officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our sponsor, executive officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our IPO and the private placement of units provide us with $55,740,000 that we may use to complete our business combination (excluding up to $1,820,000 of deferred underwriting commissions being held in the trust account).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets if the Transaction is not consummated, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If the Transaction is not consummated and we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. Upon loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business. For example, in the proposed Transaction, we will acquire only up to 27.53% of the equity shares of Smaaash. If the Transaction is not consummated and we attempt to consummate an alternative transaction, however, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our business combination (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate their initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We may not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time it has to complete a business combination. In particular, Millennium India, a SPAC, where our executive officers served as directors and executive officers, amended its charter to allow the issuer to complete its business combination with SMC and SAM, even though Millennium India only acquired 14.9% of the equity share capital of each of SMC and SAM (by amending the definition of “business combination”) and the post business combination company subsequently registered as an Investment Company. We may not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-initial business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of our IPO and the private placement of units into the trust account and not release such amounts except in specified circumstances, to provide redemption rights to public stockholders as described herein and not to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on matters relating to pre-initial business combination activity. Our initial stockholder, who currently beneficially owns approximately 23.0% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which our stockholders do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this Report), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the interest which may be withdrawn to pay taxes or up to a maximum of $600,000 of working capital expenses) divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor, executive officers, directors and director nominees. Prior to acquiring any securities from our initial stockholder, permitted transferees must enter into a written agreement with us agreeing to be bound by the same restriction. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to the IPO may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to the IPO, the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreements among us and our sponsor, officers, directors, director nominees and the underwriters, the registration rights agreement between us and our initial stockholders and the administrative services agreement between us and our sponsor, may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. For example, the underwriting agreement related to the IPO contains (i) a representation that we will not consummate any public or private equity or debt financing prior to the consummation of a business combination, unless all investors in such financing expressly waive, in writing, any rights in or claims against the trust account and (ii) a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (less any deferred underwriting commissions and taxes payable on interest earned). While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We believe that the net proceeds of our IPO and the sale of the private placement units will be sufficient to allow us to complete the Transaction. In the event that the Transaction is not consummated, we cannot ascertain the capital requirements for any particular transaction. In addition, if the Transaction is not consummated and we attempt to consummate an alternative business combination, if the net proceeds of our IPO and the sale of the private placement units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.15 per share (or such higher amount then held in trust) on the liquidation of our trust account, and our rights and warrants will expire worthless.

Our initial stockholder controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our public stockholders do not support.

Our initial stockholder owns approximately 23.0% of our issued and outstanding shares of common stock as of the date of this Report. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our public stockholders do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholder purchases any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our initial stockholder nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our sponsor, is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholder, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholder will continue to exert control at least until the completion of our business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public rights.

Our rights are issued in registered form under a right agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The right agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public rights in order to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the rights in a manner adverse to a holder if holders of at least 65% of the then outstanding public rights approve of such amendment. Although our ability to amend the terms of the rights with the consent of at least 65% of the then outstanding public rights is unlimited, examples of such amendments could be amendments to, among other things, add a price payable upon conversion of a right, or increase such a price if added, shorten the conversion period of a right or decrease the number of shares of our common stock purchasable upon conversion of a right.

We may redeem unexpired warrants from the holders prior to their exercise at a time that is disadvantageous to them, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $21.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws and we are unable to effect such registration or qualification, subject to our obligation in such case to use our best efforts to register or qualify the shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in our IPO. Redemption of the outstanding warrants could force the holders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our rights, warrants and unit purchase option may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our business combination.

We have issued rights to receive 546,150 shares of common stock and warrants to purchase 5,461,500 shares of our common stock in connection with our IPO. In addition, we have issued a unit purchase option to the underwriter, pursuant to which the underwriter will have the option to purchase 260,000 units consisting of 260,000 shares of common stock, rights to convert into 26,000 shares of our common stock and warrants to purchase an additional 260,000 shares of our common stock. We may also issue additional units to our sponsor, officers, directors or their affiliates upon redemption of promissory notes issued to such entities or individuals for loans made to supplement our working capital requirements, as described elsewhere in this Report. To the extent we issue shares of common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon conversion of these rights and exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such rights, when converted, and warrants and unit purchase option, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our rights, warrants and unit purchase option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our IPO except that, so long as they are held by the initial purchasers or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. Investors may be unable to sell their securities unless a market can be established and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period exceeds $1.0 million or revenues exceeds $1.07 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our ordinary shares less attractive because we may rely on these provisions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2018. As long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Associated With Acquiring and Operating a Target Business With a Connection to India

As set forth herein, we intend to focus initially on businesses with a connection to India. Accordingly, in addition to the risk factors referred to above, we have set forth some of the primary risks we have identified in seeking to consummate our initial business combination with a company having a connection to India.

A slowdown in economic growth in India may adversely affect our business, financial condition, results of operations, and the value of its equity shares and the trading price of our shares following our business combination.

Following the business combination, our results of operations and financial condition may be dependent on, and may be adversely affected by, conditions in financial markets in the global economy, and, particularly in India. The Indian economy could be adversely affected by various factors such as political or regulatory action, including adverse changes in liberalization policies, business corruption, social disturbances, terrorist attacks and other acts of violence or war, natural calamities, interest rates, inflation, commodity and energy prices and various other factors. Any slowdown in the Indian economy may adversely affect our business, financial condition, results of operations, and value of our equity shares and the trading price of our shares following the business combination.

Regional hostilities, terrorist attacks, communal disturbances, civil unrest and other acts of violence or war involving India and other countries may result in a loss of investor confidence and a decline in the value of and trading price of our securities following our initial business combination.

Terrorist attacks, civil unrest and other acts of violence or war may negatively affect the Indian markets in which we may operate our business following our initial business combination and also adversely affect the worldwide financial markets. In addition, Asia has from time to time experienced instances of civil unrest and hostilities among neighboring countries. Hostilities and tensions may occur in the future and on a wider scale. Military activity or terrorist attacks in India, such as the attacks in Mumbai in November 2008 and in July 2011, may result in investor concern about stability in the region, which may adversely affect the value of our equity shares and the trading price of our shares following our business combination. Events of this nature in the future, as well as social and civil unrest within other countries in Asia, could influence the Indian economy and could have an adverse effect on our business, including the value and the trading price of our securities following our business combination.

Any downgrade of India’s credit ratings may adversely affect our ability to raise debt financing following our business combination.

India’s sovereign foreign currency long-term debt is currently rated (i) “BBB-” (negative) by Standard & Poor’s Rating Group, a division of McGraw-Hill Companies, Inc., or Standard & Poor’s, (ii) “BBB-” (negative) by Fitch Ratings Ltd, or Fitch, and (iii) “Baa3” (stable) by Moody’s Investors Services Limited, or Moody’s. These ratings reflect an assessment of the overall financial capacity of the government of India to pay its obligations and its ability to meet its financial commitments as they become due.

No assurance can be given that Standard & Poor’s, Fitch, Moody’s or any other statistical rating organization will not downgrade the credit ratings of India. Any downgrade could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our future variable rate debt and our ability to access the debt markets on favorable terms in the future. This could have an adverse effect on our financial condition following our business combination.

A decline in India’s foreign exchange reserves may affect liquidity and interest rates in the Indian economy.

According to a report released by Reserve Bank of India, India’s foreign exchange reserves totaled approximately US$406 billion as of June 29, 2018. India’s foreign exchange reserves have declined recently and may have negatively affected the valuation of the Rupee. Further declines in foreign exchange reserves could adversely affect the valuation of the Rupee and could result in reduced liquidity and higher interest rates that could adversely affect our future financial condition and the market price of our shares following the business combination.

Exchange controls that exist in India may limit our ability to utilize our cash flow effectively following a business combination.

Following a business combination, we will be subject to India’s rules and regulations on currency conversion. In India, the Foreign Exchange Regulation Act, or FERA, regulates the conversion of the Indian Rupee into foreign currencies. FERA provisions previously imposed restrictions on locally incorporated companies with foreign equity holdings in excess of 40% known as FERA companies. Following a business combination, we may be a FERA company as a result of our ownership structure. However, comprehensive amendments have been made to FERA to add strength to the liberalizations announced in their recent economic policies. Such companies are now permitted to operate in India without any special restrictions, effectively placing them on par with wholly Indian owned companies. In addition, foreign exchange controls have been substantially relaxed. Notwithstanding, the Indian foreign exchange market is not yet fully developed and the Indian authorities may not revert back to regulating FERA companies and impose new restrictions on the convertibility of the Rupee. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of India.

Certain sectors of the Indian economy are subject to government regulations that limit foreign ownership, which may adversely affect our ability to achieve our business objective which is to acquire one or more operating businesses with primary operations in India.

The Indian government prohibits investments in certain sectors and limits the ownership in certain other sectors. We intend to avoid sectors in which foreign investment is disallowed. This could limit the possible number of acquisitions that are available for investment. The Indian government also regulates investments in certain other sectors (e.g. banking) by periodically reviewing and adjusting the permissible amount of foreign ownership. The management team will evaluate the risk associated with investments in sectors in which ownership is restricted. However, there can be no guarantee that management will be correct in its assessment of political and policy risk associated with investments in general and in particular in sectors that are regulated by the Indian government. Any changes in policy could have an adverse impact on our ability to achieve our business objective which is to acquire one or more operating businesses with primary operations in India.

If the relevant Indian authorities find us or the target business with which we ultimately complete a business combination to be in violation of any existing or future Indian laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;
●	revoking our business and other licenses; and
●	requiring that we restructure our ownership or operations.

Risks Associated With Acquiring a Foreign Business

After our initial business combination, it is likely that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

All of our directors and officers currently reside in the United States. After our initial business combination, it is likely that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States. As a result, investors may have difficulty serving legal process within the United States upon us or any of these persons. Investors may also have difficulty enforcing, both in and outside the United States, judgments they may obtain in U.S. courts against us or these persons in any action, including actions based upon the civil liability provisions of U.S. Federal or state securities laws. Investors may also have difficulty bringing an original action in the appropriate court of Delaware or any other foreign jurisdiction in which our directors or officers may reside to enforce liabilities against us or any person based upon the U.S. federal securities laws.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the United States) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for our investors to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If any dividend is declared in the future and paid in a foreign currency, investors may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that they will actually ultimately receive.

If an investor is a U.S. holder of our shares of common stock, he will be taxed on the U.S. dollar value of his or her dividends, if any, at the time he receives them, even if he or she actually receives a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that the investor must include in his or her income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in his or her income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before such investor actually convert the currency into U.S. dollars, he or she will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that he or she will actually ultimately receive.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

If the Transaction is not consummated and we attempt to consummate an alternative business combination, following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

After our initial business combination, substantially all of our assets will likely be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economies in developing countries differ from the economies of most developed countries in many respects. For the most part, such economies have grown at a rate in excess of the United States; however, (1) such economic growth has been uneven, both geographically and among various sectors of the economy and (2) such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in developing countries are relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

We may re-incorporate in another jurisdiction in connection with a business combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with a business combination, we may relocate the home jurisdiction of our business from Delaware to another jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation and the international nature of our business will likely subject us to foreign regulation.

If the company we acquire has not obtained necessary certificates or permits, our profitability will be negatively affected.

As part of our business combination we will ensure that the target business has all material permits, licenses, certificates or other authorizations necessary for the conduct of its operations. However, there can be no assurance that any company we may acquire will remain in such compliance thereafter.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently lease our executive offices at 1345 Avenue of the Americas, 11th Floor, New York, New York. We consider the current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock, rights and warrants are currently listed on the Nasdaq Capital Market under the symbols “IAM”, “IAMXR” and “IAMXW,” respectively. Our share of common stock, rights and warrants each commenced separate public trading on October 9, 2017.

The following table sets forth, for the calendar quarters indicated, the high and low bids for our common stock, rights and warrants for the periods presented.

	Common Stock (1)		Rights (1)		Warrants (1)
	High	Low	High	Low	High	Low
Year 2018
Quarter ended August 31, 2018(2)	$10.81	$9.86	$0.40	$0.30	$0.50	$0.20
Quarter ended May 31, 2018	$11.94	$9.86	$0.51	$0.30	$0.56	$0.21
Quarter ended February 28, 2018	$10.02	$9.80	$0.43	$0.28	$0.60	$0.21
Quarter ended November 30, 2017(1)	$9.98	$9.80	$0.35	$0.27	$0.34	$0.26

(1)	Our common stock, rights and warrants did not trade separately from its units until October 9, 2017.
(2)	Reflect prices for the period through July 20, 2018.

On July 20, 2018, our common stock, rights and warrants closed at $10.08, $0.3 and $0.46, respectively.

(b) Holders

As of July 20, 2018, there were four holders of record of our common stock, two holders of record of our rights and two holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our share of common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

See the Proxy Statement for a discussion of I-AM Capital Acquisition Company 2018 Incentive Plan (the “Incentive Plan”) that we will submit to our stockholders for approval in connection with the proposed Transaction.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on April 17, 2017 in Delaware and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of our IPO and the private placement, our securities, debt or a combination of cash, securities and debt.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. Our plans to raise capital or to complete a business combination may not be successful.

Recent Events

On May 3, 2018, we entered into a definitive agreement to invest up to $49 million in Smaaash. Following the closing, our primary business will be to act as the sole master distributor of Smaaash’s active entertainment games in North and South America and as the master franchisee for Smaaash’s active entertainment centers in North and South America. The transaction is subject to customary closing conditions. See our Current Reports on Form 8-K filed with the SEC on May 9, 2018 and June 28, 2018 for further information.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 17, 2017 (date of inception) through May 31, 2018 were organizational activities, those necessary to prepare for our IPO, which was consummated on August 22, 2017, and identifying a target company for a business combination including the Transaction. Following our IPO, we have not generated any operating revenues and will not until after the completion of our initial business combination. We have generated $521,702 through May 31, 2018 of non-operating income in the form of interest income. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended May 31, 2018, we had net loss of $8,862, which consists of operating costs of $530,564 offset by interest income of $521,702 on cash and marketable securities held in the trust account.

Liquidity and Capital Resources

The completion of our IPO and simultaneous private placement, inclusive of the underwriters’ partial exercise of their over-allotment option, generated gross proceeds to us of $54,615,000. Related transaction costs amounted to approximately $3,838,000, consisting of $3,360,000 of underwriting fees, including $1,820,000 of deferred underwriting commissions payable (which are held in the trust account) and $478,000 of IPO costs.

Following our IPO and the partial exercise of the over-allotment option, a total of $55,740,000 was placed in the trust account and we had $552,190 of cash held outside of the trust account, after payment of all costs related to the IPO.

As of May 31, 2018, we had cash and marketable securities held in the trust account of $53,353,715, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the trust account may be available to us to pay taxes. Since inception, we have withdrawn $406,050 of interest income from the trust account.

As of May 31, 2018, we had cash of $458,063 held outside the trust account, which is available for use by us to cover the costs associated with identifying a target business including Smaaash, negotiating a business combination, due diligence procedures and other general corporate uses. In addition, as of May 31, 2018, we had accrued expenses of $63,579.

For the year ended May 31, 2018, cash used in operating activities amounted to $470,153, mainly resulting from net loss of $8,862, offset by interest earned on marketable securities held in the trust account of $521,702. Changes in our operating assets and liabilities generated cash of $60,411.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and up to a maximum of $600,000 of working capital released to us and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes and up to $600,000 for working capital expenses, if any. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to us. We began incurring these fees on August 16, 2017 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination or our liquidation.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-17 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the three months ended May 31, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
F. Jacob Cherian	53	Chief Executive Officer and Class II Director
Suhel Kanuga	43	Chief Financial Officer, Secretary and Class II Director
Donald R. Caldwell	71	Chairman and Class I Director
Roman Franklin	34	Class I Director
Max Hooper	71	Class II Director
Frank Leavy	65	Class I Director
Edward Leonard Jaroski	71	Class I Director
William H. Herrmann, Jr.	72	Class II Director

F. Jacob Cherian, has served as our Chief Executive Officer and has been a member of our board of directors since inception. Mr. Cherian is also one of the managing members of our Sponsor Mr. Cherian co-founded and served as Chairman, Chief Executive Officer and director of Millennium India from July 2006 to October 2013, completing a $58 million initial public offering in July 2006. Millennium India completed a business combination with SMC, an India-headquartered diversified financial services company with over 2,500 locations in over 500 cities in India serving approximately 1.7 million investors by acquiring a 14.9% interest in SMC. Mr. Cherian served on the Board of Directors of SMC from 2008 to December 2017, and also served on the Board of Directors of Moneywise Financial Services, a non-bank finance company in India, from 2008 to December 2017. From April 2004 to July 2006, Mr. Cherian served as Partner in the financial services division of Computer Sciences Corporation (“CSC”), a Fortune 500 firm with approximately $15.0 billion in annual revenues. Mr. Cherian’s prior work experience includes positions as a director in New York with KPMG LLP / KPMG Consulting from October 1998 to March 2004, and JP Morgan & Co from September 1995 to September 1998 in its Fixed Income Credit Portfolio & Derivatives Division. Mr. Cherian has extensive international experience and has relocated to, and had multi-year residences in, both Europe and India. He is frequently featured in leading publications and industry conferences for his insights on emerging trends and growth markets, and is a respected authority on South Asian and India-related affairs. Mr. Cherian holds a Bachelor of Arts degree in Accounting & Information Systems from Queens College of CUNY and an MBA in International Finance from St. John’s University. He has also served as Adjunct Professor of Finance at the Tobin College of Business at St. John’s University’s MBA Program for ten years.

We believe Mr. Cherian’s extensive executive experience and leadership in global including India related business transactions qualifies him to serve on our board of directors.

Suhel Kanuga, has served as our Chief Financial Officer and Secretary and has been a member of our board of directors since inception. Mr. Kanuga is also one of the managing members of our Sponsor. Mr. Kanuga co-founded Millennium India, completing a $58 million initial public offering in July 2006 and consummated a business combination with SMC and served at various positions including President, Chief Financial Officer, Treasurer, Secretary, Chief Compliance Officer and Director from March 2006 through May 2015. Mr. Kanuga also served on the Board of Directors of SAM Global Securities, prior to its amalgamation with SMC from January 2008 to February 2009. From April 2004 to July 2006, Mr. Kanuga served as Principal in the financial services division of CSC. He also held management positions at KPMG Consulting in New York from January 1999 to August 2004 and prior to that, U.S. West, Inc. Mr. Kanuga has significant international management experience, having worked with businesses across the United States, Europe and Asia. Mr. Kanuga is experienced in identifying business value, and structuring investments and acquisitions to scale up businesses. Mr. Kanuga has been interviewed in the media for his views and expertise on emerging markets/India investments and governance, and has also presented at industry conferences. He holds Bachelor’s degrees in Mathematics and Economics from Lawrence University.

We believe Mr. Kanuga’s deep understanding of finance and international business management and transactions qualifies him to serve on our board of directors.

Donald R. Caldwell, who has been an independent director and the Chairman of our board of directors since August 16, 2017, is an experienced investor, co-founded Cross Atlantic Capital Partners, Inc., a venture capital management company, where he has served as its Chairman and Chief Executive Officer since 1999. At Cross Atlantic Capital Partners, Inc., Mr. Caldwell has raised four investment funds totaling over $500 million of committed capital and is responsible for the firm’s operations, building the investment team, and growing the Cross Atlantic franchise through fundraising, network development, and deal flow generation. Prior to founding Cross Atlantic Capital Partners, Inc. in March 1999, Mr. Caldwell was President and Chief Operating Officer of Safeguard Scientifics, Inc. (NYSE: SFE) (“Safeguard”) from 1996 to 1999, where he also previously served as Executive Vice President from 1993 to 1996. In addition to his service on our board, Mr. Caldwell currently serves on the board of directors of three public companies: InsPro Technologies Corporation (OTC: ITCC) since 2008, where he serves as chairman of the board and member of the audit committee; Lightning Gaming, Inc., since June 2015, where he serves as a director and chairman of the audit committee; and Quaker Chemical Corporation (NYSE: KWR) since 1997, where he serves as lead director, as chairman of the executive committee and member of the compensation and audit committees; Mr. Caldwell was previously a member of the board of directors of Diamond Cluster International, Inc. from 1994 to 2010 and has served as a director for several private companies and non-profit organizations, including software and money management firms as well as the Pennsylvania Academy of the Fine Arts and the Committee for Economic Development. Mr. Caldwell is a Certified Public Accountant (Retired) and holds a Bachelor of Science degree from Babson College and a Master of Business Administration from the Graduate School of Business at Harvard University.

We believe Mr. Caldwell’s deep financial, entrepreneurial and business expertise and extensive experience as a member of the boards and board committees of other public companies qualifies him to serve on our board of directors.

Roman Franklin, has been an independent director since August 16, 2017. Mr. Franklin has been Chief Investment Officer of SMC Global USA since March 2016, and prior, President of Franklin Financial Planning from 2005 to 2016. Roman Franklin is a 14-year veteran of the financial services industry. By the age of 22 he held FINRA Series 7, Series 66, and Life, Health, and Variable Insurance Licenses. In 2005, he founded a fee-only registered investment advisory firm. In 2008, he was one of the youngest recipients of the National Association of Financial Advisors (“NAPFA”) Registered Financial Advisor (RFA) designation. In 2015, he was elected as a Board Member of the NAPFA, South Region Board of Directors, overseeing more than a dozen states from Texas, to Florida, to North Carolina. Mr. Franklin has experience in domestic and international investment, and has been involved in multiple business transactions tied to India, including the sale of a 50% equity stake in his wealth management business to Indian financial services firm SMC. Mr. Franklin holds a Bachelor’s Science degree in Management from Barry University and an M.B.A. in Finance from the Graduate School of Business at Stetson University. His civic organization roles include School Advisory Council for Volusia County Schools, City of DeLand Economic Development Committee, and the Boys’ and Girls’ Clubs of Central Florida.

We believe Mr. Franklin’s strong expertise in finance and international and domestic business transactions, in particular those with Indian exposure, qualifies him to serve on our board of directors.

Max Hooper, who has been an independent director since August 16, 2017, serves as Managing Director of Merging Traffic, a web-based crowdsourcing portal, since September 2015 and Head of Investment Banking and Senior Vice President of Triloma Securities, a subsidiary of Triloma Financial Group LLC, since January 2016. Dr. Hooper is also the founder and owner of Partners Advisory Group and Partners Capital Group, two financial advisory firms since January 2014. Since February 2018, Dr. Hooper’s primary focus has been as Managing Director/CEO of Managing Traffic and co-owner of Triloma Financial Group. Prior to that, Dr. Hooper was co-founder of Equity Broadcasting Corporation, a media company that owned and operated more than one hundred television stations across the United States. Dr. Hooper is an accomplished entrepreneur and has started multiple businesses in technology/internet, lodging, and services industries. Dr. Hooper has served on the investment committee of several venture capital and angel funds, and has completed “work out” transactions as a Certified Debt Arbitrator representing banks and private transactions. Dr. Hooper also has prior experience with SPACs such as transaction structuring, administration, research, and execution. Dr. Hooper has earned five doctorate degrees from a variety of institutions.

We believe Dr. Hooper’s expertise in investment, management and mergers and acquisitions over various industries qualify him to serve on our board of directors.

Frank Leavy, has been an independent director since August 16, 2017. Since 2007, Mr. Leavy has been the Senior Vice President and Director of Finance and Administration for Blake’s All Natural Foods, a manufacturer of “better for you” frozen entrees. Prior to that, he held various financial officer positions at member companies of Group Rossignol, a world leading company in the winter sports industry. Specifically, he was Controller of Rossignol Ski Company from 1982 to 2006 and Vice President of Finance of Skis Dynastar, Inc. and Skis Dynastar Canada from 2000 to 2006. He also served as Chief Operating Officer at Roger Cleveland Golf Company, a subsidiary of Group Rossignol from 1999 to 2000 and was elected a director of the company from 2003 to 2005. Mr. Leavy holds a Bachelor of Arts degree from the College of the Holy Cross and a Master of Science degree in accounting from the Graduate School of Professional Accounting at Northeastern University.

We believe Mr. Leavy’s extensive experience in corporate finance qualify him to serve on our board of directors.

Edward Leonard Jaroski, has been an independent director since October 2017. Mr. Jaroski was the founder of Fixed Income Portfolio Manager at Capstone Asset Management Company and has served as its President and Chief Executive Officer since from Mr. Jaroski has been Chairman, Chief Executive Officer and President of various Capstone/Steward Funds in the fund complex from 1987 through 2016. Mr. Jaroski was at Tenneco Financial Services from 1981 to 1987, where he was the Executive Vice President. He started his career at Philadelphia Life Insurance Company as Manager of Investments in 1969, where he served until 1981 and also served as its Vice President of Finance. He also served as a Director of Philadelphia Life Asset Management Company. Mr. Jaroski holds the insurance industry professional designations of Chartered Life Underwriter, Charter Financial Consultant and Fellow Life Management Institute. He holds a B.B.A. degree in Accounting from Temple University.

We believe Mr. Jaroski’s experience in investments and asset management qualify him to serve on our board of directors.

William H. Herrmann, Jr., has been an independent director since October 2017. Mr. Herrmann has over 40 years of experience in financial services, and insurance and investment planning industries. Presently, Mr. Herrmann is the Owner of Herrmann & Associates, a financial services firm affiliated with Hudson Heritage Capital Management Inc., a Registered Investment Advisor since February 15, 2006. Mr. Herrmann has also served as Director of Steward Funds, since 2011, and presently serves as it lead independent director. Mr. Herrmann serves as the Chairman of the Nominating and Corporate Governance Committee of Steward Funds. He previously served as the Chairman of the Contracts Committee of Steward Funds. Mr. Herrmann is also a Director of Church Capital Fund, where he serves as the Chairman of the Nominating and Corporate Governance Committees. Mr. Herrmann is also a Trustee of LuLu Shriners Investment Advisory Committee and the Chairman of Beta Rho Property Company. Mr. Herrmann holds a B.A. from the University of Pennsylvania, and an MBA from Temple University, and holds the Chartered Life Underwriter (CLU) designation from American College. Mr. Herrmann holds Series 7, 63, and 65 securities licenses as well as insurance licenses in multiple states.

We believe Mr. Herrmann’s experience in financial services and the investment planning industry qualify him to serve on our board of directors.

Our officers and board of directors are well qualified as leaders. In their prior positions they have gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, and leadership development. Our officers and directors also have experience serving on boards of directors and board committees of other public companies and private companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes, Class I and Class II, with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the Class I director, consisting of Messrs. Caldwell, Leavy, Franklin and Jaroski, will expire at the special meeting of stockholders. The term of office of the Class II directors, consisting of Messrs. Cherian, Kanuga and Herrmann and Dr. Hooper, will expire at the second annual meeting of stockholders.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Both our audit committee and our compensation committee are composed solely of independent directors.

Audit Committee

Messrs. Caldwell and Franklin and Dr. Hooper serve as members of our audit committee. Mr. Caldwell serves as chairman of the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Caldwell and Roman and Dr. Hooper are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Caldwell qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Messrs. Caldwell and Franklin and Dr. Hooper. Mr. Caldwell serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Caldwell and Franklin and Dr. Hooper. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rule, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election. Our stockholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have previously filed a copy of our form of Code of Ethics as an exhibit to our registration statement on Form S-1 (File 333-219251). Investors will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Messrs. Jaroski and Herrmann did not file Form 3s upon their appointment to the board of directors. Based solely upon a review of such forms, we believe that except as provided above during the year fiscal ended May 31, 2018, there were no delinquent filers.

Board Meetings and Attendance at Annual Meetings

In the fiscal year ended May 31, 2018, our board of directors held four meetings, and its audit committee and compensation committee did not meet.

Item 11.	Executive Compensation

None of our executive officers, directors or director nominees received any cash (or non-cash) compensation for services rendered to us. We pay an affiliate of our executive officers a total of $10,000 per month for office space, utilities and secretarial support. Our Sponsor, executive officers and directors, or any of their respective affiliates, were entitled to be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees. All of these fees will be fully disclosed to stockholders. Any compensation to be paid to our officers will be determined by our compensation committee. All of these fees will be fully disclosed to shareholders, to the extent then known and as required by the rules and regulations of the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of July 23, 2018 by:

●	each person known by us to be a beneficial owner of more than 5% of our common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the public rights or public warrants or the private placement rights or private placement warrants as these rights and warrants are not convertible or exercisable, respectively, within 60 days of the date of this Report.

Name and Address of Beneficial Owners (2)	Amount and nature of beneficial ownership (1)	Percentage of outstanding common stock
Five Percent Owners:
I-AM Capital Partners LLC (3)	1,561,500	22.9%
Boothbay Absolute Return Strategies LP (4)	568,400	8.3%
Polar Asset Management Partners Inc. (5)	458,000	6.7%
Karpus Management, Inc. (6)	457,125	6.7%
AQR Capital Management, LL (7)	450,000	6.6%
Hudson Bay Capital Management LP (8)	425,000	6.2%
HGC Investment Management Inc. (9)	408,750	6.0%
The K2 Principal Fund, L.P (10)	400,000	5.9%
Directors and Officers:
F. Jacob Cherian (3)	1,561,500	22.9%
Suhel Kanuga (3)	1,561,500	22.9
Donald R. Caldwell (11)	—	—
Roman Franklin (11)	—	—
Max Hooper (11)	—	—
Frank Leavy (11)	—	—
Edward Leonard Jaroski (11)	—	—
William H. Herrmann, Jr. (11)	—	—
All Directors and Officers as a group (eight persons)	1,561,500	22.9%

(1)	Does not include the exercise of the 5,200,000 warrants or rights included in the public units sold in our IPO and upon the exercise of the underwriter’s over-allotment option or the 261,500 warrants or rights that are included in the private placement units purchased by our Sponsor in connection with our IPO and upon the exercise of the underwriter’s over-allotment option. Includes 52,000 shares issued to Maxim at closing of our IPO and the exercise of the underwriter’s over-allotment option, which do not have redemption rights to the trust.

(2)	Unless otherwise indicated, the business address of each of the stockholders is 1345 Avenue of the Americas, 11th Floor, New York, NY 10105.
(3)

Represents shares of common stock held directly by I-AM Capital Partners LLC, our sponsor. F. Jacob Cherian and Suhel Kanuga are managers and members of our sponsor and share voting and dispositive control over the securities held by our sponsor, and thus share beneficial ownership of such securities. Each of Messrs. Cherian and Kanuga disclaims beneficial ownership over any securities owned by our Sponsor in which he does not have any pecuniary interest.

(4)

According to a Schedule 13G filed with the SEC on October 20, 2017 on behalf of Boothbay Absolute Return Strategies LP, a Delaware limited partnership, Boothbay Fund Management, LLC, a Delaware limited liability company and Ari Glass. Mr. Glass is the Managing Member of Boothbay Fund Management, LLC. The principal office of the stockholder is 810 7th Avenue, Suite 615, New York, NY 10019-5818.

(5)

According to a Schedule 13G filed with the SEC on February 14, 2018, on behalf of Polar Asset Management Partners Inc., a company incorporated under the laws on Ontario, Canada. The principal office of the stockholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(6)

According to a Schedule 13G filed with the SEC on February 14, 2018, on behalf of Karpus Management, Inc., d/b/a Karpus Investment Management, a New York corporation. The principal office of the stockholder is 183 Sully’s Trail, Pittsford, New York 14534.

(7)	According to a Schedule 13G filed with the SEC on February 14, 2018, on behalf of AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and CNH Partners, LLC. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. CNH Partners, LLC is deemed to be controlled by AQR Capital Management, LLC. The principal office of the stockholder is Two Greenwich Plaza, Greenwich, CT 0683.

(8)	According to a Schedule 13G filed with the SEC on February 2, 2018, on behalf of Hudson Bay Capital Management LP and Sander Gerber. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Mr. Gerber disclaims beneficial ownership of these securities. The principal office of the stockholder is 777 Third Avenue, 30th Floor, New York, NY 10017.

(9)	According to a Schedule 13G filed with the SEC on February 1, 2018, on behalf of HGC Investment Management Inc. a company incorporated under the laws of Canada. The principal office of the stockholder is 366 Adelaide, Suite 601, and Toronto, Ontario M5V 1R9, Canada.

(10)	According to a Schedule 13G filed with the SEC on August 30, 2017 on behalf of Shawn Kimel (“Kimel”), Shawn Kimel Investments, Inc., an Ontario corporation (“SKI”), The K2 Principal Fund, L.P., an Ontario limited partnership (the “Fund”), K2 GenPar L.P., an Ontario limited partnership (the “GP”), K2 GenPar 2009 Inc., an Ontario corporation (“GenPar 2009”), and K2 & Associates Investment Management Inc., an Ontario corporation. Mr. Kimel is president of each of SKI, the GP, GenPar 2009 and K2 & Associates. The GP is the general partner of the Fund, and GenPar 2009 is the general partner of the GP. GenPar 2009 is a direct wholly-owned subsidiary of SKI. K2 & Associates is a direct 66.5% owned subsidiary of SKI, and is the investment manager of the Fund. The principal office of the stockholder is 2 Bloor St West, Suite 801, Toronto, Ontario, M4W 3E2.

(11)	Indirectly have an interest in the founder shares held directly by the Sponsor due to their partial ownership of the Sponsor.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Our initial stockholder purchased 1,437,500 shares of common stock on May 31, 2017 for an aggregate of $25,000. 137,500 founder shares were forfeited by the sponsor upon the partial exercise of the underwriters’ over-allotment option. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our IPO (not including the private placement shares and the shares of common stock issuable to Maxim upon the consummation of our IPO).

Our sponsor has purchased an aggregated of 261,500 private placement units which units are identical to the units sold in the IPO, except as described herein, at a price of $10.00 per unit in a private placement that occurred simultaneously with the closing of our IPO. The private placement units (including their constituent securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our executive officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have entered into an Administrative Services Agreement with our sponsor, pursuant to which we pay a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor has loaned us $201,707 in the aggregate, to be used for a portion of the expenses of our IPO and for working capital purposes. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2017 or the closing of our IPO. As of May 31, 2018, $120,089 of the sponsor’s loan has been repaid. As of May 31, 2018, the balance of the sponsor loan is $81,618.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account including interest permitted to be withdrawn as described herein to repay such loaned amounts but no other proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans (including any loans made in connection with the extension of the time available for us to consummate our initial business combination) may be convertible into units of the post-business combination entity at a price of $10.00 per units at the option of the lender (which, for example, if $1,500,000 of loans were so converted, would result in the holders being issued 165,000 shares of common stock, since the 150,000 rights included in such units would result in the issuance of 15,000 additional shares upon the closing of our business combination, as well as 150,000 warrants). The units would be identical to the private placement units. All other terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and private placement units (and their constituent securities). Pursuant to the registration rights agreement, we are required to register the founder shares and private placement units (and their constituent securities) for sale under the Securities Act. Holders of these securities are entitled to make up to three demands that we register certain of its securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. We will bear the costs and expenses of filing any such registration statements.

Our audit committee must review and approve any related person transaction we propose to enter into. Our audit committee charter details the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of our company and our stockholders. A summary of such policies and procedures is set forth below.

Any potential related party transaction that is brought to the audit committee’s attention will be analyzed by the audit committee, in consultation with outside counsel or members of management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a related party transaction. At its meetings, the audit committee will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction and the benefits to us and to the relevant related party.

In determining whether to approve a related party transaction, the audit committee must consider, among other factors, the following factors to the extent relevant:

●	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;
●	whether there are business reasons for us to enter into the transaction;
●	whether the transaction would impair the independence of an outside director; and
●	whether the transaction would present an improper conflict of interest for any director or executive officer.

Any member of the audit committee who has an interest in the transaction under discussion must abstain from any voting regarding the transaction, but may, if so requested by the chairman of the audit committee, participate in some or all of the audit committee’s discussions of the transaction. Upon completion of its review of the transaction, the audit committee may determine to permit or to prohibit the transaction.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Caldwell, Leavy, Franklin, Jaroski and Herrmann and Dr. Hooper are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed for the fiscal years ended May 31, 2018 and May 31, 2017 for (i) professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in Form 10-Q (“Audit Fees”), (ii) assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and not reportable under Audit Fees (the “Audit Related Fees”), (iii) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) were:

	Year Ended May 31, 2018	Year Ended May 31, 2017
Audit Fees	$15,000	$0
Audit Related Fees	$23,500	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$38,500	$0

Our audit committee has determined that the services provided by Prager Metis are compatible with maintaining the independence of the auditor as our independent registered public accounting firm.

Pre-Approval Policy

The audit committee reviews and approves the audit and non-audit services to be provided by our independent registered public accounting firm during the year, considers the effect that performing those services might have on audit independence and approves management’s engagement of our independent registered public accounting firm to perform those services. The audit committee reserves the right to appoint a different independent registered public accounting firm at any time during the year if the board of directors of the Company and the audit committee believe that a change is in the best interest of the Company and our stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (2)
4.1	Specimen Common Stock Certificate (4)
4.2	Specimen Warrant Certificate (4)
4.3	Specimen Right Certificate (3)
4.4	Warrant Agreement, dated August 16, 2017, by and between Continental Stock Transfer & Trust Company and the Company (1)
4.5	Unit Purchase Option between the Company and Maxim Group LLC and its designees (1)
4.7	Rights Agreement, dated August 16, 2017, by and between Continental Stock Transfer & Trust Company and the Company (1)
10.1	Promissory Note, dated May 31, 2017, issued to I-AM Capital Partners LLC, our sponsor (2)
10.2	Letter Agreement, dated August 16, 2017, by and between the Company, the Sponsor and the officers and directors of the Company (1)
10.3	Investment Management Trust Account Agreement, dated August 16, 2017, by and between Continental Stock Transfer & Trust Company and the Company (1)
10.4	Registration Rights Agreement, dated August 16, 2017, by and among the Company and our sponsor (1)
10.5	Securities Subscription Agreement, dated May 31, 2017, among the Registrant and our sponsor (5)
10.6	Amended and Restated Unit Purchase Agreement, dated August 11, 2017, between the Registrant and our sponsor (3)
10.7	Form of Indemnity Agreement (4)
10.8	Administrative Services Agreement, dated August 16, 2017, by and between the Company and our sponsor (1)
10.9	Share Subscription Agreement, dated May 3, 2018, by and among the Company, Smaaash, and the Smaaash Founders (5)
10.10	Shareholders’ Agreement, dated May 3, 2018, by and among the Company, Metis, Gowani, the Smaaash Founders, and Smaaash (5)
10.11	Amendment Cum Addendum to the Share Subscription Agreement Dated May 3, 2018 (6)
14	Code of Ethics (4)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith.

** Furnished herewith

(1)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K filed on August 22, 2017
(2)	Incorporated by reference to exhibits to the Company’s Registration Statement on Form S-1filed on July 12, 2017
(3)	Incorporated by reference to exhibits to Amendment No. 2 to the Company’s Registration Statement on Form S-1filed on August 14, 2017
(4)	Incorporated by reference to exhibits to Amendment No. 1 to the Company’s Registration Statement on Form S-1filed on July 31, 2017
(5)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K filed on May 9, 2018
(6)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K filed on June 28, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 24, 2018	I-AM CAPITAL ACQUISITION COMPANY

	By:	/s/ F. Jacob Cherian
	Name:	F. Jacob Cherian
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ F. Jacob Cherian	Chief Executive Officer and Director	July 24, 2018
F. Jacob Cherian	(Principal Executive Officer)

/s/ Suhel Kanuga	Chief Financial Officer and Director	July 24, 2018
Suhel Kanuga	(Principal Financial and Accounting Officer)

/s/ Donald R. Caldwell	Chairman	July 24, 2018
Donald R. Caldwell

/s/ Roman Franklin	Director	July 24, 2018
Roman Franklin

/s/ Max Hooper	Director	July 24, 2018
Max Hooper

/s/ Frank Leavy	Director	July 24, 2018
Frank Leavy
/s/ Edward Lenoard Jaroski	Director	July 24, 2018
/s/ Edward Lenoard Jaroski

/s/ William H. Herrmann	Director	July 24, 2018
William H. Herrmann

I-AM CAPITAL ACQUISITION COMPANY

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of I-AM Capital Acquisition Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of I-AM Capital Acquisition Company (the “Company”) as of May 31, 2018 and 2017, the related statements of operations, stockholders’ equity, and cash flows for year ended May 31, 2018 and the period April 17, 2017 (inception) thru May 31, 2017 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended May 31, 2018 and the period April 17, 2017 (inception) thru May 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2017.

Basking Ridge, New Jersey

July 23, 2018

I-AM CAPITAL ACQUISITION COMPANY
BALANCE SHEETS

	May 31, 2018	May 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$458,063	$30,000
Deferred offering costs	—	25,000
Prepaid expenses	3,168	—
Total Current Assets	461,231	55,000

Cash held in Trust Account	52,895,652	—
Total Assets	$53,356,883	$55,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan payable - Related party	$81,618	$30,672
Accrued expenses	63,579	—
Deferred legal fees	100,000	—
Total current liabilities	245,197	30,672
Deferred underwriting fees	1,820,000	—
Total Liabilities	2,065,197	30,672

Commitments
Common stock subject to possible redemption, $.0001 par value; 4,560,757 and -0- shares as of May 31, 2018 and May 31, 2017, respectively, at redemption value	46,291,685	—

Stockholders’ equity
Preferred Stock - $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock - $0.0001 par value; 20,000,000 shares authorized; 2,252,743 and 1,437,500 shares issued and outstanding (excluding 4,560,757 and -0- shares subject to possible redemption) as of May 31, 2018 and May 31, 2017, respectively	225	144
Additional paid-in capital	5,009,310	24,856
Accumulated deficit	(9,534)	(672)
Total stockholders’ equity	5,000,001	24,328
Total Liabilities and stockholders’ equity	$53,356,883	$55,000

The accompanying notes are an integral part of the financial statements

I-AM CAPITAL ACQUISITION COMPANY
STATEMENTS OF OPERATIONS

	Year Ended May 31, 2017	For the period from April 17, 2017 (Inception) to May 31, 2017

Revenues	—	—

Operating expenses
General and administrative expenses	530,564	672
Loss from operations	(530,564)	(672)

Other income:
Interest income	521,702	—

Loss before provision for taxes	(8,862)	(672)

Income tax provision	—	—

Net loss	$(8,862)	$(672)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	2,050,790	1,750,000

The accompanying notes are an integral part of the financial statements

I-AM CAPITAL ACQUISITION COMPANY
STATEMENT OF STOCKHOLDERS EQUITY

	Common Stock		Additional		Total
			Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance - April 17, 2017 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	1,437,500	144	24,856	—	25,000

Net Loss for the period	—	—	—	(672)	(672)

Balance - May 31, 2017	1,437,500	$144	$24,856	$(672)	$24,328

Sale of 5,200,000 Units, net of underwriting discount and offering expenses	5,200,000	520	48,160,700	—	48,161,220

Sale of 261,500 Private Units	261,500	26	2,614,974	—	2,615,000

Issuance of shares to underwriter	52,000	5	499,995		500,000

Common stock subject to redemption	(4,560,757)	(456)	(46,291,229)		(46,291,685)

Common stock forfeited by Sponsor	(137,500)	(14)	14		—

Net loss				(8,862)	(8,862)

Balance at May 31, 2018	2,252,743	$225	$5,009,310	$(9,534)	$5,000,001

(1)	Includes an aggregate of 187,500 shares of common stock that are subject to forfeiture to the extent that the underwriters over-allotment is not exercised in full (note 6).

The accompanying notes are an integral part of the financial statements

I-AM CAPITAL ACQUISITION COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended May 31, 2018	For the period from April 17, 2017 (Inception) to May 31, 2017
Cash Flows from Operating Activities:

Net loss	$(8,862)	$(672)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(521,702)
Changes in operating assets and liabilities:
Accrued expenses	63,579
Prepaid expenses	(3,168)
Net Cash used in Operating Activities	(470,153)	(672)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(52,780,000)
Interest Income released from Trust Account	406,050
Net Cash used in Investing Activities	(52,373,950)	—

Cash flows from Financing Activities
Proceeds from sale of Units, net of commssions	50,860,100
Proceeds from sale of Private Units	2,615,000
Proceeds from note payable - related party, net	171,035	30,672
Repayment of note payable - related party, net	(120,089)
Proceeds from issuance of common stock to Sponsor		25,000
Payment of offering costs	(253,880)	(25,000)
Net Cash Provided by Financing Activities	53,272,166	30,672

Net increase in cash	428,063	30,000
Cash at beginning of period	30,000	—
Cash at end of period	$458,063	$30,000
	—
Non-Cash investing and financing activities:
Deferred underwriting fees charged to additional paid in capital	$1,820,000
Deferred legal fees charged to additional paid in capital	$100,000
Issuance of common stock to underwriters charged to additional paid in capital	$500,000
Initial classification of common stock subject to possible redemption	$44,337,271
Change in value of common stock subject to possible redemption	$1,954,414
Offering costs charged to additional paid in capital	$25,000

The accompanying notes are an integral part of the financial statements

I-AM CAPITAL ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 and 2017

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

I-AM Capital Acquisition Company (the “Company”), is a blank check company organized under the laws of the State of Delaware on April 17, 2017. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses with a connection to India. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is I-AM Capital Partners LLC (the “Sponsor”). The Company has selected May 31 as its fiscal year end.

At May 31, 2018, the Company had not commenced any principal operations nor generated revenue to date. All activity for the period from April 17, 2017 (inception) through May 31, 2018 related to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds held in trust derived from the Initial Public Offering. Accordingly, the Company’s activities are subject to significant risks and uncertainties, including failing to consummate the Initial Business Combination. Organizational costs and administrative expenses that are not related to the Initial Public Offering and concurrent private placement are expensed as incurred.

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

I-AM CAPITAL ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 and 2017

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

I-AM CAPITAL ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 and 2017

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

I-AM CAPITAL ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 and 2017

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Offering costs of approximately $3,728,000 consisting principally of underwriter discounts of $3,250,000 (including approximately $1,820,000 of which payment is deferred) and approximately $478,000 of professional, printing, filing, regulatory and other costs have been charged to additional paid in capital upon completion of the Initial Public Offering.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at May 31, 2018, 4,560,757 shares of common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

I-AM CAPITAL ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 and 2017

Net income (loss) per share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Shares of common stock subject to possible redemption at May 31, 2018 have been excluded from the calculation of basic income (loss) per share and diluted loss per share year ended May 31, 2018 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase shares of common stock, (2) rights sold in the Initial Public Offering and Private Placement that convert into shares of common stock, and (3) the unit purchase option granted to the underwriters in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. The ultimate impact may differ from this provisional amount, possibly materially, as a result of additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Reform.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet adopted accounting pronouncements, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING AND PRIVATE PLACEMENT

Initial Public Offering

On August 22, 2017, the Company sold 5,000,000 Public Units at a purchase price of $10.00 per Public Unit in the Initial Public Offering, generating gross proceeds of $50.0 million. The Company incurred offering costs of approximately $3.7 million, inclusive of approximately $3.2 million of underwriting fees. The Company paid $1 million of underwriting fees upon the closing of the Initial Public Offering, issued 50,000 shares of common stock for underwriting fees, and deferred $1.82 million of underwriting fees until the consummation of the initial Business Combination.

I-AM CAPITAL ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 and 2017

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

The Company issued Maxim Group LLC (“Maxim”), as compensation for the Initial Public Offering, an aggregate of 52,000 shares (including 20,000 shares issued in connection with the partial exercise of the over-allotment option. The Company accounted for the fair value of these shares as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity.

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

I-AM CAPITAL ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 and 2017

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

On September 13, 2017, the Sponsor purchased 7,000 additional Private Units for gross proceeds of $70,000 upon partial exercise of the underwriter’s over-allotment option.

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

I-AM CAPITAL ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 and 2017

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

Private Units

In addition, the Sponsor purchased, pursuant to a written agreement, an aggregate of 254,500 Private Units at $10.00 per Private Unit for proceeds of $2,545,000 in the aggregate in the Private Placement. This purchase took place on a private placement basis simultaneously with the completion of the Initial Public Offering. This issuance was be made pursuant to the exemption from registration contained in Section 4(a) (2) of the Securities Act.

On September 13, 2017, the Sponsor purchased 7,000 additional Private Units at $10.00 per Private Unit upon the partial exercise of the underwriter’s over-allotment option.

Administrative Service Fee

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the year ended May 31, 2018, the Company has paid an aggregate of $100,000 which is presented as general and administrative expense on the accompanying statement of operations.

Loan

The Sponsor has loaned the Company $201,707 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering and working capital purposes. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2017 or the closing of the Initial Public Offering. As of May 31, 2018, $120,089 of the Sponsor’s loan has been repaid. As of May 31, 2018 and 2017 the balance of the sponsor loan is $81,618 and $30,672, respectively.

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

I-AM CAPITAL ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 and 2017

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

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the shares of the Company’s common stock are entitled to one vote for each share. At May 31, 2018, there were 6,813,500 shares of common stock issued and outstanding, which reflects the 137,500 shares that were forfeited by the Sponsor due to the underwriters’ over-allotment option being exercised in part, and includes 4,560,757 shares of the Company’s common stock subject to possible redemption.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At May 31, 2018, there were no shares of preferred stock issued or outstanding.

NOTE 7 — TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

The Trust Account can be invested in U.S. government securities, within the meaning set forth in the Investment Company Act, having a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and up to $600,000 of interest to pay working capital expenses if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of 100% of the shares of common stock included in the Public Units sold in the Initial Public Offering if the Company is unable to complete its initial Business Combination within 12 months (or 21 months if extended) from the closing of the Initial Public Offering (subject to the requirements of law).

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

I-AM CAPITAL ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2018 and 2017

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at May 31, 2018 and May 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	May 31, 2018	May 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$52,895,652	$—

NOTE 8 - INCOME TAX

The Company’s net deferred tax assets are as follows:

May 31, 2018
Deferred tax asset
Net Operating Loss	$2,000
Total deferred tax assets	2,000
Valuation allowance	(2,000)
Deferred tax asset, net of allowance	$—

As of May 31, 2018, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $9,534 available to offset future taxable income. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended May 31, 2018, the change in the valuation allowance was $2,000.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2017 is as follows:

Year Ended May 31, 2018
Statutory federal income tax rate	28.0%
State taxes, net of federal tax benefit	0.0%
Deferred tax rate change	(7.0)%
Change in valuation allowance	(21.0)%
Income tax provision	—%

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced to 21%. The Company has a recorded full valuation allowance against its deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9 – SUBSCRIPTION AGREEMENT

On May 3, 2018, the Company entered into a share subscription agreement (the “Subscription Agreement”), with Smaaash Entertainment Private Limited, a private limited company incorporated under the laws of India (“Smaaash”), Shripal Morakhia (“Morakhia”), and AHA Holdings Private Limited (“AHA Holdings”, and together with Morakhia, the “Smaaash Founders”), pursuant to which the Company agreed to contribute a cash amount of up to $49 million (the “Investment Amount”) to Smaaash in exchange for (i) up to 76,641,157 newly issued equity shares of Smaaash (“Subscription Shares”), (ii) the right to act as the sole distributor of Smaaash’s active entertainment games in North and South America and (iii) the right to act as the master franchisee for Smaaash’s active entertainment centers in North and South America (the transactions contemplated by the Subscription Agreement, collectively, the “Transaction”). Assuming a cash contribution amount of $49 million, the Subscription Agreement provided that the equity shares received by the Company would represent approximately 24.53% of the equity capital of Smaaash; provided that such percentage shall be decreased proportionately depending on the number of shares of the Company’s common stock that the public holders of the Company’s common stock elect to redeem in connection with the vote on the Transaction and the resulting reduction in funds available for contribution to Smaaash. On June 22, 2018, the Company, Smaaash and the Smaaash Founders entered into that certain Amendment Cum Addendum to the Subscription Agreement, pursuant to which the Subscription Agreement was amended to, among other things, increase the number of Subscription Shares that the Company would receive for the full Investment Amount from 76,641,157 shares to 89,583,215 shares, which shares would represent approximately 27.53% of the equity capital of Smaaash.