Form 10-Q
period 2018-08-31
I-AM CAPITAL ACQUISITION Co
filed 2018-10-16
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of October 15, 2018, there were 6,813,500 shares of the Company’s common stock issued and outstanding.

I-AM CAPITAL ACQUISITION COMPANY

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

I-AM CAPITAL ACQUISITION COMPANY

BALANCE SHEETS

(UNAUDITED)

	August 31, 2018	May 31, 2018

ASSETS

Current Assets
Cash and cash equivalents	$355,828	$458,063
Prepaid expenses	81	3,168
Total Current Assets	355,909	461,231

Cash held in Trust Account	53,119,511	52,895,652

TOTAL ASSETS	$53,475,420	$53,356,883

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Loan payable - Related party	$85,238	$81,618
Accrued expenses	182,807	63,579
Deferred legal fees	100,000	100,000
Total current liabilities	368,045	245,197

Deferred underwriting fees	1,820,000	1,820,000
Total Liabilities	2,188,045	2,065,197

Commitments
Common stock subject to possible redemption, $.0001 par value; 4,560,332 and 4,560,757 shares as of August 31, 2018 and May 31, 2018, respectively, at redemption value	46,287,374	46,291,685

Stockholders’ Equity
Preferred Stock - $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock - $0.0001 par value; 20,000,000 shares authorized; 2,253,168 and 2,252,743 shares issued and outstanding (excluding 4,560,332 and 4,560,757 shares subject to possible redemption) as of August 31, 2018 and May 31, 2018, respectively	225	225
Additional paid-in capital	5,013,621	5,009,310
Retained earnings (Accumulated deficit)	(13,845)	(9,534)
Total Stockholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,475,420	$53,356,883

The accompanying notes are an integral part of the unaudited financial statements.

I-AM CAPITAL ACQUISITION COMPANY

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	August 31,
	2018	2017

Revenues	$—	$—

Operating expenses
General and administrative expenses	246,661	10,106
Loss from operations	(246,661)	(10,106)

Other income:
Interest income	242,350	13,328

(Loss) income before provision for taxes	(4,311)	3,222

Income tax provision	—	—

Net (loss) income	$(4,311)	$3,222

Basic and diluted net income per share	$0.00	$0.00

Weighted average number of common shares outstanding	2,253,168	1,529,094

The accompanying notes are an integral part of the unaudited financial statements.

I-AM CAPITAL ACQUISITION COMPANY

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	August 31,
	2018	2017
Cash Flows from Operating Activities:

Net (loss) income	$(4,311)	$3,222

Adjustments to reconcile net income to net cash provided by operating activities:
Accrued expense to related party	3,620	5,000
Interest earned on marketable securities held in trust account	(242,350)	(13,328)
Changes in operating assets and liabilities:
Accrued expenses	119,228	38,211
Prepaid expenses	3,087	—
Net Cash Provided by/(used in) Operating Activities	(120,726)	33,105

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(271,610)	(50,749,474)
Interest income released from Trust Account	290,101	—
Net Cash Provided by/(used in) Investing Activities	18,491	(50,749,474)

Cash flows from Financing Activities:
Proceeds from sale of units, net of underwriting discounts paid	—	48,900,100
Proceeds from sale of Private Units	—	2,545,000
Proceeds from note payable - related party, net	—	71,035
Repayment of note payable - related party, net	—	(83,325)
Payment of offering costs	—	(253,880)
Net Cash Provided by Financing Activities	—	51,178,930

Net (decrease) increase in cash	(102,235)	462,561

Cash and cash equivalents at beginning of period	458,063	—

Cash and cash equivalents at end of period	$355,828	$462,561

Non-Cash investing and financing activities:
Deferred underwriting fees charged to additional paid in capital	$—	$1,820,000
Deferred legal fees charged to additional paid in capital	—	100,000
Issuance of common stock to underwriters charged to additional paid in capital	—	500,000
Initial classification of common stock subject to possible redemption	—	44,337,271
Change in value of common stock subject to possible redemption	(4,311)	(6,498)
Offering costs charged to additional paid in capital	—	25,000

The accompanying notes are an integral part of the unaudited financial statements.

I-AM CAPITAL ACQUISITION COMPANY

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2018

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

The Company’s sponsor is I-AM Capital Partners LLC (the “Sponsor”). The Company has selected May 31 as its fiscal year end.

At August 31, 2018, the Company had not commenced any principal operations nor generated revenue to date. All activity from April 17, 2017 (inception) through August 31, 2018 related to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds held in trust derived from the Initial Public Offering. Accordingly, the Company’s activities are subject to significant risks and uncertainties, including failing to consummate the Initial Business Combination. Organizational costs and administrative expenses that are not related to the Initial Public Offering and concurrent private placement are expensed as incurred.

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

The Company will have until 12 months from the closing of the Initial Public Offering to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the Company’s amended and restated certificate of incorporation and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate its initial Business Combination, the Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account approximately $303,610 ($0.0583 per Unit), on or prior to the date of the applicable deadline, for each three month extension, up to an aggregate of approximately $910,000 if extended three times, or $0.1750 per Unit. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial Business Combination. In the event that interest in the trust is available for withdrawal for working capital purposes and has not been used to pay taxes or other working capital expenses, the Company may apply the accrued interest in the Trust Account or such withdrawn interest to the Sponsor’s obligation to loan the Company money in connection with an extension, and the amount that the Sponsor would be obligated to loan the Company in connection with such extension would be reduced by the amount of interest so applied of which $32,000 has been applied. If the Company does not complete a Business Combination within this period of time (“Combination Period”), it shall, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of its remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

On August 21, 2018, the Company deposited into the Trust Account an aggregate of $303,610 (including interest earned on the funds in the Trust Account available for withdrawal), representing $0.058 per public share. As a result of such payment, the Company has extended the period of time it has to consummate a business combination by three months to November 21, 2018.

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on July 24, 2018. The interim results for the three months ended August 31, 2018 are not necessarily indicative of the results to be expected for the year ending May 31, 2019 or for any future interim periods.

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

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at August 31, 2018, 4,560,332 shares of common stock subject to possible redemption at the redemption amount are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net income (loss) per share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Shares of common stock subject to possible redemption at August 31, 2018 have been excluded from the calculation of basic income (loss) per share and diluted loss per share for the three months ended August 31, 2018 since the Company had a net loss for the quarter ended August 31, 2018 the effect would be Anti-Dilutive. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase shares of common stock, (2) rights sold in the Initial Public Offering and Private Placement that convert into shares of common stock and (3) the unit purchase option granted to the underwriter in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

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

The Company issued Maxim Group LLC (“Maxim”), as compensation for the Initial Public Offering, an aggregate of 52,000 shares, including 20,000 shares issued in connection with the partial exercise of the over-allotment option. The Company accounted for the fair value of these shares as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity.

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

On September 13, 2017 the Sponsor purchased 7,000 additional Private Units for gross proceeds of $70,000 upon the partial exercise of the underwriter’s over-allotment option.

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

Administrative Service Fee

The Company has agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. As of August 31, 2018, the Company has paid an aggregate of $30,000 which is presented as general and administrative expense on the accompanying statement of operations.

Loan

The Sponsor has loaned the Company $201,707 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering and working capital purposes. The loan is non-interest bearing, unsecured and was due at the earlier of December 31, 2017 or the closing of the Initial Public Offering. As of August 31, 2018, $120,089 of the Sponsor’s loan has been repaid. As of August 31, 2018, the balance of the sponsor loan is $85,238.

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

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the shares of the Company’s common stock are entitled to one vote for each share. At August 31, 2018, there were 6,813,500 shares of common stock issued and outstanding, which reflects the 137,500 shares that were forfeited by the Sponsor due to the underwriters’ over-allotment option being exercised in part and includes 4,560,332 shares of the Company’s common stock subject to possible redemption.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At August 31, 2018, there were no shares of preferred stock issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at August 31, 2018 and May 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	August 31, 2018	May 31, 2018
Assets:
Cash and marketable securities held in Trust Account	1	$53,119,511	$52,895,652

NOTE 8 — SUBSCRIPTION AGREEMENT

On May 3, 2018, the Company entered into a share subscription agreement (the “Subscription Agreement”), with Smaaash Entertainment Private Limited, a private limited company incorporated under the laws of India (“Smaaash”), Shripal Morakhia (“Morakhia”), and AHA Holdings Private Limited (“AHA Holdings”, and together with Morakhia, the “Smaaash Founders”), pursuant to which the Company agreed to contribute a cash amount of up to $49 million (the “Investment Amount”) to Smaaash in exchange for (i) up to 76,641,157 newly issued equity shares of Smaaash (“Subscription Shares”), (ii) the right to act as the sole distributor of Smaaash’s active entertainment games in North and South America and (iii) the right to act as the master franchisee for Smaaash’s active entertainment centers in North and South America (the transactions contemplated by the Subscription Agreement, collectively, the “Transaction”). Assuming a cash contribution amount of $49 million, the Subscription Agreement provided that the equity shares received by the Company would represent approximately 24.53% of the equity capital of Smaaash; provided that such percentage shall be decreased proportionately depending on the number of shares of the Company’s common stock that the public holders of the Company’s common stock elect to redeem in connection with the vote on the Transaction and the resulting reduction in funds available for contribution to Smaaash. On June 22, 2018, the Company, Smaaash and the Smaaash Founders, entered into that certain Amendment Cum Addendum to the Subscription Agreement, pursuant to which the Subscription Agreement was amended to, among other things, increase the number of Subscription Shares that the Company would receive for the full Investment Amount from 76,641,157 shares to 89,583,215 shares, which shares would represent approximately 27.53% of the equity capital of Smaaash. On August 2, 2018, the parties entered into the Second Amendment Cum Addendum Agreement to the Subscription Agreement to remove the arbitration provision of the Subscription Agreement and the First Addendum. The Subscription Agreement is still subject to shareholder approval.

NOTE 9 — SUBSEQUENT EVENTS

Management has evaluated subsequent events to determine if events or transactions occurring through the date the balance sheet was available for issuance, require potential adjustment to or disclosure in the balance sheet and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed, except as described below.

The Company’s board of directors has determined to issue a common stock dividend on all shares of the Company’s common stock that are outstanding at the end of the day immediately prior to the date of the closing of the transaction, to each shareholder who beneficially owns such shares as of such time, on the condition that the stockholder of any such shares remains a stockholder immediately after the closing (the “Special Dividend”). The Sponsor, Maxim Group LLC, the underwriter of the Company’s initial public offering (“Maxim”), and Maxim’s affiliates, all of whom own shares of the Company common stock, have agreed to waive their respective rights to receive the Special Dividend. The number of shares to be issued in the Special Dividend for each outstanding share shall be equal to 600,000 divided by the number of shares of common stock eligible to receive such dividend, which shall not include the shares of common stock held by the Sponsor, Maxim and its affiliates. In connection with the Special Dividend, the Sponsor has agreed to cancel a number of founder shares equal to the aggregate number of shares issued in the dividend. The Special Dividend will only be paid if and when the transaction closes.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On June 22, 2018, the Company, Smaaash and the Smaaash Founders, entered into that certain Amendment Cum Addendum to the Subscription Agreement (“First Addendum”), pursuant to which the Subscription Agreement was amended to, among other things, increase the number of Subscription Shares that the Company would receive for the full Investment Amount from 76,641,157 shares to 89,583,215 shares, which shares would represent approximately 27.53% of the equity capital of Smaaash. On August 2, 2018, the parties entered into the Second Amendment Cum Addendum Agreement to the Subscription Agreement to remove the arbitration provision of the Subscription Agreement and the First Addendum.

The Transaction is subject to customary closing conditions. See our Current Reports on Form 8-K filed with the SEC on May 9, 2018 and June 28, 2018 as well as our definitive proxy statement for the Transaction filed with the SEC on September 19, 2018 for further information.

Recent Events

On August 21, 2018, the Company deposited into the Trust Account an aggregate of $303,610 (including interest earned on the funds in the Trust Account available for withdrawal), representing $0.058 per public share. As a result of such payment, the Company has extended the period of time it has to consummate a business combination by three months to November 21, 2018.

The Company’s board of directors has determined to issue a common stock dividend on all shares of the Company’s common stock that are outstanding at the end of the day immediately prior to the date of the closing of the Transaction, to each shareholder who beneficially owns such shares as of such time, on the condition that the stockholder of any such shares remains a stockholder immediately after the closing (the “Special Dividend”). The Sponsor, Maxim, and Maxim’s affiliates, all of whom own shares of the Company’s common stock, have agreed to waive their respective rights to receive the Special Dividend. The number of shares to be issued in the Special Dividend for each outstanding share shall be equal to 600,000 divided by the number of shares of common stock eligible to receive such dividend, which shall not include the shares of common stock held by the Sponsor, Maxim and its affiliates. In connection with the Special Dividend, the Sponsor has agreed to cancel a number of Founder Shares equal to the aggregate number of shares issued in the dividend. The Special Dividend will only be paid if and when the Transaction closes.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 17, 2017 (date of inception) through August 31, 2018 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on August 22, 2017, and identifying a target company for a business combination. Following the Initial Public Offering, we have not generated any operating revenues and will not until after the completion of our business combination. We have generated $764,052 through August 31, 2018 of non-operating income in the form of interest income. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended August 31, 2017, we had net income of $3,222, which consists of operating costs of $10,106 offset by interest income of $13,328 on cash and marketable securities held in the Trust Account.

For the three months ended August 31, 2018, we had net loss of $4,311, which consists of operating costs of $246,661 offset by interest income of $242,350 on cash and marketable securities held in the Trust Account.

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

Following the Initial Public Offering and the underwriter’s partial exercise of the over-allotment option, a total of $55,740,000 was placed in the Trust Account and we had $552,190 of cash held outside of the Trust Account, after payment of all costs related to the Initial Public Offering.

As of August 31, 2018, we had cash and marketable securities held in the Trust Account of $53,119,511, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes. Since inception, we have withdrawn $695,523 of interest income from the Trust Account.

As of August 31, 2018, we had cash of $355,828 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business including Smaaash, negotiating a business combination, due diligence procedures and other general corporate uses. In addition, as of August 31, 2018, we had accrued expenses of $182,807.

For the three months ended August 31, 2018, cash used in operating activities amounted to $120,527, mainly resulting from accrued expenses of $119,228, offset by interest earned on marketable securities held in the Trust Account of $242,350.

We intend to use substantially all the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable and up to a maximum of $600,000 of working capital released to us) and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes and up to $600,000 for working capital expenses, if any. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended August 31, 2018, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on July 24, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on July 24, 2018.

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

I-AM CAPITAL ACQUISITION COMPANY

Dated: October 16, 2018	/s/ F. Jacob Cherian
Name: F. Jacob Cherian
Title: Chief Executive Officer
(Principal Executive Officer)

Dated: October 16, 2018	/s/ Suhel Kanuga
Name: Suhel Kanuga
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)