Form 10-Q
period 2018-11-30
SIMPLICITY ESPORTS & GAMING Co
filed 2019-01-22
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38188

SIMPLICITY ESPORTS AND GAMING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	82-1231127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1345 Avenue of the Americas, 15th Floor New York, New York	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 370-1300

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of January 15, 2019, there were 6,313,018 shares of the Company’s common stock issued and outstanding.

SIMPLICITY ESPORTS AND GAMING COMPANY

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SMAAASH ENTERTAINMENT INC.

BALANCE SHEET

	November 30, 2018 (Unaudited)	May 31, 2018

ASSETS

Current Assets
Cash and cash equivalents	$414,396	$458,063
Prepaid expenses	54	3,168
Total Current Assets	414,450	461,231
Other Assets
Restricted Cash Held in Escrow	7,620,432	—
Cash held in Trust Account	—	52,895,652
Investment at cost	150,000	—
Total Other Assets	7,770,432	52,895,652

TOTAL ASSETS	$8,184,882	$53,356,883

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Loan payable - Related party	$85,238	$81,618
Accrued expenses	935,870	63,579
Deferred legal fees	—	100,000
Common stock redemption obligation	7,973,300	—
Note Payable	1,800,000	—
Total current liabilities	10,794,408	245,197

Deferred underwriting fees	—	1,820,000
Total Liabilities	10,794,408	2,065,197

Commitments
Common stock subject to possible redemption, $.0001 par value; -0- and 4,560,757 shares as of November 30, 2018 and May 31, 2018, respectively, at redemption value	-0-	46,291,685

Stockholders’ Equity
Preferred Stock - $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock - $0.0001 par value; 20,000,000 shares authorized; 5,119,390 and 2,252,743 shares issued and outstanding as of November 30, 2018 and May 31, 2018, respectively	512	225
Additional paid-in capital	379,680	5,009,310
(Accumulated deficit)	(2,989,718)	(9,534)
Total Stockholders’ Equity (Deficit)	(2,609,526)	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,184,882	$53,356,883

The accompanying notes are an integral part of the unaudited financial statements.

SMAAASH ENTERTAINMENT INC.

STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017

Revenue	$—	$—	$—	$—

Operating expenses
General and administrative expenses	3,139,567	181,119	3,381,602	191,225
Loss from operations	(3,139,567)	(181,119)	(3,381,602)	(191,225)

Other income
Interest income	163,694	139,960	401,418	153,288

Loss before provision for taxes	$(2,975,873)	(41,159)	(2,980,184)	(37,937)

Income tax provision	—	—	—	—

Net loss	$(2,975,873)	$(41,159)	$(3,480,184)	$(37,937)

Basic and diluted net loss per share	$(1.21)	$(0.02)	$(1.48)	$(0.02)

Weighted average number of common shares outstanding	2,457,256	2,390,257	2,354,655	1,957,291

The accompanying notes are an integral part of the unaudited financial statements.

SMAAASH ENTERTAINMENT INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	November 30,
	2018	2017
Cash Flows from Operating Activities:

Net loss	$(2,980,184)	$(37,937)

Adjustments to reconcile net income to net cash provided by operating activities:
Accrued expense to related party	3,620	—
Interest earned in trust account	(401,418)	(77,200)
Issuance of shares for services	2,125,000	—

Changes in operating assets and liabilities:
Accrued expenses	872,291	25,000
Prepaid expenses	3,114	—
Net Cash (used in) Operating Activities	(377,577)	(90,137)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(52,779,279)
Interest income released from Trust Account	401,418	—
Investment at cost	(150,000)	—
Net Cash Provided by/(used in) Investing Activities	251,418	(52,779,279)

Cash flows from Financing Activities:
Proceeds from sale of public units, net of underwriting discounts paid	—	50,860,100
Proceeds from sale of private units	—	2,615,000
Proceeds from note payable - related party, net	—	171,035
Repayment of note payable - related party, net	—	(120,089)
Payment of offering costs	(20,000)	(253,880)
Cash in trust	53,178,520	—
Settlement of Redeemable Common Stock	(45,455,596)	—
Net Cash Provided by Financing Activities	(7,702,924)	53,272,166

Net increase in cash	7,576,765	402,750

Cash and cash equivalents at beginning of period	458,063	30,000

Cash, cash equivalents and restricted cash at end of period	$8,034,828	$432,750

Non-Cash investing and financing activities:
Deferred underwriting fees charged to additional paid in capital	$—	$1,820,000
Deferred legal fees charged to additional paid in capital	—	100,000
Issuance of common stock to underwriters charged to additional paid in capital	—	500,000
Initial classification of common stock subject to possible redemption	—	44,337,271
Change in value of common stock subject to possible redemption	—	1,925,339
Offering costs charged to additional paid in capital	—	25,000
Common stock redemption obligation	7,973,300	—

The accompanying notes are an integral part of the unaudited financial statements.

SMAAASH ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Smaaash Entertainment Inc. (the “Company”), was a newly organized blank check company organized under the laws of the State of Delaware on April 17, 2017. The Company was formed under the name I-AM Capital Acquisition Company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

The Company’s sponsor was I-AM Capital Partners LLC (the “Sponsor”). The Company selected May 31 as its fiscal year end.

On November 20, 2018, the Company and Smaaash Entertainment Private Limited, a private limited company incorporated under the laws of India (“Smaaash”), consummated its initial Business Combination as contemplated by a share subscription agreement dated as of May 3, 2018 (the “Closing”).

In connection with the Closing, the Company changed its name from I-AM Capital Acquisition Company to Smaaash Entertainment Inc.

Smaaash operates 40 state-of-the-art games and entertainment centers (the “Centers”) including 39 centers in India and one international center in the U.S., in addition to carrying out product sales of its games and equipment that Smaaash has developed in-house, supported by its sponsorship and other revenues.

Smaaash’s core concept is to offer an interactive, immersive and fun experience to customers at its Centers, blending Augmented Reality (“AR”) and Virtual Reality (“VR”) and other games, indoor entertainment, and attractive food and beverage (“F&B”) options, customized to the tastes and preferences of a diverse set of customers across age groups, genders and backgrounds, including corporate customers, families, friends and children. Smaaash’s game concepts are supported by its in-house technology, value engineering and systems integration capabilities.

Financing

The registration statement for the Company’s Initial Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on August 16, 2017. The Company financed the Business Combination with the net proceeds from the sale of $50,000,000 of units in the Initial Public Offering (the “Public Units”) and the sale of $2,545,000 of units (the “Private Units” and, together with the Public Units, the “Units”) in the simultaneous private placement (the “Private Placement” as described in Note 3). Upon the closing of the Initial Public Offering and the Private Placement on August 22, 2017, $50,750,000 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below.

Contained in the underwriting agreement for the Initial Public Offering was an over-allotment option allowing the underwriters to purchase from the Company up to an additional 750,000 Public Units (the “Over-Allotment Units”) and, in addition, the Company received a commitment from the Sponsor to purchase up to an additional 26,250 Private Units in order to maintain the amount of cash in the Trust Account equal to $10.15 per Public Unit sold in the Initial Public Offering. On September 13, 2017, the underwriters partially exercised their option and purchased 200,000 Over-Allotment Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $2,000,000. Also on September 13, 2017, simultaneously with the sale of the Over-Allotment Units, the Company consummated the sale of an additional 7,000 Placement Units (the “Over-Allotment Placement Units”), generating gross proceeds of $70,000.

SMAAASH ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(UNAUDITED)

Trust Account

The Trust Account was invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, which invested only in direct U.S. government obligations. Funds were to remain in the Trust Account until the earlier of (i) the consummation of its first Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account were allowed to be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provided that, other than the withdrawal of interest to pay taxes or up to a maximum of $600,000 of working capital expenses, if any, none of the funds held in trust were to be released until the earlier of: (i) the completion of the initial Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Public Units sold in the Initial Public Offering if the Company is unable to complete its initial Business Combination within 12 months (or 21 months if extended) from the closing of the Initial Public Offering (subject to the requirements of law).

Business Combination

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering.

On August 21, 2018, the Company deposited into the Trust Account an aggregate of $303,610 (including interest earned on the funds in the Trust Account available for withdrawal), representing $0.058 per public share. As a result of such payment, the Company extended the period of time it had to consummate a Business Combination by three months to November 21, 2018.

On November 20, 2018, the parties consummated the initial Business Combination.

Upon consummation of the Business Combination, the Company issued 208,000 restricted shares to Chardan Capital Markets in consideration for advisory services provided. These restricted shares are valued at $10.21 per share totaling $2,125,000 and are on the statement of operations included in general and administrative expenses.

At the special meeting of stockholders held on November 9, 2018, holders of 4,448,260 shares of the Company’s common stock sold in its Initial Public Offering (“Public Shares”) exercised their right to redeem those shares for cash at a price of $10.2187363 per share, for an aggregate of approximately $45,455,596. Immediately after giving effect to the initial Business Combination (including as a result of the redemptions described above) the issuance of 2,000,000 shares of common stock to the Smaaash founders, the issuance of 520,000 shares of common stock upon conversion of the rights at the Closing and the issuance of 208,000 shares of common stock to Chardan Capital Markets as consideration for services), there were 5,119,390 shares of common stock and warrants to purchase approximately 5,461,500 shares of common stock issued and outstanding. Upon the Closing, the Company’s rights ceased to exist, and its common stock and warrants began trading on The Nasdaq Stock Market (“Nasdaq”) under the symbols “SMSH” and “SMSHW”, respectively.

On the Closing Date, the Company entered into a master franchise agreement (“Master Franchise Agreement”) and a master license and distribution agreement (“Master Distribution Agreement”) with Smaaash as described below.

Prior to the Closing, the Company was a shell company with no operations, formed as a vehicle to effect a business combination with one or more operating businesses. After the Closing, the Company’s primary assets consisted of shares in Smaaash and its rights under the Master Franchise Agreement and Master Distribution Agreement.

SMAAASH ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(UNAUDITED)

Master Franchise Agreement

Under the Master Franchise Agreement, Smaaash granted to the Company an exclusive right to establish and operate Smaaash Centers (as defined under the Master Franchise Agreement) and to sublicense the right to establish and operate Smaaash Centers to third party franchisees, and a license to use the products and other services developed by Smaaash with respect to the Smaaash Centers, in the territories of North America and South America (“Territory”). Further, Smaaash granted to the Company the limited license to use the trademarks of Smaaash (as set out in the Master Franchise Agreement) for the purposes of establishing and operating the Smaaash Centers in the Territory.

The Company agreed not directly or indirectly engage or be concerned with any business which competes with Smaaash’s business in the Territory during the term of the Master Franchise Agreement. The Company will market, promote and publicize the Smaaash Centers in the Territory. The Company or third party sub-franchisees shall be under an obligation to set up at least six Smaaash Centers during the first calendar year.

During the term of the agreement, Smaaash shall assist in training and installing the equipment and bear all the costs associated therewith. The franchisee or sub-franchisee will bear the cost to set up the Smaaash Center.

The Company or the third-party franchisee will be entitled to receive the revenue generated from each of the Smaaash Centers. In connection with the operations of the Smaaash Centers by sub-franchisees, the Company shall be entitled to receive (i) a signup fee equal to 5% of the capital expenditure of the sub-franchisee, (ii) 5% of the revenue of the sub-franchisee on an annual basis; and (iii) a 15% markup of the products sold to the sub-franchisee. Smaaash will not receive any portion of the revenue or other fees in connection with the Master Franchise Agreement.

Smaaash will be the sole owner of all intellectual property related to the Smaaash Centers. All future rights, goodwill and reputation of the Smaaash marks shall inure to the benefit of Smaaash.

The Master Franchise Agreement commenced on the Closing Date and will continue until the agreement is terminated in accordance with its terms.

On November 29, 2018, the Company and Smaaash executed an addendum to the Master Franchise Agreement (the “Amendment”). Pursuant to the Amendment, Smaaash granted the Company the exclusive rights to set up family and entertainment centers under the name “Total Sports Center” in the United States (“Total Sports Centers”) in which 51% of the investment will be borne by the Company and 49% by Smaaash. Smaaash will be responsible for identifying the locations for setting up, managing and controlling the Total Sports Centers and will carry out all the fit out requirements for such centers. Smaaash will also appoint the management team for the centers. Smaaash will be entitled to 3% of the net revenue of each center, subject to conditions to be confirmed by the parties.

Master License and Distribution Agreement

Under the Master Distribution Agreement, Smaaash granted to the Company an exclusive right to purchase from Smaaash specialized equipment and products related to sports and recreational activities (“Products”) in the territory under the brand name of Smaaash and sell them with a 15% markup to the customers which will be the sub-franchisees of the Company who will operate the Smaaash Centers, as specified in the Master Franchise Agreement. The Company may sell the Products to any third party franchisees at a minimum of 15% margin over and above the price at which Smaaash sold the Products to the Company.

SMAAASH ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(UNAUDITED)

Smaaash also granted the Company a license to use the Trademarks (as set out in the Master Distribution Agreement) on a royalty free basis for the purpose of promoting the sale of the Products in the Territory. Smaaash is the sole owner of any intellectual property rights relating to the Products and all the goodwill relating thereto.

The Master Distribution Agreement commenced on the Closing Date and will continue until the agreement is terminated in accordance with its terms.

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

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on July 24, 2018. The interim results for the three and six months ended November 30, 2018 are not necessarily indicative of the results to be expected for the year ending May 31, 2019 or for any future interim periods.

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

SMAAASH ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(UNAUDITED)

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

Restricted Cash Held in Escrow and Common Stock Redemption Obligations

This amount is held in escrow with respect to a certain stock purchase agreement with Polar Asset Management Partners Inc. (“Polar”), pursuant to which Polar agreed to sell up to 490,000 shares of the Company’s common stock to the Company thirty days after the consummation of the transactions and a separate certain stock purchase agreement with the K2 Principal Fund L.P. (“K2”), pursuant to which K2 agreed to sell up to 220,000 shares of the Company’s common stock to the Company thirty days after the consummation of the Transactions. These purchase agreements were subsequently amended as of December 20, 2018, pursuant to which, among other things, the Company distributed to Polar and K2 an aggregate of $5,133,300 out of the escrow. See Note 8 to the financial statements – “Amendments to Forward Purchase Agreements and Warrants,” for a more detailed description of the amendment. Under the terms of the purchase agreements, as amended, the Company will use the funds held in escrow to pay for such shares; however, the Company is only required to repurchase shares that were not previously sold by Polar and K2. Therefore, if the investors had already sold such shares by the determination date, then the Company would be able to keep a portion of the remaining funds held in escrow, depending on the prices at which the shares were sold by the investors.

Investments

Investments in non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company’s share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Offering costs of approximately $3,728,000 consisting principally of underwriter discounts of $3,250,000 (including approximately $1,800,000 of which payment was deferred until the Company issued the underwriter a secured demand promissory note in the amount of $1,800,000) and approximately $478,000 of professional, printing, filing, regulatory and other costs have been charged to additional paid in capital upon completion of the Initial Public Offering.

Note Payable

On November 20, 2018, the Company paid its underwriter $20,000 and issued its underwriter a secured demand promissory note (the “Note”) in the amount of $1,800,000. The Note accrued interest at 8% per annum from the date of the Note through and including May 20, 2019, 12% per annum from and including May 21, 2019 through and including August 20, 2019, and 15% per annum from and including August 21, 2019, through and including November 20, 2019. If a late payment had occurred and continued, the interest rate would have increased to 12% per annum from the date of the Note through and including August 20, 2019 and 18% per annum from after August 21, 2019. If a late payment had remained outstanding for over 48 hours, Maxim could have required the Company to redeem all or any part of the Note at a redemption price equal to 125% of the Alternate Payment Amount.

SMAAASH ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(UNAUDITED)

The principal and interest of the Note was payable upon demand by Maxim or from time to time, in accordance the following schedule:

(i)	one third of the principal, accrued and unpaid interest and any late charges on May 20, 2019;

(ii)	one third of the principal, accrued and unpaid interest and any late charges on August 20, 2019; and

(iii)	one third of the principal, accrued and unpaid interest and any late charges on November 20, 2019.

The Note was secured by a first priority security interest in all personal property and assets of the Company excluding the assets held in escrow with respect to (i) that certain stock purchase agreement with Polar, pursuant to which Polar agreed to sell up to 490,000 shares of the Company’s common stock to the Company thirty days after the consummation of the Business Combination and (ii) that certain stock purchase agreement with K2, pursuant to which K2 agreed to sell up to 220,000 shares of the Company’s common stock to the Company thirty days after the consummation of the Business Combination.

The amount payable under the Note could also have been paid in shares of common stock of the Company or securities convertible or exercisable into shares of common stock of the Company (the “Alternate Equity Payment”) if and only if the Company and Maxim mutually agree on both the purchase price and, if applicable, the conversion and/or exercise price of each security of the Company issued in such Alternative Equity Payment. Otherwise, the payment should be made in cash only.

So long as any amount under the Note remained outstanding, all cash proceeds received by the Company from any sales of its securities was to be used to repay this Note.

As described below under Note 8 “Subsequent Events”, the Note was exchanged for two convertible promissory notes on December 20, 2018.

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

Net income (loss) per share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Shares of common stock subject to possible redemption at November 30, 2018 have been excluded from the calculation of basic income (loss) per share and diluted loss per share for the six months ended November 30, 2018 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase shares of common stock (2) rights sold in the Initial Public Offering and Private Placement that convert into shares of common stock, and (3) the unit purchase option granted to the underwriter in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

SMAAASH ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(UNAUDITED)

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

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company has an accumulated deficit at November 30, 2018, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Each Unit consisted of one share of the Company’s common stock, one right to receive one-tenth of one share of the Company’s common stock upon consummation of the Company’s initial Business Combination (“Right”), and one redeemable warrant (“Warrant”). Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment. No fractional shares will be issued upon exercise of the Warrants. The Warrants became exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

SMAAASH ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(UNAUDITED)

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

Each holder of a Right received one-tenth (1/10) of one share of common stock upon consummation of the Business Combination. No fractional shares were issued upon exchange of the Rights. No additional consideration was paid by a holder of Rights in order to receive its additional shares upon consummation of the Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering.

The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Public Units to cover any over-allotment, at the initial public offering price less any underwriting discounts and commissions. On September 13, 2017 the underwriters purchased 200,000 additional Public Units for gross proceeds of $2,000,000 less commissions of 110,000, of which $70,000 are deferred.

The Company issued Maxim Group LLC (“Maxim”), as compensation for the Initial Public Offering, an aggregate of 52,000 shares, including 2,000 shares issued in connection with the partial exercise of the over-allotment option. The Company accounted for the fair value of these shares as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity.

Settlement Agreement

On November 20, 2018, the Company entered into a settlement and release agreement (“Settlement Agreement”) with Maxim. Pursuant to the Settlement Agreement, the Company made a cash payment of $20,000 to Maxim and issued the Note in favor of Maxim in order to settle the payment obligations of the Company under the underwriting agreement dated August 16, 2017, by and between the Company and Maxim. The Company also agreed to remove the restrictive legends on an aggregate of 52,000 shares of its common stock held by Maxim and its affiliate. See “Note Payable” under Note 2 above.

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

SMAAASH ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(UNAUDITED)

The Company granted the holders of the UPO, demand and “piggy back” registration rights for periods of five and seven years, respectively, from the effective date of the registration statement relating to the Initial Public Offering, including securities directly and indirectly issuable upon exercise of the UPO.

Private Placement

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 254,500 Private Units at $10.00 per Private Unit, generated gross proceeds of $2,545,000 in a Private Placement. The proceeds from the Private Units was added to the proceeds from the Initial Public Offering held in the Trust Account. The Private Units (including their component securities) were not transferable, assignable or salable until 30 days after the completion of the initial Business Combination and the warrants included in the Private Units (the “Private Placement Warrants”) will be non-redeemable so long as they are held by the Sponsor or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Public Units sold in the Initial Public Offering. Otherwise, the Private Placement Warrants and the Rights underlying the Private Units have terms and provisions that are identical to those of the Warrants and Rights, respectively, sold as part of the Public Units in the Initial Public Offering and have no net cash settlement provisions.

On September 13, 2017 the Sponsor purchased 7,000 additional Private Units for gross proceeds of $70,000 upon the partial exercise of the over-allotment option.

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

On May 31, 2017, the Company issued 1,437,500 shares of the Company’s common stock to the Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. 137,500 of the Founder Shares were forfeited by the Sponsor upon the partial exercise of the underwriters’ over-allotment option.

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

SMAAASH ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(UNAUDITED)

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

Private Units

In addition, the Sponsor purchased an aggregate of 254,500 Private Units at $10.00 per Private Unit for proceeds of $2,545,000 in the aggregate in the Private Placement. This purchase took place on a private placement basis simultaneously with the completion of the Initial Public Offering. This issuance was be made pursuant to the exemption from registration contained in Section 4(a) (2) of the Securities Act.

The Sponsor committed to purchase from the Company up to an additional 26,250 Private Units if the underwriters’ over-allotment option was exercised in full.

On September 13, 2017, 7,000 additional Private Units were purchased by the Sponsor at $10.00 per Private Unit upon the partial exercise of the over-allotment option.

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the three months ended November 30, 2018, the Company has paid $30,080 which is presented as general and administrative expense on the accompanying statement of operations.

Loan

The Sponsor loaned the Company $201,707 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering and working capital purposes. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2017 or the closing of the Initial Public Offering. As of November 30, 2018, $120,089 of the Sponsor’s loan has been repaid. As of November 30, 2018, the balance of the Sponsor loan is $85,238.

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

SMAAASH ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(UNAUDITED)

Unit Purchase Option

The Company sold to the underwriters (and/or their designees), for $100, an option to purchase up to a total of 250,000 Units (which increased to 260,000 Units upon the partial exercise of the underwriters’ over-allotment option), exercisable at $11.50 per Unit (or an aggregate exercise price of $2,990,000) upon the closing of the Initial Public Offering. The UPO may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the registration statement relating to the Initial Public Offering and the closing of the Company’s initial Business Combination and terminating on the fifth anniversary of such effectiveness date. The Units issuable upon exercise of this UPO are identical to those offered in the Initial Public Offering, except that the exercise price of the warrants underlying the Units sold to the underwriters is $13.00 per share.

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the shares of the Company’s common stock are entitled to one vote for each share. At November 30, 2018, there were 5,119,390 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At November 30, 2018, there were no shares of preferred stock issued or outstanding.

NOTE 7 — TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

The Trust Account was invested in U.S. government securities, within the meaning set forth in the Investment Company Act, had a maturity of 180 days or less or in any open-ended investment company that held itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act.

The Company’s amended and restated certificate of incorporation provided that, other than the withdrawal of interest to pay income taxes and up to $600,000 of interest to pay working capital expenses if any, none of the funds held in the Trust Account would be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of 100% of the shares of common stock included in the Public Units sold in the Initial Public Offering if the Company was unable to complete its initial Business Combination within 12 months (or 21 months if extended) from the closing of the Initial Public Offering (subject to the requirements of law). The funds were released from the Trust Account on November 20, 2018 upon the Closing of the initial Business Combination.

SMAAASH ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(UNAUDITED)

The Company followed the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeked to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy was used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at November 30, 2018 and May 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	November 30, 2018	May 31, 2018
Assets:
Cash and marketable securities held in Trust Account	1	$-0-	$52,895,652

NOTE 8 — SUBSEQUENT EVENTS

Nasdaq Delisting

On December 10, 2018, the Company received a written notice (the “Notice”) from the Listing Qualifications Division of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company has not complied with the requirements of IM-5101-2 of the listing rules of Nasdaq (the “Listing Rules”).

The Notice stated that after its Business Combination, the Company had not demonstrated that its common stock met Listing Rule 5505(b)(1) that requires a market value of publicly held shares of at least $15 million. Additionally, the Company has not provided evidence that its common stock has at least 300 round lot holders as required by Listing Rule 5505(a)(3) and that its warrant has at least 400 round lot holders as required by Listing Rule 5515(a)(4). Finally, the Company does not comply with Listing Rule 5515(a)(2) which requires that for initial listing of a warrant the underlying security must be listed on Nasdaq.

On January 7, 2019, the Company received a second written notice from Nasdaq informing it that the Company failed to comply with Listing Rule 5250(e)(2) which requires companies listed on Nasdaq to timely file notification forms for the Listing of Additional Shares (the “LAS Notification”).

The Company was required to submit the LAS Notification 15 days prior to the issuance of the securities, however, the Company filed the LAS Notification for the issuance of the Series A-1 Note and Series A-2 Note and for the share exchange under our Share Exchange Agreement after such 15-day periods. Nasdaq notified the Company that each of these matters serves as an additional and separate basis for delisting the Company’s securities and that the review panel will consider these matters in rendering a determination regarding the Company’s continued listing on Nasdaq. The Company intends to appeal the late LAS Notification filings determination along with the other bases for delisting at a hearing before Nasdaq review panel scheduled for January 24, 2019.

Exchange Note

On December 20, 2018, the Company entered into a securities exchange agreement (“Exchange Agreement”) with Maxim Group LLC (the “Holder”). Pursuant to the terms of the Exchange Agreement, the Holder agreed to surrender and exchange the Note. In exchange, the Company issued to the Holder a Series A-1 Exchange Convertible Note in the principal amount of $500,000 (the “Series A-1 Note”) and a Series A-2 Exchange Convertible Note in the principal amount of $1,000,000 (the “Series A-2 Note,” and collectively with Series A-1 Note, the “Exchange Notes”).

SMAAASH ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(UNAUDITED)

The Series A-1 Note bears interest at 2.67% per annum, payable quarterly and has a maturity date of the earlier of the closing date of the Acquisition (as defined below) or June 20, 2020 (the “Maturity Date”). The Company may pay the interest in cash or at its sole discretion, in shares of its common stock or a combination of cash and common stock. However, the Company may only pay the interest in shares of its common stock if (i) all the equity conditions specified in the note (“Equity Conditions”) have been met (unless waived by the Holder in writing) during the 20 trading days immediately prior to the interest payment date (“Interest Notice Period”), (ii) the Company has provided proper notice pursuant to the terms of the note and (iii) the Company has delivered to the Holder’s account certain number of shares of its common stock to be applied against such interest payment prior to (but no more than five trading days before) the Interest Notice Period.

The Series A-1 Note is convertible into shares of the Company’s common stock (“Conversion Shares”) at an initial conversion price of $1.93 per share, subject to adjustment for any stock dividends and splits, rights offerings, distributions, combinations or similar transactions. Upon the closing of the Acquisition, the conversion price will be automatically adjusted to equal the arithmetic average of the volume weighted average price (“VWAP”) of the Company’s common stock in the five trading days prior to the closing date of the Acquisition. The Holder may convert the Series A-1 Note at any time, in whole or in part, provided that upon receipt of a notice of conversion from the Holder, the Company has the right to repay all or any portion of the Series A-1 Note included in the notice of conversion.

Additionally, the Series A-1 Note will automatically convert into shares of the Company’s common stock on the earlier of the Maturity Date or the closing date of the Acquisition provided that (i) no event of default then exists, and (ii) solely if such automatic conversion date is also the Maturity Date, each of the Equity Conditions have been met (unless waived in writing by the Holder) on each trading day during the 20 trading day period ending on the trading day immediately prior to the automatic conversation date.

At any time prior to the Maturity Date, the Company may also elect to redeem some or all of the outstanding principal amount for cash in an amount (the “Optional Redemption Amount”) equal to the sum of (a) 100% of the then outstanding principal amount of the note, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the note (the “Optional Redemption”). The Company may only effect an Optional Redemption if each of the Equity Conditions have been met (unless waived in writing by the Holder) on each trading day during the period commencing on the date when the notice of the Optional Redemption is delivered to the date of the Optil Redemption and through and including the date payment of the Optional Redemption Amount is actually made in full.

Except as otherwise provided in the Series A-1 Note, including, without limitation, an Option Redemption, the Company may not prepay any portion of the principal amount of the note without the prior written consent of the Holder.

The Company is not permitted to convert any portion of the Series A-1 Note if doing so results in the Holder beneficially owning more than 4.99% of the outstanding common stock of the Company after giving effect to such conversion, provided that on 61 days’ prior written notice from the Holder to the Company, that percentage may increase to 9.99%. However, if there is an automatic conversion, and the conversion would result in the Company issuing a number of shares in excess of the beneficial ownership limitation, then any such shares in excess of the beneficial ownership limitation will be held in abeyance for the benefit of the Holder until such time or times, if ever, as its right thereto would not result in the Holder exceeding the beneficial ownership limitation, at which time or times the Holder will be issued such shares to the same extent as if there had been no such limitation.

The Series A-1 Note contains restrictive covenants which, among other things, restrict the Company’s ability to repay or repurchase any indebtedness, make distributions on or repurchase its common stock or enter into transactions with its affiliates.

SMAAASH ENTERTAINMENT INC.

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2018

(UNAUDITED)

The Series A-2 Note has terms substantially similar to those of the Series A-1 Note except that the Series A-2 Note has a maturity date of June 20, 2020 and an initial conversion price of $1.93 which will be automatically adjusted to the lower of (i) the conversion price then in effect and (ii) the greater of the arithmetic average of the VWAP of the Company’s common stock in the five trading days prior to the notice of conversion and $0.50.

As of December 31, 2018, upon the closing of the Acquisition, the Series A-1 Note automatically converted into 193,648 shares of the Company’s common stock.

Amendments to Forward Purchase Agreements and Warrants

On December 20, 2018, the Company, Polar, K2 and the Escrow Agent, entered into an Amendment (the “Amendment”), pursuant to which, among other things, the stock purchase agreements with Polar and K2 were amended to (x) reduce the purchase price per share payable by the Company at the closing of the Stock Sales from $11.23 per share to (1) first $6.00 per share up to 20% of the original number of Shares (as defined in the respective Purchase Agreement), (2) then $5.00 per remaining share up to 20% of the original number of Shares, (3) then $4.00 per remaining share up to 20% of the original number of Shares, (4) then $3.00 per remaining Share up to 20% of the original number of Shares, and (5) then $2.00 per remaining Share up to 20% of the original number of Shares, (y) to extend the outside date of the closing of the Stock Sales until January 18, 2019, and (z) to authorize the issuance of $3,542,700 and $1,590,600 from the Escrow Account to Polar and K2, respectively, as partial payment for the Shares prior to the final closing of the Stock Sales.

In addition, pursuant to the terms of the Amendment, the Company agreed to amend its outstanding warrants (1) to reduce the exercise price of the warrants from $11.50 per share to $4.00 per share, subject to adjustment (the “Exercise Price Adjustment”) and (2) to revise the redemption provisions of the warrants to provide that the Company may only redeem each warrant in whole at a price of $0.01 per warrant upon a minimum of 30 days’ written notice of redemption if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.00 per share (as opposed to the current $21.00 per share) for any 20 trading days within a 30-trading day period (the “Redemption Threshold Adjustment”); provided, however, that the Exercise Price Adjustment and the Redemption Threshold Adjustment shall only be effective upon the approval of the requisite number of warrant holders, as required by law.

Acquisition of Simplicity

On December 31, 2018, the Company consummated the transactions contemplated by the share exchange agreement, dated December 21, 2018 (as amended by Amendment No. 1 to Share Exchange Agreement, dated December 28, 2018 and by Amendment No. 2 to Share Exchange Agreement, dated December 30, 2018, the “Share Exchange Agreement”) by and among the Company, Simplicity Esports LLC, a Florida limited liability company (“Simplicity”), each of the equity holders of Simplicity (“Simplicity Owners”) and Jed Kaplan, in the capacity as the representative of the Simplicity Owners (the “Representative”). Pursuant to the Share Exchange Agreement the Simplicity Owners transferred all the issued and outstanding equity interests of Simplicity to the Company in exchange for newly issued shares of common stock of the Company (the “Acquisition”).

The Simplicity Owners received an aggregate of 300,000 shares of common stock at the closing of the Acquisition and an additional aggregate of 700,000 shares of common stock on January 7, 2019. The Simplicity Owners are entitled to receive an additional 2,000,000 shares upon the Company’s receipt of the approval of its stockholders to such issuance. In the event that the Company does not receive stockholder approval for the issuance of the additional shares by September 30, 2019 the Company and the other parties to the Share Exchange Agreement agree to promptly take all action reasonably necessary so that the name “Simplicity” and any trademarks and copyright and similar rights are transferred to the Representative, and the Company and its affiliates shall thereafter cease to use the name “Simplicity” in any of its operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Simplicity Esports and Gaming Company, formerly known as Smaaash Entertainment Inc. and prior to that as I-AM Capital Acquisition Company. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to I-AM Capital Partners, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors sections of the Company’s definitive proxy statement filed with the SEC on September 19, 2018 and the Company’s Registration Statement on Form S-1 filed with the SEC on December 19, 2018. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

The Company was incorporated as a blank check company under the name I-AM Capital Acquisition Company on April 17, 2017 in Delaware. The Company was originally formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

On November 20, 2018 (the “Closing Date”), the Company completed its initial business combination with Smaaash Entertainment Private Limited, a private limited company incorporated under the laws of India (“Smaaash”) upon the closing of the transactions contemplated by the share subscription agreement, dated as of May 3, 2018 (as amended, the “Subscription Agreement”), by and among the Company, Smaaash, Shripal Morakhia (“Morakhia”), and AHA Holdings Private Limited (“AHA Holdings”, and together with Morakhia, the “Smaaash Founders”). Pursuant to the Subscription Agreement, the Company contributed $150,000 to Smaaash in exchange for (i) 294,360 newly issued equity shares of Smaaash, (ii) the right to act as the sole distributor of Smaaash’s active entertainment games in North and South America and (iii) the right to act as the master franchisee for Smaaash’s active entertainment centers in North and South America. Concurrently with the closing of its business combination with Smaaash, the Company changed its name from I-AM Capital Acquisition Company to Smaaash Entertainment Inc.

As of December 31, 2018, upon the completion of the acquisition of Simplicity Esports, LLC, described below under section entitled “Recent Events”, the business of Simplicity has now become the primary business of the Company. Simplicity is an established brand in the esports industry with an engaged fan base competing in popular games across various genres and titles, including PUBG, Gears of War, Injustice 2, SMITE, Shadowverse, NHL 19, and Madden NFL. Founded in 2016, Simplicity is committed to growing and enhancing the esports industry, fostering the development of amateurs to compete professionally, and partnering with established professional gamers to support their paths to greater success. Our continued accomplishments in various games is a driving force behind the growth of our fan base including viewership of our content.

The Simplicity stream team encompasses over 50 casters, influencers and personalities who connect to a dedicated fan base. Simplicity’s notoriety in the industry is evidenced by its audience that views millions of minutes of Simplicity content monthly, via various social media outlets including YouTube, Twitter and Twitch.

Recent Events

On December 31, 2018, the Company consummated the transactions contemplated by the share exchange agreement, dated December 21, 2018 (as amended, the “Share Exchange Agreement”) by and among the Company, Simplicity Esports LLC, a Florida limited liability company (“Simplicity”), each of the equity holders of Simplicity (“Simplicity Owners”) and Jed Kaplan, in the capacity as the representative of the Simplicity Owners (the “Representative”). Pursuant to the Share Exchange Agreement the Simplicity Owners transferred all the issued and outstanding equity interests of Simplicity to the Company in exchange for newly issued shares of common stock of the Company (the “Acquisition”).

The Simplicity Owners received an aggregate of 300,000 shares of common stock (“Initial Payment”) at the closing of the acquisition and an additional aggregate of 700,000 shares of common stock on January 7, 2019. The Simplicity Owners shall also be entitled to receive an addition 2,000,000 shares upon the Company’s receipt of the approval of its stockholders to such issuance. In the event that the Company does not receive stockholder approval for the issuance of the additional shares by September 30, 2019 the Company and the other parties to the Share Exchange Agreement agree to promptly take all action reasonably necessary so that the name “Simplicity” and any trademarks and copyright and similar rights are transferred to the Representative, and the Company and its affiliates shall thereafter cease to use the name “Simplicity” in any of its operations.

Results of Operations

Prior to the consummation of our initial Business Combination with Smaaash on November 20, 2018, we had neither engaged in any operations nor generated any revenues to date. Our only activities from April 17, 2017 (date of inception) through November 20, 2018 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on August 22, 2017, and identifying a target company for a business combination. Following the Initial Public Offering through and after our business combination, we had not generated any operating revenues. We have generated $869,067 through November 30, 2018 of non-operating income in the form of interest income.

For the three months ended November 30, 2017, we had a net loss of $41,159 which consisted of operating costs of $181,119 and interest income of $139,960.

For the six months ended November 30, 2017, we had a net loss of $37,937 which consisted of operating costs of $191,255 and interest income of $153,288.

For the three months ended November 30, 2018, we had a net loss of $2,975,873 which consisted of operating costs of $3,139,567 offset by interest income of $163,694 on cash and marketable securities held in the Trust Account.

For the six months ended November 30, 2018, we had a net loss of $2,980,184, which consisted of operating costs of $3,381,602 offset by interest income of $401,418 on cash and marketable securities held in the Trust Account.

Liquidity and Capital Resources

The completion of the Initial Public Offering and simultaneous Private Placement, inclusive of the underwriters’ exercise of their over-allotment option, generated gross proceeds to the Company of $54,615,000. Related transaction costs amounted to approximately $3,838,000, consisting of $3,360,000 of underwriting fees, including $1,820,000 of deferred underwriting commissions payable (which was held in the Trust Account) and $478,000 of Initial Public Offering costs.

Following the Initial Public Offering and the underwriter’s partial exercise of the over-allotment option, a total of $52,780,000 was placed in the Trust Account and we had $552,190 of cash held outside of the Trust Account, after payment of all costs related to the Initial Public Offering.

On November 20, 2018, in connection with the closing of our initial Business Combination, the funds in the Trust Account were used for, among other things, the following:

●	$45,455,596 to redeem 4,448,260 shares

●	$7,255,306 to fund the escrow agreement for Polar and K2

●	$150,000 to fund our investment in Smaaash

As of November 30, 2018, we had no cash and marketable securities held in the Trust Account.

As of November 30, 2018, we had cash of $414,396 held outside the Trust Account, which is available for use by us to cover the costs associated with due diligence procedures and other general corporate purposes. In addition, as of November 30, 2018, we had accrued expenses of $935,870.

For the six months ended November 30, 2018, cash used in operating activities amounted to $2,502,577, mainly resulting from net loss of $2,980,184, offset by interest earned on marketable securities held in the Trust Account of $401,418. Changes in our operating liabilities and assets generated cash of $879,025.

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

Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company has an accumulated deficit at November 30, 2018, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Contractual obligations

We do not have any long-term capital lease obligations, operating lease obligations or long-term liabilities, except as follows:

On November 20, 2018, the Company entered into a settlement and release agreement with Maxim Group, LLC, the underwriter for the Company’s initial public offering. Pursuant to the Settlement Agreement, the Company made a cash payment of $20,000 to Maxim and issued a demand secured promissory note in favor of Maxim in the amount of $1.8 million to settle the payment obligations of the Company under the underwriting agreement dated August 16, 2017, by and between the Company and Maxim. The Company also agreed to remove the restrictive legends on an aggregate of 52,000 shares of its common stock held by Maxim and its affiliate.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Co-Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2018. Based upon their evaluation, our Co-Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

In our second quarter of fiscal year 2019, management discovered deficiencies in its accounting and financial reporting process. These deficiencies did not have a material impact on the Company’s financial results reported herein. Management has concluded that the presence of the deficiencies within the accounting and financial reporting process rose to a level of material weakness in our internal control over financial reporting as of November 30, 2018.

The Company will be implementing changes to design controls to enhance the evaluation of accounting transactions and its financial reporting process over the next quarter.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on July 24, 2018, other than those risks included in the Company’s definitive Proxy Statement filed by the Company on September 19, 2018 and as amended from time to time and as set forth below in this Item 1A.

Risks Relating to Our Esports Business

Our esports business faces intense and wide-ranging competition, which may have a material negative effect on our business and results of operations.

The success of an esports business, like our Simplicity esports business, is dependent upon the performance and/or popularity of its teams. Our Simplicity teams compete, in varying respects and degrees, with other live sporting events, and with sporting events delivered over television networks, radio, the Internet and online services, mobile applications and other alternative sources. For example, our esports teams compete for attendance, viewership and advertising with a wide range of alternatives available in major metropolitan areas. During some or all of the esports season, our teams face competition, in varying respects and degrees, from professional and collegiate basketball, hockey, baseball, football, and soccer, among others.

As a result of the large number of options available, we face strong competition for the sports and gaming fan. We must compete with other esports teams, traditional sports teams and sporting events, in varying respects and degrees, including on the basis of the quality of the teams we field, their success in the leagues, tournaments and genres in which they compete, our ability to provide an entertaining environment at any esports games that we host at our centers, prices charged for tickets and the viewing availability of our teams on multiple media alternatives. Given the nature of esports and sports in general, there can be no assurance that we will be able to compete effectively, including with companies that may have greater resources than we have, and as a consequence, our business and results of operations may be materially negatively affected by competition.

Our businesses are substantially dependent on the continued popularity and/or competitive success of the Simplicity teams, which cannot be assured.

Our future financial results will be dependent on the Simplicity teams becoming and remaining popular with our fan base and, in varying degrees, on the team achieving in-game success, which can generate fan enthusiasm, resulting in sustained ticket and merchandise sales during the season. Furthermore, success in the regular season at certain tournaments may qualify one or more of our esports teams for participation in post-season playoffs, which provides us with additional revenue from prize money by increasing the number of games played by our sports teams and, more importantly, by generating increased excitement and interest in our esports teams, which can improve attendance in subsequent seasons. There can be no assurance that any of our esports teams, will develop a significant fan base, maintain continued popularity or compete in post-season play in the future.

The actions of the various esports leagues and tournaments may have a material negative effect on our business and results of operations.

The governing bodies of the various esports leagues and tournaments, under certain circumstances, can take actions that they deem to be in the best interests of their respective leagues or tournaments, which may not necessarily be consistent with maximizing our results of operations and which could affect our esports teams in ways that are different than the impact on other esports teams. For example they can take actions relating to the rights to telecast the games of league members or tournament participants, including the Simplicity team, licensing of the rights to produce and sell merchandise bearing the logos and/or other intellectual property of our esports teams and the leagues or tournaments, and the internet-based activities of our esports teams. Certain of these decisions by the esports leagues and tournaments could have a material negative effect on our business and results of operations. From time to time, we may disagree with or challenge actions that the leagues or tournaments take or the power and authority they assert.

We may be unable to effectively manage the growth in the scope and complexity of our business, including our expansion into the esports business which is untested and into adjacent business opportunities.

Our future success depends, in part, on our ability to manage our expanded business, including through the acquisition of Simplicity, and our aspirations for continued expansion. We intend to dedicate resources to a new business model that is largely untested, as is the case with esports. We do not know to what extent our future expansions will be successful. Further, even if successful, the growth of our business could create significant challenges for our management, operational, and financial resources, and could increase existing strain on, and divert focus from, our core businesses. If not managed effectively, this growth could result in the over-extension of our operating infrastructure, and our management systems, information technology systems, and internal controls and procedures may not be adequate to support this growth. Failure to adequately manage our growth in any of these ways may cause damage to our brand, damage our reputation or otherwise negatively impact our business.

Our industry is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business may be negatively impacted.

Technology changes rapidly in the interactive entertainment industry. We must continually anticipate and adapt our products, services and business models to emerging technologies and delivery platforms in order to stay competitive. Forecasting our revenues and profitability for these new products, services and business models is inherently uncertain and volatile, and if we invest in the development of interactive entertainment products or services incorporating a new technology or for a new platform that does not achieve significant commercial success, whether because of competition or otherwise, we may not recover the often substantial “up front” costs of developing and marketing those products and services, or recover the opportunity cost of diverting management and financial resources away from other products or services. Further, our competitors may adapt to an emerging technology or business model more quickly or effectively than we do, creating products that are technologically superior to ours, more appealing to consumers, or both.

If, on the other hand, we elect not to pursue the development of products or services incorporating a new technology or for new platforms, or otherwise elect not to pursue new business models, that achieve significant commercial success, it may have adverse consequences. It may take significant time and resources to shift product development resources to that technology, platform or business model, as the case may be, and may be more difficult to compete against existing products and services incorporating that technology or for that platform or against companies using that business model.

We may encounter difficulties in integrating the Simplicity esports businesses or otherwise realizing the anticipated benefits of the transaction.

As part of our business strategy, from time to time, we acquire, make investments in, or enter into strategic alliances and joint ventures with, complementary businesses, such as the acquisition of the Simplicity esports business. The acquisition of Simplicity involves significant risks and uncertainties, including: (i) the potential for the Simplicity business to underperform relative to our expectations and the acquisition price, (ii) the potential for the Simplicity business to cause our financial results to differ from expectations in any given period, or over the longer-term, (iii) unexpected tax consequences from the acquisition, or the tax treatment of the Simplicity business’s operations going forward, giving rise to incremental tax liabilities that are difficult to predict, (iv) difficulty in integrating the Simplicity business, its operations and its employees in an efficient and effective manner, (v) any unknown liabilities or internal control deficiencies assumed as part of the acquisition, and (vi) the potential loss of key employees of the Simplicity businesses. Further, the transaction may involve the risk that our senior management’s attention will be excessively diverted from our other operations, the risk that the gaming industry does not evolve as anticipated and that any intellectual property or personnel skills acquired do not prove to be those needed for our future success, and the risk that our strategic objectives, cost savings or other anticipated benefits are otherwise not achieved.

Our business may be harmed if our licensing partners, or other third parties with whom we do business, act in ways that put our brand at risk.

We anticipate that our business partners shall be given access to sensitive and proprietary information or control over our intellectual property in order to provide services and support to our teams. These third parties may misappropriate our information or intellectual property and engage in unauthorized use of it or otherwise act in a way that places our brand at risk. The failure of these third parties to provide adequate services and technologies, the failure of third parties to adequately maintain or update their services and technologies or the misappropriation or misuse of this information or intellectual property could result in a disruption to our business operations or an adverse effect on our reputation, and may negatively impact our business.

Our business is highly dependent on the success and availability of video game platforms manufactured by third parties.

We expect to derive a substantial portion of our revenues from esports games played on game platforms manufactured by third parties, such as Sony’s PS4, Microsoft’s Xbox One, and Nintendo’s Wii U and Switch, and PCs. The success of our business will be driven in large part by our ability to accurately predict which platforms will be successful in the marketplace. We also rely on the availability of an adequate supply of these video game consoles and the continued support for these consoles by their manufacturers. We may be required to commit significant resources well in advance of the anticipated introduction of a new platform. If increased costs are not offset by higher revenues and other cost efficiencies, our business could be negatively impacted. If the platforms for which we invested resources do not attain significant market acceptance, we may not be able to recover our costs, which could be significant.

The games we support are subject to scrutiny regarding the appropriateness of their content. If the publishers and distributors we partner with fail to receive their target ratings for certain titles, or if retailers refuse to sell such titles due to what they perceive to be objectionable content, it could have a negative impact on our business.

Console and PC games are subject to ratings by the Entertainment Software Rating Board (the “ESRB”), a self-regulatory body based in the U.S. that provides U.S. and Canadian consumers of interactive entertainment software with ratings information, including information on the content in such software, such as violence, nudity or sexual content, along with an assessment of the suitability of the content for certain age groups. Certain other countries have also established content rating systems as prerequisites for product sales in those countries. In addition, certain stores use other ratings systems, such as Apple’s use of its proprietary “App Rating System” and Google Play’s use of the International Age Rating Coalition (IARC) rating system. If the software publishers that supply our games are unable to obtain the ratings they have targeted for their products, it could have a negative impact on our business. In some instances, the software publishers and developers may be required to modify their products to comply with the requirements of the rating systems, which could delay or disrupt the release of any given product, or may prevent its sale altogether in certain territories, which would limited its availability for use in the games that our teams play.

We will depend on servers to operate our games with online features. If we were to lose server functionality for any reason, our business may be negatively impacted.

Our business at our game centers will rely on the continuous operation of servers, some of which are owned and operated by third parties. Although we shall strive to maintain more than sufficient server capacity, and provide for active redundancy in the event of limited hardware failure, any broad-based catastrophic server malfunction, a significant service-disrupting attack or intrusion by hackers that circumvents security measures, a failure of disaster recovery service or the failure of a company on which we are relying for server capacity to provide that capacity for whatever reason would likely degrade or interrupt the functionality of our games with online features, and could prevent the operation of such games altogether, any of which could result in the loss of sales for, or in, such games.

We also rely on networks operated by third parties, such as the PlayStation Network, Xbox Live and Steam, for the functionality of the games we use which have online features. An extended interruption to any of these services could adversely affect our ability to operate our games with online features, negatively impacting our business.

Further, insufficient server capacity could also negatively impact our business. Conversely, if we overestimate the amount of server capacity required by our business, we may incur unnecessary additional operating costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act, except as previously disclosed in our Current Reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Third Amendment Cum Addendum to the Share Subscription Agreement Dated May 03, 2018, dated as of November 2, 2018 (1)
2.2	Fourth Amendment Cum Addendum to the Share Subscription Agreement Dated May 03, 2018, dated as of November 15, 2018 (2)
3.1	Third Amended and Restated Certificate of Incorporation (3)
10.1	Stock Purchase Agreement, dated as of November 2, 2018, by and between the Company and Polar Asset Management Partners Inc. (4)
10.2	Stock Purchase Agreement, dated as of November 5, 2018, by and between the Company and the K2 Principal Fund L.P. (5)
10.3	Master Franchise Agreement, dated November 20, 2018, by and between the Company and Smaaash (6)
10.4	Master License and Distribution Agreement, dated November 20, 2018, by and between the Company and Smaaash (7)
10.5	Settlement and Release Agreement, dated November 20, 2018, by and between the Company and Maxim Group LLC (8)
10.6	Demand Secured Promissory Note, dated November 20, 2018, issued to Maxim Group LLC (9)
10.7	Escrow Agreement, dated November 19, 2018, by and among the Company, Ellenoff Grossman and Schole LLP and Shripal Morakhia (10)
10.8	Smaaash Entertainment Inc. 2018 Equity Incentive Plan (11)
10.9	Side Letter, dated November 16, 2018, by and between the Company and Chardan (12)
10.10	Letter of Undertaking, dated November 16, 2018, by Smaaash and Smaaash Founders (13)
10.11	Addendum to Master Franchise Agreement, dated November 20, 2018, by and between the Company and Smaaash (14)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
(1)	Previously filed as Annex A to the Company’s Proxy Statement Supplement, which was filed with the SEC on November 5, 2018, and is incorporated herein by reference thereto.
(2)	Previously filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 30, 2018, and is incorporated herein by reference thereto.
(3)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 30, 2018, and is incorporated herein by reference thereto.
(4)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 7, 2018, and is incorporated herein by reference thereto.

(5)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 7, 2018, and is incorporated herein by reference thereto.
(6)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 30, 2018, and is incorporated herein by reference thereto.
(7)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 30, 2018, and is incorporated herein by reference thereto.
(8)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 30, 2018, and is incorporated herein by reference thereto.
(9)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 30, 2018, and is incorporated herein by reference thereto.
(10)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 30, 2018, and is incorporated herein by reference thereto.
(11)	Previously filed as Annex F to the Company’s Proxy Statement, which was filed with the SEC on September 19, 2018, and is incorporated herein by reference thereto.
(12)	Previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 30, 2018, and is incorporated herein by reference thereto.
(13)	Previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 30, 2018, and is incorporated herein by reference thereto.
(14)	Previously filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 30, 2018, and is incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLICITY ESPORTS AND GAMING COMPANY

Dated: January 18, 2019	/s/ F. Jacob Cherian
Name: F. Jacob Cherian
Title: Co-Chief Executive Officer
(Principal Executive Officer)

Dated: January 18, 2019	/s/ Suhel Kanuga
Name: Suhel Kanuga
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)