Form 10-Q
period 2019-02-28
SIMPLICITY ESPORTS & GAMING Co
filed 2019-04-15
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38188

SIMPLICITY ESPORTS AND GAMING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	82-1231127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7000 W. Palmetto Park Road, Suite 210 Boca Raton, FL	33433
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 345-9467

Not applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of April 11, 2019, there were 8,493,038 shares of the Company’s common stock issued and outstanding.

SIMPLICITY ESPORTS AND GAMING COMPANY

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	February 28,
	2019	May 31,
	(Unaudited)	2018
ASSETS

Current Assets
Cash and cash equivalents	$1,245,666	$458,063
Prepaid expenses	54	3,168
Total Current Assets	1,245,720	461,231

Other Assets
Goodwill	6,070,368	—
Property and equipment	51,350	—
Cash held in trust account	—	52,895,652
Total Other Assets	6,121,718	52,895,652

TOTAL ASSETS	$7,367,438	$53,356,883

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Loan payable- related party	$85,238	$81,618
Private placement funds received	1,000,003	—
Accrued expenses	871,315	63,579
Convertible note payable	1,000,000	—
Deferred legal fees	—	100,000
Total Current Liabilities	2,956,556	245,197

Deferred underwriting fees	—	1,820,000

Total Liabilities	2,956,556	2,065,197

Commitments
Common stock subject to possible redemption, $0.0001 par value; -0- and 4,560,757 shares as of February 28, 2019 and May 31, 2018, respectively at redemption value	—	46,291,685

Stockholders’ Equity
Preferred stock - $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding
Common stock - $0.0001 par value; 20,000,000 shares authorized; 6,313,038 and 2,252,743 shares issued and outstanding as of February 28, 2019 and May 31, 2018, respectively	632	225
Common stock issuable - 2,030,000 shares at February 28, 2019	203	—
Additional paid-in capital	7,515,541	5,009,310
Accumulated deficit	(3,105,494)	(9,534)
Total Stockholders’ Equity (Deficit)	4,410,882	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,367,438	$53,356,883

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended February 28, 2019	Three Months Ended February 28, 2018	Nine Months Ended February 28, 2019	Nine Months Ended February 28, 2018

Revenue
Revenue	$14,070	$—	14,070	$—

Operating Expenses
General and Administrative expenses	430,010	114,465	3,811,612	305,690
Loss from Operations	415,940	114,465	3,797,542	305,690

Other Income
Debt Forgiveness Income	300,000	—	300,000	—
Interest Income	164	158,712	401,582	312,000
Total Other Income	300,164	158,712	701,582	312,000

Income (Loss) Before Provision for Income Taxes	(115,776)	44,247	(3,095,960)	6,310

Less Provision for Income Taxes	—	15,044	—	2,145

Net Income (Loss)	$(115,776)	$29,203	$(3,095,960)	$4,165

Basic and Diluted Net Income (Loss) per share	$(0.02)	$0.01	$(0.87)	$0.00

Weighted Average Number of common shares outstanding	5,790,781	2,268,539	3,575,419	2,002,237

 The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED MAY 31, 2018 AND THE NINE MONTHS ENDED FEBRUARY 28, 2019

UNAUDITED

	Common Stock		Common Stock Issuable		Additional		Total
					Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - May 31, 2017	1,437,500	$144	$—	$—	$24,856	$(672)	$24,328

Sale of 5,200,000 Units, net of underwriting discount and offering expenses	5,200,000	520	—	—	48,160,700	—	48,161,220

Sale of 261,500 Private Units	261,500	26	—	—	2,614,974	—	2,615,000

Issuance of shares to underwriter	52,000	5	—	—	499,995	—	500,000

Common Stock Subject to Redemption	(4,560,757)	(456)	—	—	(46,291,229)	—	(46,291,685)

Common Stock Forfeited by Sponsor	(137,500)	(14)	—	—	14	—	—

Net loss	—	—	—	—	—	(8,862)	(8,862)

Balance - May 31, 2018	2,252,743	$225	—	—	$5,009,310	$(9,534)	$5,000,001

Common Stock Subject to Redemption	112,497	11	—	—	(6,635,671)	—	(6,635,660)

Shares issued for advisory services	208,000	21	—	—	2,124,979	—	2,125,000

Common stock issued to Smaaash Founders	2,000,000	200	—	—		—	200

Rights shares	546,150	55	—	—	383,393	—	383,448

Common Shares Issued in Acquisition	1,000,000	100	—	—	6,089,900	—	6,090,000

Common Shares Issuable from Acquisition	—	—	2,000,000	200	—	—	200

Common Shares Issuable from Employment Agreements	—	—	30,000	3	43,650	—	43,653
							—
Common Shares issued for convertible note	193,648	20	—	—	499,980	—	500,000

Net loss	—	—	—	—	—	(3,095,960)	(3,095,960)

Balance - February 28, 2019	6,313,038	$632	2,030,000	$203	$7,515,541	$(3,105,494)	$4,410,882

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended February 28, 2019	Nine Months Ended February 28, 2018
Cash flows from operating activities:
Net (loss) income	$(3,095,960)	$4,165
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Interest earned on marketable securities held in trust account	(401,582)	(94,359)
Impairment of cost method investment	150,000	—
Debt forgiveness income	(300,000)	—
Issuance of shares for services	2,169,143	—
Changes in operating assets and liabilities:
Prepaid expenses	3,114	—
Deferred legal fees	(100,000)	—
Accrued expenses	751,438	49,750
Income taxes payable	—	2,145

Net cash used in operating activities	(823,847)	(38,299)

Cash flows from investing activities:
Investment of cash in Trust Account	—	(52,780,000)
Cash purchased in acquisition	75,930	—
Investment at cost	(150,000)	—
Purchase of property and equipment	(51,350)	—

Net cash provided by (used in) investing activities	(125,420)	(52,780,000)

Cash flows from financing activities:
Gross proceeds from sale of Units, net of commissions	—	50,860,100
Proceeds from sale of Private Units	—	2,615,000
Proceeds from note payable - related party, net	3,620	171,035
Repayment of note payable - related party, net	—	(120,089)
Settlement of redeemable common stock	(46,291,685)	—
Cash held in trust account used to settle common stock redemption obligation	(7,620,432)	—
Cash in trust	54,645,364	—
Private placement funds received	1,000,003	—
Repayment of offering costs	—	(253,880)

Net cash provided provided by financing activities	1,736,870	53,272,166

Net change in cash	787,603	453,867

Cash - beginning of period	458,063	30,000

Cash - end of period	$1,245,666	$483,867

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental Non-Cash Investing and Financing Information

Deferred underwriting fees charged to additional paid in capital	$—	$1,820,000
Deferred legal fees charged to additional paid in capital	$—	$100,000
Issuance of common stock issued to underwriters charged to additional paid in capital	$—	$44,327,271
Change in value of common stock subject to possible redemption	$—	$1,967,441
Offering costs charged to additional paid capital	$—	$25,000
Common stock issued for consideration in an acquisition	$6,090,000	$—

The accompanying notes are an integral part of these unaudited consolidated  financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Simplicity Esports and Gaming Company F/K/A Smaaash Entertainment Inc. (the “Company,” “we,” or “our”), was a newly organized blank check company organized under the laws of the State of Delaware on April 17, 2017. The Company was formed under the name I-AM Capital Acquisition Company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). On November 20, 2018, the Company changed its name from I-AM Capital Acquisition Company to Smaaash Entertainment Inc. On January 2, 2019, the Company changed its name from Smaaash Entertainment Inc. to Simplicity Esports and Gaming Company.

Through our wholly subsidiary, Simplicity Esports, LLC, acquired on January 2, 2019 (see Note 4). The Company has begun to implement a unique approach to ensure the ultimate fan friendly esports experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community and we plan to use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry. Simplicity is an established brand in the Esports industry with an engaged fan base competing in popular games across different genres, including PUBG, Gears of War, Smite, Guns of Boom, and multiple EA Sports titles. Additionally, the Simplicity stream team encompasses a unique group of casters, influencers, and personalities all of whom connect to Simplicity’s dedicated fan base. Simplicity also plans to open and operate esports gaming centers that will provide the public an opportunity to experience and enjoy gaming and Esports in a social setting, regardless of skill or experience.

The Company’s sponsor was I-AM Capital Partners LLC (the “Sponsor”). The Company selected May 31 as its fiscal year end.

On November 20, 2018, the Company and Smaaash Entertainment Private Limited, a private limited company incorporated under the laws of India (“Smaaash”), consummated the initial Business Combination (the “Closing”) as contemplated by a share subscription agreement dated as of May 3, 2018 (as amended by the Amendment Cum Addendum dated June 22, 2018, the Second Amendment Cum Addendum dated August 2, 2018, the Third Amendment Cum Addendum dated November 1, 2018 and the Fourth Amendment Cum Addendum dated November 15, 2018, the “Subscription Agreement”), following the approval at the special meeting of the stockholders of I-AM Capital held on November 9, 2018 (the “Special Meeting”).

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(UNAUDITED)

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

At the special meeting of stockholders held on November 9, 2018, holders of 4,448,260 shares of the Company’s common stock sold in its Initial Public Offering (“Public Shares”) exercised their right to redeem those shares for cash at a price of $10.2187363 per share, for an aggregate of approximately $45,455,596. Immediately after giving effect to the initial Business Combination (including as a result of the redemptions described above) the issuance of 2,000,000 shares of common stock to the Smaaash founders, the issuance of 520,000 shares of common stock upon conversion of the rights at the Closing and the issuance of 208,000 shares of common stock to Chardan Capital Markets as consideration for services), there were 5,119,390 shares of common stock and warrants to purchase approximately 5,461,500 shares of common stock issued and outstanding. Upon the Closing, the Company’s rights ceased to exist, and its common stock and warrants began trading on The Nasdaq Stock Market (“Nasdaq”).

On the Closing Date, the Company entered into a master franchise agreement (“Master Franchise Agreement”) and a master license and distribution agreement (“Master Distribution Agreement”) with Smaaash, as of February 28, 2019 this master franchise agreement and master distribution agreement are no longer in effect.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on July 24, 2018. The interim results for the three and nine months ended February 28, 2019 are not necessarily indicative of the results to be expected for the year ending May 31, 2019 or for any future interim periods.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(UNAUDITED)

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

Basis of Consolidation

The consolidated financial statements include the operations of the Company and its wholly-owned subsidiary, Simplicity Esports, LLC.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers short-term interest bearing investments with initial maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet.

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

Revenue Recognition

As of January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted the standard using the modified retrospective method and the adoption did not have a material impact on its financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(UNAUDITED)

The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods and services. Our revenue is derived from two sources, the first is from the sale of the rights to our players to third parties and second from participation and prize money awarded at gaming tournaments.

Property, plant and equipment

Property, plant and equipment and leasehold improvements are recorded at its historical cost. The cost of property, plant, and equipment is depreciated over the estimated useful lives, when placed in service, (ranging from 5 -39 years) of the related assets utilizing the straight-line method of depreciation. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related leases or the estimated useful lives of the assets. Ordinary repairs and maintenance are expensed when incurred and major repairs will be capitalized and expensed if it benefits future periods.

During the three months ended February 29, 2019, the Company paid approximately $50,000 for the construction of their first gaming center. These amounts have been capitalized and are on the balance sheet under the caption property and equipment, net. This asset has not been placed into service as of February 28, 2019 so no depreciation expense has been recorded.

Intangible Assets and impairment

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. The Company had intangible assets subject to amortization related to its asset purchase of a team logo and name. These costs were included in intangible assets on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the costs, which is 5 years.

The Company periodically reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Goodwill

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but we assess our goodwill for impairment at least annually. Our assessment date was January 31, 2019 and qualitative considerations indicated no impairment.

Restricted Cash Held in Escrow and Common Stock Redemption Obligations

This amount is held in escrow with respect to a certain stock purchase agreement with Polar Asset Management Partners Inc. (“Polar”), pursuant to which Polar agreed to sell up to 490,000 shares of the Company’s common stock to the Company thirty days after the consummation of the transactions and a separate certain stock purchase agreement with the K2 Principal Fund L.P. (“K2”), pursuant to which K2 agreed to sell up to 220,000 shares of the Company’s common stock to the Company thirty days after the consummation of the Transactions. These purchase agreements were subsequently amended as of December 20, 2018, pursuant to which, among other things, the Company distributed to Polar and K2 an aggregate of $5,133,300 out of the escrow. See Note 8 to the consolidated financial statements – “Amendments to Forward Purchase Agreements and Warrants,” for a more detailed description of the amendment. Under the terms of the purchase agreements, as amended, the Company will use the funds held in escrow to pay for such shares; however, the Company is only required to repurchase shares that were not previously sold by Polar and K2. Therefore, if the investors had already sold such shares by the determination date, then the Company would be able to keep a portion of the remaining funds held in escrow, depending on the prices at which the shares were sold by the investors.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(UNAUDITED)

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

Investments in equity securities that do not have readily determinable fair values and do not qualify for consolidation or the equity method are carried at cost. Dividends received from those companies are included in other income. Dividends received in excess of the Company’s proportionate share of accumulated earnings are applied as a reduction of the cost of the investment. Other than temporary impairments to fair value are charged against current period income. Our investments in privately held entities are accounted for under the cost method. During the quarter ended February 28, 2019 the Company recognized $150,000 of impairment expense related to the Smaaash acquisition.

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

Net income (loss) per share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Shares of common stock subject to possible redemption at February 28, 2019 have been excluded from the calculation of basic income (loss) per share and diluted loss per share for the three and nine months ended February 28, 2019 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase shares of common stock (2) rights sold in the Initial Public Offering and Private Placement that convert into shares of common stock, and (3) the unit purchase option granted to the underwriter in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

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

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In February 2016, the FASB issued authoritative guidance, which is included in ASC 842, “Leases.” This guidance requires lessees to recognize most leases on the balance sheet by recording a right-of-use asset and a lease liability. This guidance is effective for the Company as of January 1, 2019. Based on the completed analysis, the Company has determined the adjustment will not have a material impact on the financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This guidance is effective for the Company as of January 1, 2019. Based on the completed analysis, the Company has determined the adjustment will not have a material impact on the financial statements.

The Company periodically reviews new accounting standards that are issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any other new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(UNAUDITED)

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company has an accumulated deficit at February 28, 2019, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(UNAUDITED)

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(UNAUDITED)

NOTE 4 - ACQUISITIONS

The Simplicity Esports, LLC Acquisition

On January 4, 2019, the Company consummated the transactions contemplated by the share exchange agreement, dated December 21, 2018 (as amended by Amendment No. 1 to Share Exchange Agreement, dated December 28, 2018 and by Amendment No. 2 to Share Exchange Agreement, dated December 30, 2018, the “Share Exchange Agreement”) by and among the Company, Smaaash Entertainment, Inc. (“Smaaash”), each of the equity holders of Simplicity (“Simplicity Owners”) and Jed Kaplan, in the capacity as the representative of the Simplicity Owners (the “Representative”). Pursuant to the Share Exchange Agreement the Simplicity Owners transferred all the issued and outstanding equity interests of Simplicity to the Company in exchange for newly issued shares of common stock of the Company (the “Acquisition”).

The Simplicity Owners received an aggregate of 300,000 shares of common stock at the closing of the Acquisition and an additional aggregate of 700,000 shares of common stock on January 7, 2019. The Simplicity Owners are entitled to receive an additional 2,000,000 shares upon the Company’s receipt of the approval of its stockholders to such issuance. This provision was removed as the stockholder approval was only necessary due to the Company’s stock being listed on NASDAQ. Upon completion of the Simplicity Esports LLC acquisition, the Company decided that moving off the NASDAQ was appropriate and, the 2,000,000 shares are included on the balance sheet as common stock issuable at February 28, 2019.

The acquisition of Simplicity, in an all-stock deal, creates a pure play esports team and entertainment platform opportunity, which we believe will increase shareholder value and boost our growth strategy as we endeavor the build out of our brick and mortar esports centers.

The acquisition was accounted for by the Company using the acquisition method under business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on the fair value. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. Certain amounts below are provisional based on our best estimates using information available as of the reporting date. The Company is waiting for information to become available to finalize its valuation of certain elements of this transaction. Specifically, the assigned values for intellectual property, trade names and trademarks, customer relationships, and goodwill are provisional in nature and subject to change upon the completion of the final valuation of such elements. All fair value measurements of acquired assets and liabilities assumed are non-recurring in nature and classified as level 3 on the fair value hierarchy.

The aggregate purchase price consisted of the following:

Restricted stock consideration	6,090,000
Total	$6,090,000

As noted in the table above, the Company issued 3,000,000 restricted shares of common stock as consideration which was valued at market at the date of the closing, fair value of approximately $6,090,000.

The following table summarizes the estimated fair value of The Simplicity Esports, LLC assets acquired and liabilities assumed at the date of acquisition:

Cash	76,000
Property, plant and equipment (provisional)	0
Trade names and trademarks (provisional)	0
Customer relationships (provisional)	0
Accounts payable and accrued liabilities	(56,000)
Goodwill (provisional)	6,070,000
Total	$6,090,000

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(UNAUDITED)

Revenue and net loss included in the nine months ended February 28, 2019 consolidated financial statements attributable to Simplicity Esports, LLC is approximately $14,000 and $100,000, respectively.

The following unaudited pro forma information below presents the consolidated results operations data as if the acquisition of Simplicity Esports, LLC took place on June 1, 2017:

	Nine Months Ended February 28 2019	Nine Months Ended February 28, 2018

Total Revenue	$45,883	$—
Net (Loss) Income	$(3,330,960)	$4,165
Basic Net Loss Per Share	$(0.93)	$0.00

NOTE 5 — RELATED PARTY TRANSACTIONS

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(UNAUDITED)

The Sponsor committed to purchase from the Company up to an additional 26,250 Private Units if the underwriters’ over-allotment option was exercised in full.

On September 13, 2017, 7,000 additional Private Units were purchased by the Sponsor at $10.00 per Private Unit upon the partial exercise of the over-allotment option.

Administrative Service Fee

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the three months ended November 30, 2018, the Company has paid $30,080 which is presented as general and administrative expense on the accompanying statement of operations. In December 2018, this monthly administrative service fee agreement was terminated.

Loan

The Sponsor loaned the Company $201,707 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering and working capital purposes. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2017 or the closing of the Initial Public Offering. As of November 30, 2018, $120,089 of the Sponsor’s loan has been repaid. As of February 28, 2019, the balance of the Sponsor loan is $85,238.

The Company maintains its cash balance at a financial services company that is owned by an officer of the Company.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

Management of Simplicity Esports and Gamily Company has decided that moving from The Nasdaq Stock Market (“Nasdaq”) to the OTCQB is more appropriate for the Company at this time, while the Company builds out its planned network of retail esport centers.

On April 1, 2019, the Company was notified by Nasdaq that it would delist the Company’s common stock and warrants. The Company’s common stock and warrants were previously suspended from trading on Nasdaq, effective January 25, 2019.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(UNAUDITED)

On April 2, 2019, Nasdaq filed a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities and Exchange Act of 1934 on Form 25 with the Securities and Exchange Commission relating to the Company’s common stock and warrants. As a result, the Company’s common stock and warrants were delisted from Nasdaq effective April 2, 2019.

The Company’s common stock and warrants currently have been quoted on the OTCQB under the symbols “WINR” and “WINRW,” respectively.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(UNAUDITED)

So long as any amount under the Note remained outstanding, all cash proceeds received by the Company from any sales of its securities was to be used to repay this Note.

Convertible Note Payable

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

The original amount of the promissory note was $1,800,000, the total amount of the two exchange notes is $1,500,000, and the difference of $300,000 has been recorded as debt forgiveness income.

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

At any time prior to the Maturity Date, the Company may also elect to redeem some or all of the outstanding principal amount for cash in an amount (the “Optional Redemption Amount”) equal to the sum of (a) 100% of the then outstanding principal amount of the note, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the note (the “Optional Redemption”). The Company may only effect an Optional Redemption if each of the Equity Conditions have been met (unless waived in writing by the Holder) on each trading day during the period commencing on the date when the notice of the Optional Redemption is delivered to the date of the Optional Redemption and through and including the date payment of the Optional Redemption Amount is actually made in full.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(UNAUDITED)

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

Private Placement

During the quarter ended February 28, 2019, the Company raised $1,000,003 in a Private Placement. As of February, 28, 2019 this offering was not closed and the $1,000,003 is included on the Balance Sheet under Current Liabilities as Private Placement funds received.

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the shares of the Company’s common stock are entitled to one vote for each share. At February 28, 2019, there were 6,313,038 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At November 30, 2018, there were no shares of preferred stock issued or outstanding.

NOTE 8 — TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2019

(UNAUDITED)

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company sought to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy was used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at November 30, 2018 and May 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	February 28, 2019	May 31, 2018
Assets:
Cash and marketable securities held in Trust Account	1	$-0-	$52,895,652

NOTE 9 — SUBSEQUENT EVENTS

On March 27, 2019, the Company sold an aggregate of 812,500 units (the “Units”) at a purchase price of $2.00 per Unit to 11 accredited investors in exchange for receipt of $1,625,000. Each unit consists of (i) one share of common stock, and (ii) a 5-year warrant to purchase one share of common stock at a purchase price of $4.00. The Company sold the Units in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D promulgated under the Securities Act.

In March of 2019, the Company entered into a settlement agreement with its prior attorney. As of February 28, 2019, the Company owed this attorney approximately $900,000. The settlement agreement called for $200,000 to be paid upon signing the settlement agreement and then another approximate $525,000 to be paid over time.

On March 27, 2019, pursuant to a Restricted Stock Award, the Company granted Jed Kaplan, the Company’s Chief Executive Officer and interim Chief Financial Officer and a member of the Company’s board of directors, 120,000 shares of Company restricted stock. Such shares vest over the next nine months. Also on March 27, 2019, pursuant to a Restricted Stock Award, the Company granted Roman Franklin, the Company President and a member of the Company’s board of directors, 36,000 shares of Company restricted stock. Such shares vest over the next nine months also. Lastly, on March 27, 2019, pursuant to a Restricted Stock Award and collectively with the Kaplan Restricted Stock Award and the Franklin Restricted Stock Award, the Company granted Steve Grossman, President of Simplicity Esports LLC, a wholly owned subsidiary of the Company, 24,000 shares of Company restricted stock. Such shares also vest over the next nine months.

Each of the Restricted Stock Awards was entered into in connection with entry into employment agreements with each of Messrs. Kaplan, Franklin and Grossman on December 31, 2018

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors sections of the Company’s definitive proxy statement filed with the SEC on September 19, 2018 and the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) on December 19, 2018. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

On December 31, 2018, the Company consummated the transactions contemplated by the share exchange agreement, dated December 21, 2018 (as amended, the “Share Exchange Agreement”) by and among the Company, Simplicity Esports LLC, (“Simplicity”), each of the equity holders of Simplicity (“Simplicity Owners”) and Jed Kaplan, in the capacity as the representative of the Simplicity Owners (the “Representative”). Pursuant to the Share Exchange Agreement the Simplicity Owners transferred all the issued and outstanding equity interests of Simplicity to the Company in exchange for newly issued shares of common stock of the Company (the “Acquisition”).

The Simplicity Owners received an aggregate of 300,000 shares of common stock (“Initial Payment”) at the closing of the Acquisition and an additional aggregate of 700,000 shares of common stock on January 7, 2019. The Simplicity Owners shall also be entitled to receive an addition 2,000,000 shares upon the Company’s receipt of the approval of its stockholders to such issuance. In the event that the Company does not receive stockholder approval for the issuance of the additional shares by September 30, 2019, the Company and the other parties to the Share Exchange Agreement agree to promptly take all action reasonably necessary so that the name “Simplicity” and any trademarks and copyright and similar rights are transferred to the Representative, and the Company and its affiliates shall thereafter cease to use the name “Simplicity” in any of its operations. The additional 2,000,000 shares were issued in March of 2019.

As of December 31, 2018, upon the completion of the acquisition of Simplicity, the business of Simplicity has now become the primary business of the Company. Simplicity is an established brand in the esports industry with an engaged fan base competing in popular games across various genres and titles, including PUBG, Gears of War, Injustice 2, SMITE, Shadowverse, NHL 19, and Madden NFL. Founded in 2016, Simplicity is committed to growing and enhancing the esports industry, fostering the development of amateurs to compete professionally, and partnering with established professional gamers to support their paths to greater success. Our continued accomplishments in various games is a driving force behind the growth of our fan base including viewership of our content.

The Simplicity stream team encompasses over 50 casters, influencers and personalities who connect to a dedicated fan base. Simplicity’s notoriety in the industry is evidenced by its audience that views millions of minutes of Simplicity content monthly, via various social media outlets including YouTube, Twitter and Twitch.

The following table shows our potential revenue capacity, per location, from game play.

We also expect opportunities for revenue from parties, tournaments, classes, gaming gear, apparel, advertising and sponsorship sales.

ANNUAL REVENUE CAPACITY FROM GAME PLAY PER CENTER*

20%	$157,248
40%	$314,496
60%	$471,744
80%	$628,992

*Assumes 2,808 operational hours, 28 gaming stations, $10/hour price. Represents capacity only, and is not an indication of expected future revenues. There can be no assurance that we will operate at any of the indicated levels of capacity, or at all.

Results of Operations

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

Following the acquisition of Simplicity Esports and Gaming, LLC the Company began generating revenue and incurring additional expenses.

Summary of Statement of Operations for the Three Months Ended February 28, 2019 and 2018:

Other Income

We have generated $164 of non-operating income in the form of interest income for the three months ended February 28, 2019 as compared to $158,712 for the three months ended February 28, 2018. The change is attributable to the decrease in the cash held in trust account.

For the three months ended February 28, 2019, the Company had debt forgiveness income of $300,000 due to the exchange notes with Maxim. The original Maxim promissory note was $1,800,000 and this was exchanged for two convertible notes totaling $1,500,000. Also, in December of 2018, one of the convertible notes was converted into 193,648 shares of common stock.

Revenue

The Company’s revenue for the three months ended February 28, 2019 was $14,070, a 100% increase over the February 28, 2018 revenue of $-0-. This increase is due to the acquisition of Simplicity Esports, LLC.

General and Administrative Expenses

General and administrative expenses for the three months ended February 28, 2019 was $430,011 as compared to $114,465 for the three months ended February 28, 2018 and increase of $315,546 or approximately 276%. The change is primarily attributable to the acquisition of Simplicity Esports, LLC. The selling, general and administrative expenses of this new acquisition consist primarily of payroll and related costs, stock based compensation and professional services.

Net Loss

Net loss for the three months ended February 28, 2019 was $115,776, as compared to net income of $29,203, for the three months ended February 28, 2018.

Summary of Statement of Operations for the Nine Months Ended February 28, 2019 and 2018:

Other Income

We have generated $401,582 of non-operating income in the form of interest income for the nine months ended February 28, 2019 as compared to $312,000 for the three months ended February 28, 2018.

For the nine months ended February 28, 2019, the Company had debt forgiveness income of $300,000 due to the exchange notes with Maxim. The original Maxim promissory note was $1,800,000 and this was exchanged for two convertible notes totaling $1,500,000. Also, in December of 2018 one of the convertible notes was converted into 193,648 shares of common stock.

Revenue

The Company’s revenue for the nine months ended February 28, 2019 was $14,070, a 100% increase over the February 28, 2018 revenue of $-0-. This increase is due to the acquisition of Simplicity Esports, LLC.

General and Administrative Expenses

General and administrative expenses for the nine months ended February 28, 2019 was $3,811,613 as compared to $305,690 for the nine months ended February 28, 2018 and increase of $3,505,923. The change is primarily attributable to two events, first the acquisition of Simplicity Esports, LLC. The selling, general and administrative expenses of this new acquisition consist primarily of payroll and related costs, stock based compensation and professional services. Second the issuance of shares for services in November of 2018.

Net Loss

Net loss for the nine months ended February 28, 2019 was $3,095,960, as compared to net income of $4,165, for the nine months ended February 28, 2018.

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

As of February 28, 2019, we had no cash and marketable securities held in the Trust Account.

As of February 28, 2019, we had cash of $1,245,666 held outside the Trust Account, which is available for use by us to cover the costs associated with due diligence procedures and other general corporate purposes. In addition, as of February 28, 2019, we had accrued expenses of $871,315.

For the nine months ended February 28, 2019, cash used in operating activities amounted to $823,847, mainly resulting from net loss of $3,095,960, offset by stock issued for services of $2,169,143. Changes in our operating liabilities and assets generated cash of $654,552.

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

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company has an accumulated deficit at February 28, 2019, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

As of January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted the standard using the modified retrospective method and the adoption did not have a material impact on its financial statements.

The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods and services. Our revenue is derived from two sources, the first is from the sale of the rights to our players to third parties and second from participation and prize money awarded at gaming tournaments.

Goodwill

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but we assess our goodwill for impairment at least annually. Our assessment date was January 31, 2019 and qualitative considerations indicated no impairment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2019. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Changes in Internal Control Over Financial Reporting

In our second quarter of fiscal year 2019, management discovered deficiencies in its accounting and financial reporting process. These deficiencies did not have a material impact on the Company’s financial results reported herein. Management has concluded that the presence of the deficiencies within the accounting and financial reporting process rose to a level of material weakness in our internal control over financial reporting as of February 28, 2019.

The Company expects to implement changes to design controls to enhance the evaluation of accounting transactions and its financial reporting process over the next quarter.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our Quarterly Report on Form 10-Q for the quarter ended November 30, 2018.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Third Amendment Cum Addendum to the Share Subscription Agreement Dated May 03, 2018, dated as of November 2, 2018 (1)
2.2	Fourth Amendment Cum Addendum to the Share Subscription Agreement Dated May 03, 2018, dated as of November 15, 2018 (2)
3.1	Third Amended and Restated Certificate of Incorporation (3)
10.1	Stock Purchase Agreement, dated as of November 2, 2018, by and between the Company and Polar Asset Management Partners Inc. (4)
10.2	Stock Purchase Agreement, dated as of November 5, 2018, by and between the Company and the K2 Principal Fund L.P. (5)
10.3	Master Franchise Agreement, dated November 20, 2018, by and between the Company and Smaaash (6)
10.4	Master License and Distribution Agreement, dated November 20, 2018, by and between the Company and Smaaash (7)
10.5	Settlement and Release Agreement, dated November 20, 2018, by and between the Company and Maxim Group LLC (8)
10.6	Demand Secured Promissory Note, dated November 20, 2018, issued to Maxim Group LLC (9)
10.7	Escrow Agreement, dated November 19, 2018, by and among the Company, Ellenoff Grossman and Schole LLP and Shripal Morakhia (10)
10.8	Smaaash Entertainment Inc. 2018 Equity Incentive Plan (11)
10.9	Side Letter, dated November 16, 2018, by and between the Company and Chardan (12)
10.10	Letter of Undertaking, dated November 16, 2018, by Smaaash and Smaaash Founders (13)
10.11	Addendum to Master Franchise Agreement, dated November 20, 2018, by and between the Company and Smaaash (14)
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
(1)	Previously filed as Annex A to the Company’s Proxy Statement Supplement, which was filed with the SEC on November 5, 2018, and is incorporated herein by reference thereto.
(2)	Previously filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 30, 2018, and is incorporated herein by reference thereto.
(3)	Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 30, 2018, and is incorporated herein by reference thereto.
(4)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 7, 2018, and is incorporated herein by reference thereto.

(5)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 7, 2018, and is incorporated herein by reference thereto.
(6)	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 30, 2018, and is incorporated herein by reference thereto.
(7)	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 30, 2018, and is incorporated herein by reference thereto.
(8)	Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 30, 2018, and is incorporated herein by reference thereto.

(9)	Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 30, 2018, and is incorporated herein by reference thereto.
(10)	Previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 30, 2018, and is incorporated herein by reference thereto.
(11)	Previously filed as Annex F to the Company’s Proxy Statement, which was filed with the SEC on September 19, 2018, and is incorporated herein by reference thereto.
(12)	Previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 30, 2018, and is incorporated herein by reference thereto.
(13)	Previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 30, 2018, and is incorporated herein by reference thereto.
(14)	Previously filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, which was filed with the SEC on November 30, 2018, and is incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLICITY ESPORTS AND GAMING COMPANY

Dated: April 15, 2019	/s/ Jed Kaplan
Jed Kaplan
Chief Executive Officer and interim Chief Financial Officer
(principal executive officer and principal financial officer)