Form 10-K
period 2019-05-31
SIMPLICITY ESPORTS & GAMING Co
filed 2019-08-29
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-38188

SIMPLICITY ESPORTS AND GAMING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	82-1231127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7000 W. Palmetto Park Rd., Suite 505 Boca Raton, FL	33433
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (855) 345-9467

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the share of common stock on November 30, 2018, as reported on the OTCQB market tier, was approximately $1,573,000

As of August 27, 2019, there were 7,753,975 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Specifically, forward-looking statements may include statements relating to:

●	our future financial performance;

●	changes in the market for our products and services;

●	our expansion plans and opportunities; and

●	other statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions.

These forward-looking statements are based on information available as of the date hereof and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	the level of demand for our products and services;

●	competition in our markets;

●	our ability to grow and manage growth profitably;

●	our ability to access additional capital;

●	changes in applicable laws or regulations;

●	our ability to attract and retain qualified personnel;

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

●	other risks and uncertainties indicated herein, including those under “Risk Factors.”

ii

PART I

Item 1.	Business

Unless the context otherwise requires, “we,” “us,” or “the Company” refers to (i) “Simplicity Esports and Gaming Company” after the consummation of the Acquisition of Simplicity Esports, LLC, (ii) “Smaaash Entertainment Inc.” before the consummation of the Acquisition of Simplicity Esports, LLC but after the closing of the Transactions with Smaaash Entertainment Private Limited, and (iii) I-AM Capital Acquisition Company prior to the closing of the Transactions with Smaaash Entertainment Private Limited. “Simplicity Esports LLC” means Simplicity Esports, LLC, a Florida limited liability company, and its consolidated subsidiaries “Smaaash Private” means Smaaash Entertainment Private Limited, a private limited company incorporated under the laws of India, and its consolidated subsidiaries

Overview

We are a North American esports organization. We have implemented a unique approach to ensure the ultimate fan friendly experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Utilizing the vast resources from within the ownership group, we have already established an impressive management team and roster. Our management and players are well known influencers within the esports community, and we plan to use their skill to create a seamless content creation pan to help gamers feel closer to our brand that any other in the scene. Our organization intends to take the opportunity to create a platform that will help grow the sports for generations of gamers.

Acquisition of Simplicity Esports, LLC

On January 4, 2019, the Company consummated the transactions contemplated by that certain share exchange agreement, dated December 21, 2018 (as amended by Amendment No. 1 to Share Exchange Agreement, dated December 28, 2018 and by Amendment No. 2 to Share Exchange Agreement, dated December 30, 2018, the “Share Exchange Agreement”) by and among the Company, Simplicity Esports, LLC, a Florida limited liability company (“Simplicity Esports LLC”), each of the equity holders of Simplicity Esports LLC (“Simplicity Owners”) and Jed Kaplan, in the capacity as the representative of the Simplicity Owners (the “Representative”). Pursuant to the Share Exchange Agreement the Simplicity Owners transferred all the issued and outstanding equity interests of Simplicity Esports LLC to the Company in exchange for newly issued shares of common stock of the Company (the “Acquisition”).

Background of Simplicity Esports, LLC

Founded in 2017, Simplicity Esports LLC is committed to growing and enhancing the Esports industry, fostering the development of amateurs to compete professionally, and partnering with established professional gamers to support their paths to greater success. Esports (also known as electronic sports, e-sports, or eSports) is a form of competition using video games. Most commonly, esports takes the form of organized, multiplayer video game competitions, particularly between professional players, individually or as teams. Our continued accomplishments in various games is a driving force behind the growth of our fan base including viewership of our content.

As of January 4, 2019, upon the completion of the acquisition of Simplicity Esports LLC, the business of Simplicity Esports LLC has now become the primary business of the Company. Simplicity Esports LLC is an established brand in the Esports industry with an engaged fan base competing in popular games across different genres, including Apex Legends, PUBG, Gears of War, SMITE, and NHL 19. The Simplicity Esports LLC stream team encompasses over 50 casters, influencers and personalities who connect to a dedicated fan base. Simplicity Esports LLC’s notoriety in the industry is evidenced by its audience that views millions of minutes of Simplicity Esports LLC content monthly, via various social media outlets including YouTube, Twitter and Twitch.

The acquisition of Simplicity Esports LLC creates a pure play esports team and entertainment platform opportunity, which we believe will increase shareholder value and boost our growth strategy as we endeavor the build out of our brick and mortar esports centers. Through Simplicity Esports LLC, the Company has begun to implement a unique approach to ensure the ultimate fan friendly esports experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community and we plan to use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry. Simplicity Esports LLC has already opened and is operating two corporate-owned retail esports gaming centers (“Simplicity Esports Gaming Centers”). Simplicity Esports LLC plans to franchise Simplicity Esports Gaming Centers that will provide the public an opportunity to experience and enjoy gaming and Esports in a social setting, regardless of skill or experience.

Brick & Mortar Esports Gaming Locations

Our business plan encompasses a brick and click physical and digital approach to further recognize revenue from all verticals. As a professional esports organization, we will strive to be the first to market with the aforementioned business model. The physical centers complimented with our esports team, lifestyle brand and marketing campaign offer opportunities for additional revenue via strategic partnerships with both endemic and non-endemic brands. Our ultimate goal is to further engage a diverse fan base with a 360 degree approach driving traffic to both our digital and physical real estate ultimately monetizing these relationships. In addition to the presented information, we have proprietary intellectual capital, fan engagement strategies and brand development blueprints which complement our publicly available information.

We intend to open and operate 15 centers by the end of 2019 and a total of 50 throughout the United States over the next 24 months. These centers are funded by us as well as a combination of tenant improvement allowances from landlords and sponsorships. Our first center was opened May, 3 2019. Due to unsolicited interest from potential franchisees we have launched a franchising program to accelerate the expansion of our planned nationwide footprint. Furthermore, we have engaged a national tenant representation real estate broker to assist in the strategic planning and negotiations for our future gaming center locations.

Optimally, our gaming centers will measure between 1200 and 2500 square feet thereby representing a national footprint unlike any esports organization. The team Simplicity branded centers will feature cutting edge technology, futuristic aesthetic décor and the most dynamic current high-speed gaming equipment. We believe our brick-and-click strategy will present attractive opportunities for sponsor and advertisers to connect with our audience, creating an intriguing monetization opportunity.

Creating content that engages fans, promotes our brand as well as sponsors and developers is one of our primary goals. Our talented team will continue to produce unique in depth content which showcases aspects of esports which fans rarely see. We seek to reach a broad demographic encompassing the casual, amateur and professional gaming community. Our philosophy is to enhance our footprint for both endemic and non-endemic partnerships. We are keen to the markets and understand the new age of branding while maintaining authenticity.

Simplicity Stream Team

We are proud to support and present a diverse group of gamers as we engage fans across a multiple of esports genres. Represented below are a few members of our talented stream team. Our electric group of live personalities represent our organization to the fullest with their own unique style. Our Twitch affiliation has enabled our stream team influences to reach a broad fan base. Additionally, we have created several niches within the streaming community which has enabled us to engage fans within certain titles on a 24/7 basis.

Potential Revenue Capacity

The following table shows our potential revenue capacity, per location, from game play.

We also expect opportunities for revenue from parties, tournaments, classes, gaming gear, apparel, advertising and sponsorship sales.

ANNUAL REVENUE CAPACITY FROM GAME PLAY PER ESPORTS GAMING CENTER*

20%	$157,248
40%	$314,496
60%	$471,744
80%	$628,992

*Assumes 2,808 operational hours, 28 gaming stations, $10/hour price. Represents capacity only, and is not an indication of expected future revenues. There can be no assurance that we will operate at any of the indicated levels of capacity, or at all.

Corporate History

Formation

We were initially a blank check company organized under the laws of the State of Delaware on April 17, 2017 under the name I-AM Capital Acquisition Company. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Although we were not limited to a particular industry or geographic region for purposes of consummating a business combination, we focused on businesses with a connection to India. On November 20, 2018, we changed our name from I-AM Capital Acquisition Company to Smaaash Entertainment, Inc. On January 2, 2019, we changed our name from Smaaash Entertainment, Inc. to Simplicity Esports and Gaming Company.

We are authorized to issue 21,000,000 shares of capital stock, consisting of (i) 20,000,000 shares of common stock, with a par value of $0.0001 per share (“Common Stock”), and (ii) 1,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of August 27, 2019, there were 7,753,975 shares of Common Stock issued and outstanding and there were no shares of preferred stock issued or outstanding.

Founder Shares

On May 31, 2017, we issued 1,437,500 shares of Common Stock (the “Founder Shares”) to I-AM Capital Partners LLC, our sponsor (the “Sponsor”), in exchange for a capital contribution of $25,000. Upon the partial exercise of the underwriters’ over-allotment option on September 13, 2017, 137,500 Founder Shares were forfeited by the Sponsor, for a balance of 1,300,000 Founder Shares held by our Sponsor.

Initial Public Offering and Private Placement

On August 22, 2017, we sold 5,000,000 units at a purchase price of $10.00 per unit in our initial public offering (“IPO”) of public units (“Public Units”), generating gross proceeds of $50.0 million. Each Public Unit consisted of one share of our Common Stock (“Public Shares”), one right to receive one-tenth of one share our Common Stock upon consummation of an initial business combination (“Public Right”), and one redeemable warrant (“Public Warrants”). Each warrant entitled the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment.

Concurrently with the closing of the IPO on August 22, 2017, the Sponsor purchased an aggregate of 254,500 units (“Private Placement Units”) at $10.00 per unit, generating gross proceeds of $2,545,000 in a private placement. The Private Placement Units (including their component securities) are not transferable, assignable or salable until 30 days after the completion of the initial business combination and the warrants included in the Private Placement Units are non-redeemable so long as they are held by the Sponsor or their permitted transferees.

On August 22, 2017, we issued 50,000 shares of Common Stock to Maxim in connection with its services as underwriter for the IPO.

Contained in the underwriting agreement for the IPO was an over-allotment option allowing the underwriters to purchase from the Company up to an additional 750,000 Public Units (the “Over-Allotment Units”) and, in addition, the Company received a commitment from the Sponsor to purchase up to an additional 26,250 Private Placement Units.

On September 13, 2017, the underwriters partially exercised their option and purchased 200,000 Over-Allotment Units, which were sold at an offering price of $10.00 per unit, generating gross proceeds of $2,000,000.

On September 13, 2017, simultaneously with the sale of the Over-Allotment Units, the Company consummated the sale of an additional 7,000 Private Placement Units (the “Over-Allotment Placement Units”), generating gross proceeds of $70,000.

On September 13, 2017, we issued Maxim an additional 2,000 shares of our Common Stock upon partial exercise of the over-allotment.

On October 9, 2017, we commenced trading our Public Shares of Common Stock, Public Rights, and Public Warrants on the Nasdaq Capital Market under the symbols “IAM,” “IAMXR” and “IAMXW,” respectively.

The Founder Shares are identical to the Public Shares and holders of Founder Shares have the same stockholder rights as the holders of our Public Shares (“Public Stockholders”) which include our initial stockholders, including the holders of our Founder Shares prior to the IPO (“initial stockholders”) and members of our management team, including our executive officers and directors (“management” and “management team”), to the extent our initial stockholders and/or members of our management team purchased Public Shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such Public Shares), except that the Founder Shares and the shares of Common Stock (“Private Placement Shares”) forming part of the Private Placement Units are subject to certain transfer restrictions.

Consummation of Transactions with Smaaash Entertainment Private Limited

On November 20, 2018 (the “Closing Date”), the Company and Smaaash Entertainment Private Limited, a private limited company incorporated under the laws of India, consummated the transactions (the “Transactions” or the “Business Combination”) contemplated by the share subscription agreement (as amended, the “Subscription Agreement”), following the approval at the special meeting of the stockholders of the Company held on November 9, 2018 (the “Special Meeting”).

At the Special Meeting, holders of 4,448,260 Public Shares exercised their right to redeem those shares for cash at a price of $10.2187363 per share, for an aggregate of approximately $45,455,596. Immediately after giving effect to the initial Transactions (including as a result of the redemptions described above) the issuance of 2,000,000 shares of common stock to the Smaaash founders, the issuance of 520,000 shares of common stock upon conversion of the Public Rights at the Closing and the issuance of 208,000 shares of common stock to Chardan as consideration for services), there were 5,119,390 shares of common stock and warrants to purchase approximately.

On November 20, 2018, upon the consummation of the Business Combination with Smaaash Private, we issued 26,150 shares of common stock underlying the Private Placement Rights to the holders of the Private Placement Rights.

Pursuant to the Subscription Agreement, the purchase price of $150,000 was paid by the Company to Smaaash Private in exchange for 294,360 newly issued equity shares of Smaaash Private at the closing of the Transactions (the “Closing”).

In addition, AHA Holdings Private Limited (“AHA Holdings”) and Shripal Morakhia (together with AHA Holdings, the “Smaaash Founders”) agreed that within six months following the Closing Date, they would transfer all of their ownership interest in Smaaash Private (representing 33.6% of the share capital of Smaaash Private on a fully diluted basis as of June 22, 2018) (the “Additional Smaaash Shares”) to the Company in exchange for newly issued shares of our Common Stock (the “Transferred Company Shares”) in an amount which would enable the Smaaash Founders to retain their 33.6% ownership interest in Smaaash Private indirectly through their interest in the Company.

At the Closing, the Company issued an aggregate of 2,000,000 shares of its common stock to the Smaaash Founders as an upfront portion of the Transferred Company Shares (the “Upfront Company Shares”). In connection with the issuance of the Upfront Company Shares, the Company and the Smaaash Founders entered into an escrow agreement pursuant to which the Upfront Company Shares would be held in escrow and will be either, (i) if the Additional Smaaash Shares are not transferred in full to the Company within the designated six-month period, cancelled, or (ii) if the Additional Smaaash Shares are transferred in full to the Company within the designated six-month period, released from escrow and the number of Upfront Company Shares will be deducted from the Transferred Company Shares that will be issued to the Smaaash Founders upon the delivery of the Additional Smaaash Shares.

On November 16, 2018, Smaaash Private and the Smaaash Founders executed a letter of undertaking, pursuant to which they agreed to transfer 4,000,000 additional equity shares of Smaaash Private to the Company in consideration for 200,000 shares of our Common Stock, simultaneously with the issuance of the 300,000 equity shares of Smaaash Private to the Company on or prior to November 30, 2018, as permitted by the laws of India. Such additional shares of Smaaash Private have not yet been delivered to the Company.

In connection with the Closing, the Company changed its name from I-AM Capital Acquisition Company to Smaaash Entertainment Inc., changed its stock symbols for its Common Stock, Public Rights, and Public Warrants to “IAM,” “IAMXR” and “IAMXW,” respectively, and entered into a master franchise agreement (“Master Franchise Agreement”) and a master license and distribution agreement (“Master Distribution Agreement”) with Smaaash Private. Prior to the Closing, the Company was a shell company with no operations, formed as a vehicle to effect a business combination with one or more operating businesses. After the Closing, the Company’s primary assets consist of shares in Smaaash Private and the rights granted under the Master Franchise Agreement and the Master Distribution Agreement.

Pursuant to the terms of the escrow agreement, the Upfront Company Shares have been cancelled because the Additional Smaaash Shares were not transferred in full to the Company in the designated six-month period.

Master Franchise Agreement

Franchise and license right. Under the Master Franchise Agreement, Smaaash Private has granted to the Company an exclusive right to establish and operate Smaaash Centers (as defined under the Master Franchise Agreement) and to sublicense the right to establish and operate Smaaash Centers to third party franchisees, and a license to use the products and other services developed by Smaaash Private with respect to the Smaaash Centers, in the territories of North America and South America (“Territory”). Further, Smaaash Private has granted to the Company the limited license to use the Trademarks of Smaaash Private (as set out in the Master Franchise Agreement) for the purposes of establishing and operating the Smaaash Centers in the Territory. The Master Franchise Agreement has been executed on an arms’ length basis between Smaaash Private and the Company.

Obligations of the Company. The Company will not directly or indirectly engage or be concerned with any business which competes with Smaaash Private’s business in the Territory during the term of the Master Franchise Agreement. The Company will market, promote and publicize the Smaaash Centers in the Territory. The Company or third party sub-franchisees shall be under an obligation to set up at least six Smaaash Centers during the first calendar year.

Obligations of Smaaash Private. Smaaash Private shall assist in training and installing the equipment and bear all the costs associated therewith. The franchisee or sub-franchisee will bear the cost to set up the Smaaash Center.

License fees and other payments. Franchisee or the third party franchisee will be entitled to receive the revenue generated from each of the Smaaash Centers. In connection with the operations of the Smaaash Centers by sub-franchisees, the Company shall be entitled to receive (i) a signup fee equal to 5% of the capital expenditure of the sub-franchisee, (ii) 5% of the revenue of the sub-franchisee on an annual basis; and (iii) a 15% markup of the products sold to the sub-franchisee. Smaaash Private will not receive any portion of the revenue or other fees in connection with the Master Franchise Agreement.

Ownership of Smaaash Marks. Smaaash Private will be the sole owner of all intellectual property related to the Smaaash Centers. All future rights, goodwill and reputation of the Smaaash Marks shall inure to the benefit of Smaaash.

Term of the Agreement. The Master Franchise Agreement will commence from its execution date and continue until the agreement is terminated in accordance with the Master Franchise Agreement.

Termination. The Master Franchise Agreement may be terminated (i) by the mutual written agreement of parties or (ii) by Smaaash Private if the Company fails to make a payment, ceases to operate or abandon’s the Smaaash Centers or fails to use best efforts to market the Smaaash Centers and such failure is not cured within 30 days’ notice of the failure.

Addendum to Master Franchise Agreement

On November 29, 2018, the Company and Smaaash Private executed an addendum to the Master Franchise Agreement (the “Amendment”). Pursuant to the Amendment, Smaaash Private grants the Company the exclusive rights to set up family and entertainment centers under the name “Total Sports Center” in the United States (“Total Sports Centers”) in which 51% of the investment will be borne by the Company and 49% by Smaaash Private. Smaaash Private will be responsible for identifying the locations for setting up, managing and controlling the Total Sports Centers and will carry out all the fit out requirements for such centers. Smaaash Private will also appoint the management team for the centers. Smaaash Private will be entitled to 3% of the net revenue of each center, subject to conditions to be confirmed by the parties.

Master License and Distribution Agreement

Grant of license and distribution rights. Under the Master Distribution Agreement, Smaaash Private has granted to the Company an exclusive right to purchase from Smaaash Private specialized equipment and products related to sports and recreational activities (“Products”) in the territory under the brand name of Smaaash Private and sell them with a 15% markup to the customers which will be the sub-franchisees of the Company who will operate the Smaaash Centers, as specified in the Master Franchise Agreement.

Pricing. The Company may sell the Products further to any third party franchisees at a minimum of 15% margin over and above the price at which Smaaash Private sold the Products to the Company.

Grant of license in Smaaash Marks. Smaaash Private has also granted the Company a license to use the Trademarks (as set out in the Master Distribution Agreement) on a royalty free basis for the purpose of promoting the sale of the Products in the Territory.

Ownership of the Smaaash Games. Smaaash Private will be the sole owner of any intellectual property rights relating to the Products and all the goodwill relating thereto.

Term. The Master Distribution Agreement will commence from its execution date and continue until the agreement is terminated in accordance with the Master Distribution Agreement.

Termination. The Master Distribution Agreement may be terminated (i) by the mutual written agreement of parties, (ii) by Smaaash Private if the Company fails to make a payment or use best efforts to market the Products and such failure is not cured within 30 days’ of notice of the failure, and (iii) by the Company for any reason upon 120 days’ notice.

Settlement Agreement

On November 20, 2018, the Company entered into a settlement and release agreement (“Settlement Agreement”) with Maxim Group LLC, the underwriter for the Company’s IPO (“Maxim”). Pursuant to the Settlement Agreement, the Company made a cash payment of $20,000 to Maxim and issued a demand secured promissory note in favor of Maxim in the amount of $1.8 million (the “Note”) to settle the payment obligations of the Company under the underwriting agreement dated August 16, 2017, by and between the Company and Maxim. The Company also agreed to remove the restrictive legends on an aggregate of 52,000 shares of its common stock held by Maxim and its affiliate.

The Note accrues interest at 8% per annum from the date of the Note through and including May 20, 2019 and 12% per annum from and including May 21, 2019 through and including August 20, 2019 and 15% per annum from and including August 21, 2019 through and including November 20, 2019. If a late payment occurs and is continuing, the interest rate will be increased to 12% per annum and if from the date of the Note through and including August 20, 2019 and 18% per annum and if from after August 21, 2019. If a late payment remains outstanding for over 48 hours, Maxim may require the Company to redeem all or any part of the Note (“Alternate Payment Amount”) at a redemption price equal to 125% of the Alternate Payment Amount.

The principal and interest of the Note will be payable upon demand by Maxim or from time to time, in accordance the following schedule:

(i) one third of the principal, accrued and unpaid interest and any late charges on May 20, 2019;

(ii) one third of the principal, accrued and unpaid interest and any late charges on August 20, 2019; and

(iii) one third of the principal, accrued and unpaid interest and any late charges on November 20, 2019.

The Note is secured by a first priority security interest in all personal property and assets of the Company excluding the assets held in escrow with respect to (i) that certain stock purchase agreement with Polar, pursuant to which Polar agreed to sell up to 490,000 shares of the Company’s common stock to the Company thirty days after the consummation of the Transactions and (ii) that certain stock purchase agreement with K2 Principal Fund L.P. (“K2”), pursuant to which K2 agreed to sell up to 220,000 shares of the Company’s common stock to the Company thirty days after the consummation of the Transactions.

The amount payable under the Note may be paid in shares of our Common Stock or securities convertible or exercisable into shares of our Common Stock (the “Alternate Equity Payment”) if and only if the Company and Maxim mutually agree on both the purchase price and, if applicable, the conversion and/or exercise price of each security of the Company issued in such Alternate Equity Payment. Otherwise the payment should be made in cash only.

So long as any amount under the Note is outstanding, all cash proceeds received by the Company from any sales of its securities will be used to repay this Note.

Convertible Note Payable

On December 20, 2018, the Company entered into a securities exchange agreement (“Exchange Agreement”) with Maxim Group LLC (the “Holder”). Pursuant to the terms of the Exchange Agreement, the Holder agreed to surrender and exchange the Note in the amount of $1.8 million which was issued to Maxim pursuant to the Settlement Agreement (discussed immediately above). In exchange, the Company issued to the Holder a Series A-1 Exchange Convertible Note in the principal amount of $500,000 (the “Series A-1 Note”) and a Series A-2 Exchange Convertible Note in the principal amount of $1,000,000 (the “Series A-2 Note,” and collectively with Series A-1 Note, the “Exchange Notes”).

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

In addition, pursuant to the terms of the Amendment, the Company agreed to amend its outstanding Public Warrants and Private Placement Warrants (1) to reduce the exercise price of the warrants from $11.50 per share to $4.00 per share, subject to adjustment (the “Exercise Price Adjustment”) and (2) to revise the redemption provisions of the warrants to provide that the Company may only redeem each warrant in whole at a price of $0.1 per warrant upon a minimum of 30 days’ written notice of redemption if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.00 per share (as opposed to the current $21.00 per share) for any 20 trading days within a 30-trading day period (the “Redemption Threshold Adjustment”); provided, however, that the Exercise Price Adjustment and the Redemption Threshold Adjustment shall only be effective upon the approval of the requisite number of warrant holders, as required by law.

Acquisition of Simplicity Esports, LLC

On January 4, 2019, the Simplicity Owners received an aggregate of 300,000 shares of common stock at the closing of the Acquisition and an additional aggregate of 700,000 shares of common stock on January 7, 2019. The Simplicity Owners are entitled to receive an additional 2,000,000 shares upon the Company’s receipt of the approval of its stockholders to such issuance. This provision was removed as the stockholder approval was only necessary due to the Company’s stock being listed on NASDAQ. Upon completion of the Simplicity Esports LLC acquisition, the Company decided that moving off the NASDAQ was appropriate and, the 2,000,000 shares are included on the balance sheet as common stock issuable to Simplicity Owners at February 28, 2019.

In connection with the acquisition of Simplicity Esports LLC, on January 2, 2019, the Company filed a Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation (the “Certificate Amendment”) with the Delaware Secretary of State to change the Company’s name from “Smaaash Entertainment, Inc.” to “Simplicity Esports and Gaming Company”. In addition, the Company changed the ticker symbols of its common stock and public warrants to “WINR” and “WINRW,” respectively, and commenced trading of its common stock and public warrants under such new ticker symbols on the OTCQB on January 10, 2019.

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

On April 1, 2019, the Company was notified by Nasdaq that it would delist the Company’s common stock and public warrants. The Company’s common stock and public warrants were previously suspended from trading on Nasdaq, effective January 25, 2019.

On April 2, 2019, Nasdaq filed a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities and Exchange Act of 1934 on Form 25 with the Securities and Exchange Commission relating to the Company’s common stock and public warrants. As a result, the Company’s common stock and public warrants were delisted from Nasdaq effective April 2, 2019.

The Company’s common stock and public warrants currently have been quoted on the OTCQB under the symbols “WINR” and “WINRW,” respectively.

Recent Developments

PLAYLive Nation Merger

On July 25, 2019, the Company entered an Agreement and Plan of Merger (the “Merger Agreement”) with Esports Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), PLAYLive Nation, Inc. (“PLAYLive”), Duncan Wood, Robert J. Steinberger, Eric J. Charneski, Jordan C. Jenson, and Alec T. Carpenter (collectively, Messrs. Wood, Steinberger, Charneski, Jenson and Carpenter are referred to herein as the “PLAYLive Stockholders”), and Mr. Wood in his capacity as representative of the Stockholders (the “Stockholder Representative”), pursuant to which the Company agreed to acquire 100% of the issued and outstanding common stock of PLAYLive by way of a merger (the “PLAYLive Merger”) pursuant to which Merger Sub merged with and into PLAYLive, with PLAYLive surviving the Merger and continuing as a wholly owned subsidiary of the Company, in exchange for 750,000 shares of the Company’s common stock (the “Merger Consideration”). The PLAYLive Merger closed on July 30, 2019.

The name of the surviving corporation remained “PLAYLive Nation, Inc.,” the Certificate of Incorporation of the surviving corporation is the certificate of incorporation of PLAYLive, and the bylaws of the surviving corporation are the bylaws of PLAYLive. The directors and officers of Merger Sub immediately prior to the effective time of the PLAYLive Merger became the directors and officers, respectively, of PLAYLive.

At the effective time of the PLAYLive Merger, by virtue of the PLAYLive Merger and without any action on the part of Merger Sub, PLAYLive or the holders of shares of PLAYLive common stock, each share of PLAYLive common stock issued and outstanding immediately prior to the effective time of the PLAYLive Merger, upon the terms and subject to the conditions set forth in the Merger Agreement was cancelled and extinguished and was converted automatically into the right to receive the per share Merger Consideration upon surrender of the certificate representing such shares of PLAYLive common stock as provided in the Merger Agreement. Each share of common stock of Merger Sub issued and outstanding immediately prior to the effective time of the Merger was converted into and exchanged for one validly issued, fully paid and nonassessable share of common stock of PLAYLive. Each stock certificate of Merger Sub evidencing ownership of any such shares continues to evidence ownership of such shares of capital stock of PLAYLive.

Promptly following the effective time of the PLAYLive Merger, the Company made available for exchange in accordance with the terms of the Merger Agreement that portion of the Merger Consideration issuable pursuant to the Merger Agreement in exchange for outstanding PLAYLive common stock, provided, however, that the Company deposited into escrow 75,000 shares of Company common stock out of the aggregate Merger Consideration otherwise issuable to the PLAYLive Stockholders pursuant to the Merger Agreement as partial security for the indemnification obligations set forth in the Merger Agreement. No fractional shares were issued in connection with the PLAYLive Merger. The number of shares of Company common stock issued to each PLAYLive Stockholder in connection with the PLAYLive Merger (after aggregating all fractional shares of Company common stock that otherwise would have been received by such holder) were rounded up to the next whole share in lieu of such fractional share.

At the closing of the PLAYLive Merger, PLAYLive was required to have not less than $10,000 in cash net of issued but uncleared checks, ACHs, and drafts, on deposit in PLAYLive’s principal bank account (“Minimum Cash”). Within 60 days after the closing date, the Company may deliver a notice to the Stockholder Representative setting forth a description of any item which caused Minimum Cash to exceed or fall below $10,000 and the actual amount of Minimum Cash on deposit in PLAYLive’s principal bank account as of the closing (a “Minimum Cash Adjustment Notice”). If the actual amount of Minimum Cash as of the closing is more than $10,000, then the Company will pay to the Stockholder Representative (for distribution to the PLAYLive Stockholders), the amount by which Minimum Cash exceeds $10,000 provided, however, in no event shall the cash payment exceed an amount that will permit the transactions contemplated by the Merger Agreement to qualify for the intended tax treatment. If the actual amount of Minimum Cash as of the closing is less than $10,000, then the Stockholder Representative (on behalf of the PLAYLive Stockholders) will pay to the Company the amount by which Minimum Cash is less than $10,000.

Concurrently with execution of the Merger Agreement, the PLAYLive Stockholders executed and delivered a restrictive covenant agreement as provided in the Merger Agreement. At closing, each of Messrs. Wood, Jenson, and Carpenter entered into an employment agreement with PLAYLive, and each of the PLAYLive Stockholders entered into a one-year lock-up agreement with the Company.

The PLAYLive Merger is intended to be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Merger Agreement is intended to be a “plan of reorganization” within the meaning of the regulations promulgated under Section 368(a) of the Code and for the purpose of qualifying as a tax-free transaction for federal income tax purposes.

Private Unit Offering

In 2019, the Company sold an aggregate of 987,500 units (the “Units”) at a purchase price of $2.00 per Unit to 12 accredited investors in exchange for receipt of $1,975,000. Each unit consists of (i) one share of common stock, and (ii) a 5-year warrant to purchase one share of common stock at a purchase price of $4.00.

Settlement Agreement

In March 2019, the Company entered into a settlement agreement with its prior attorney. The settlement agreement called for $200,000 to be paid upon signing the settlement agreement and then another $525,000 to be paid over time. As of August 28, 2019, the Company owed this attorney 525,000.

Restricted Stock Award

On March 27, 2019, pursuant to a Restricted Stock Award, we granted Jed Kaplan, our Chief Executive Officer and interim Chief Financial Officer and a member of our board of directors, 120,000 shares of our restricted Common Stock. Such shares vest over a nine-month period. As of August 27, 2019, 80,000 of such shares have vested.

On March 27, 2019, pursuant to a Restricted Stock Award, we granted Roman Franklin, our President and a member of our board of directors, 36,000 shares of our restricted Common Stock. Such shares vest over a nine-month period. As of August 27, 2019, 24,000 of such shares have vested.

On March 27, 2019, pursuant to a Restricted Stock Award, we granted Steve Grossman, President of Simplicity Esports, LLC, a wholly owned subsidiary of our company, 24,000 shares of our restricted Common Stock. Such shares vest over a nine month period. As of August 27, 2019, 16,000 of such shares have vested.

Each of the Restricted Stock Awards was entered into in connection with entry into employment agreements with each of Messrs. Kaplan, Franklin and Grossman on December 31, 2018.

Debt Conversion

On May 31, 2019, we issued 100,000 shares of Common Stock to affiliates of Polar in exchange for Polar’s forgiveness of $143,476 owed by us to Polar under that that certain Stock Purchase Agreement, dated as of November 2, 2018, between Polar and us.

Overview of Smaaash Entertainment Private Limited

Smaaash Private operates 40 state-of-the-art games and entertainment centers (“Smaaash Centers”), including 39 Smaaash Centers in India and one international Smaaash Center in the U.S., in addition to carrying out product sales of its games and equipment that Smaaash has developed in-house, supported by its sponsorship and other revenues.

Smaaash Private’s core concept is to offer an interactive, immersive and fun experience to customers at its Smaaash Centers, blending Augmented Reality (“AR”) and Virtual Reality (“VR”) and other games, indoor entertainment, and attractive food and beverage options, customized to the tastes and preferences of a diverse set of customers across age groups, genders and backgrounds, including corporate customers, families, friends and children. Smaaash Private’s game concepts are supported by its in-house technology, value engineering and systems integration capabilities.

Smaaash Private’s game attractions are classified as follows:

●	Active games and interactive sports simulators (“Active Games”), including active game options such as single and multi-level go-karting lanes and bowling alleys, as well as interactive simulator-based game options such as Super Keeper, Hoop Shot, Extreme Drone Racing and more;

●	In-house developed AR and VR games, including Finger Coaster, Jurassic Escape, Vertigo Walk The Plank, Fly Max and Haunted Hospital; and

●	Arcade games and others, including Camel Racing, Hoop Shot and Human Claw; soft play zones which are conceptualized as indoor play areas for young children, including a ball pool, designed to encourage longer and repeat visits to Smaaash Centers and doing away with the requirement for families to make alternative childcare arrangements for the duration of their visits to Smaaash Centers; and indoor game viewing areas.

Smaaash Private’s game offerings are complemented by its in-house food & beverage services.

Smaaash Private launched its flagship Smaaash Center in November 2012, at Kamala Mills in Lower Parel, Mumbai, with a proprietary cricket game (obtained by Smaaash Private under a perpetual license from its founder and the patent-holder, Shripal Morakhia, for a one-time fee) as anchor attraction. Over the last five years, Smaaash Private has transformed into a multi-center integrated games and entertainment company, with a wide suite of in-house developed AR and VR and other games, as well as food and beverage options at each of the Smaaash Centers. Among other marketing initiatives, from time to time, Smaaash Private ties up with local athletes, sports icons and celebrities, including cricket, football, basketball and ice hockey players, to customize its games and increase their appeal to its customers, including via brand ambassadorships and game options designed around specific sports personalities.

Smaaash Private launched its first international Smaaash Center in December 2016, at the Mall of America in Minnesota, USA. Its star attraction in its U.S. Smaaash Center is a multi-level go-karting track and games developed and launched specifically for this Smaaash Center, keeping in mind local preferences, such as its ice hockey-themed game called “What the Puck”, and Active Games such as Super Keeper, Hoop Shot and Extreme Drone Racing, among others.

In fiscal year 2018, Smaaash Private acquired PVR bluO and SVM’s bowling and gaming assets to expand its footprint across India. The acquisitions added 20 Smaaash Centers to Smaaash Private’s portfolio.

Following the January 2019 acquisition of Simplicity Esports LLC, we determined to shift our current primary focus to the Simplicity Esports LLC business. Accordingly, we do not anticipate generating any material revenues from Smaaash in 2019. The Master Franchise Agreement, as amended, and the Master Distribution Agreement continue in full force and effect, however, and we may now or in the future pursue Smaaash business opportunities.

Employees

As of August 28, 2019, we had eleven full-time employees and three part-time employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

Legal Proceedings

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

Properties

We lease approximately 250 rentable square feet of office space from an unaffiliated third party for our corporate office located at 7000 W. Palmetto Park Road, Suite 507, Boca Raton, Florida 33433. This lease expires on June 1, 2022. Terms of the office lease provide for a base rent payment of $800 per month. We also lease approximately 1,200 rentable square feet of retail space from an unaffiliated third party for our Boca Raton Esports Gaming Center. This lease expires in 2024. Terms of the office lease provide for a base rent payment of $2,200 per month and a share of the buildings operating expenses such as taxes and maintenance of $760 per month. We believe that these facilities are adequate for our current and near-term future needs.

Item 1A.	Risk Factors

RISK FACTORS

An investment in our securities carries a significant degree of risk. You should carefully consider the following risks, as well as the other information contained in this Annual Report on Form 10-K, including our historical financial statements and related notes included elsewhere herein, before you decide to purchase our securities. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our common shares and warrants. Refer to “Cautionary Statement Regarding Forward-Looking Statements”.

We may not be successful in preventing the material adverse effects that any of the following risks and uncertainties may cause. These potential risks and uncertainties may not be a complete list of the risks and uncertainties facing us. There may be additional risks and uncertainties that we are presently unaware of, or presently consider immaterial, that may become material in the future and have a material adverse effect on us. You could lose all or a significant portion of your investment due to any of these risks and uncertainties.

Risks Related to Our Business

We have a relatively limited operating history and limited revenues to date and thus are subject to risks of business development and you have no basis on which to evaluate our ability to achieve our business objective.

Because we have a relatively limited operating history and limited revenues to date, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage operating companies in rapidly evolving markets. These risks include:

●	that we may not have sufficient capital to achieve our growth strategy;

●	that we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers’ requirements;

●	that our growth strategy may not be successful; and

●	that fluctuations in our operating results will be significant relative to our revenues.

Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business could be significantly harmed.

We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal year ended May 31, 2018 and the period from April 17, 2017 (inception) to May 31, 2017, we reported net losses of $8,862 and $672, respectively, and negative cash flow from operating activities of $470,153 and $672, respectively. For the nine months ended February 28, 2019 and 2018, we reported a net loss of $3,095,960 and net income of $4,165, respectively, and negative cash flow from operating activities of $823,847 and $38,299, respectively. As of February 28, 2019, we had an aggregate accumulated deficit of approximately $3,105,494. We anticipate that we will continue to report losses and negative cash flow. As a result of these net losses and cash flow deficits as well as our dependence on private equity and financings, our independent auditors have indicated that there is a substantial doubt about our ability to continue as a going concern in Note 2 of our unaudited consolidated financial statements for the nine-months ended February 28, 2019.

Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities, would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ability to Continue as a Going Concern.”

We are a holding company and depend upon our subsidiaries for our cash flows.

We are a holding company. All of our operations are conducted, and almost all of our assets are owned, by our subsidiaries. Consequently, our cash flows and our ability to meet our obligations depend upon the cash flows of our subsidiaries and the payment of funds by these subsidiaries to us in the form of dividends, distributions or otherwise. The ability of our subsidiaries to make any payments to us depends on their earnings, the terms of their indebtedness, including the terms of any credit facilities and legal restrictions. Any failure to receive dividends or distributions from our subsidiaries when needed could have a material adverse effect on our business, results of operations or financial condition.

Future acquisitions or strategic investments could disrupt our business and harm our business, results of operations or financial condition.

We may in the future explore potential acquisitions of companies or strategic investments to strengthen our business. Even if we identify an appropriate acquisition candidate, we may not be successful in negotiating the terms or financing of the acquisition, and our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business.

Acquisitions involve numerous risks, any of which could harm our business, including:

●	straining our financial resources to acquire a company;

●	anticipated benefits may not materialize as rapidly as we expect, or at all;

●	diversion of management time and focus from operating our business to address acquisition integration challenges;

●	retention of employees from the acquired company;

●	cultural challenges associated with integrating employees from the acquired company into our organization;

●	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

●	the need to implement or improve controls, procedures and policies at a business that prior to the acquisition may have lacked effective controls, procedures and policies; and

●	litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties.

Failure to appropriately mitigate these risks or other issues related to such strategic investments and acquisitions could result in reducing or completely eliminating any anticipated benefits of transactions, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the impairment of goodwill, any of which could have a material adverse effect on business, results of operations or financial condition.

We may require additional funding for our growth plans, and such funding may result in a dilution of your investment.

We attempted to estimate our funding requirements in order to implement our growth plans. If the costs of implementing such plans should exceed these estimates significantly or if we come across opportunities to grow through expansion plans which cannot be predicted at this time, and our funds generated from our operations prove insufficient for such purposes, we may need to raise additional funds to meet these funding requirements.

These additional funds may be raised by issuing equity or debt securities or by borrowing from banks or other resources. We cannot assure you that we will be able to obtain any additional financing on terms that are acceptable to us, or at all. If we fail to obtain additional financing on terms that are acceptable to us, we will not be able to implement such plans fully if at all. Such financing even if obtained, may be accompanied by conditions that limit our ability to pay dividends or require us to seek lenders’ consent for payment of dividends, or restrict our freedom to operate our business by requiring lender’s consent for certain corporate actions.

Further, if we raise additional funds by way of a rights offering or through the issuance of new shares, any shareholders who are unable or unwilling to participate in such an additional round of fund raising may suffer dilution in their investment.

We may become subject to the requirements of the Investment Company Act, which would limit our business operations and require us to spend significant resources to comply with such act.

The Investment Company Act of 1940, as amended (the “Investment Company Act”), defines an “investment company” as an issuer that is engaged in the business of investing, reinvesting, owning, holding or trading in securities and owns investment securities having a value exceeding 40 percent of the issuer’s unconsolidated assets, excluding cash items and securities issued by the federal government. While we believe that a reasonable investor would not conclude that we are engaged primarily in investing in securities based on our business plan focused on operating a global virtual reality gaming and fully integrated esports platform, operating corporate owned as well as franchising Simplicity Esports Gaming Centers in United States, and making acquisitions in the active entertainment industry in the United States, the composition of our assets after the Acquisition and Transactions, including our ownership of equity shares in Simplicity Esports LLC and Smaaash Private, could contribute to a conclusion that we meet the threshold definition of an investment company. While the Investment Company Act also has several exclusions and exceptions that we would seek to rely upon to avoid being deemed an investment company, our reliance on any such exclusions or exceptions may be misplaced resulting in violation of the Investment Company Act, the consequences of which can be significant. For example, investment companies that fail to register under the Investment Company Act are prohibited from conducting business in interstate commerce, which includes selling securities or entering into other contracts in interstate commerce. Section 47(b) of the Investment Company Act provides that a contract made, or whose performance involves, a violation of the Investment Company Act is unenforceable by either party unless a court finds that enforcement would produce a more equitable result than non-enforcement. Similarly, a court may not deny rescission to any party seeking to rescind a contract that violates the Investment Company Act, unless the court finds that denial of rescission would produce more equitable result than granting rescission.

If we are deemed to be an investment company under the Investment Company Act, Rule 3a-2 of the Investment Company Act provides that inadvertent or transient investment companies will not be treated as investment companies subject to the provisions of the Investment Company Act, provided the issuer has the requisite intent to be engaged in a non-investment business, evidenced by the issuer’s business activities and an appropriate resolution of the issuer’s board of directors, within one year from the commencement of the earlier of (1) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the value of such issuer’s total assets on either a consolidated or unconsolidated basis, or (2) the date on which an issuer owns or proposes to acquire investment securities (as defined in section 3(a) of the Investment Company Act) having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. If the Company becomes an inadvertent investment company, and fails to meet the requirements of the transient investment company exemption under Rule 3a-2 of the Investment Company Act, then we will be required to register as an investment company with the SEC.

We may not have sufficient capital to fund our ongoing operations, effectively pursue our strategy or sustain our growth initiatives.

After the consummation of the acquisition of Simplicity Esports LLC, our remaining liquidity and capital resources may not be sufficient to allow us to fund our ongoing operations, effectively pursue our strategy or sustain our growth initiatives. If we require additional capital resources, we may seek such funds directly from third party sources; however, we may not be able to obtain sufficient equity capital and/or debt financing from third parties to allow us to fund our expected ongoing operations or we may not be able to obtain such equity capital or debt financing on acceptable terms or conditions. Factors affecting the availability of equity capital or debt financing to us on acceptable terms and conditions include:

●	Our current and future financial results and position;

●	the collateral availability of our otherwise unsecured assets;

●	the market’s, investors and lenders’ view of our industry and products;

●	the perception in the equity and debt markets of our ability to execute our business plan or achieve our operating results expectations; and

●	the price, volatility and trading volume and history of our Common Stock.

If we are unable to obtain the equity capital or debt financing necessary to fund our ongoing operations, pursue our strategy and sustain our growth initiatives, we may be forced to scale back our operations or our expansion initiatives, and our business and operating results will be materially adversely affected.

Our growth strategy depends on the availability of suitable locations for our Simplicity Esports Gaming Centers and our ability to open new Simplicity Esports Gaming Centers and operate them profitably.

A key element of our growth strategy is to extend our brand by opening corporate owned as well as franchising retail Simplicity Esports Gaming Centers in locations in the United States that we believe will provide attractive returns on investment. We have initially identified five sites for potential Simplicity Esports Gaming Centers, in the United States, however, desirable locations for additional Simplicity Esports Gaming Center openings may not be available at an acceptable cost when we identify a particular opportunity for a new Simplicity Esports Gaming Center.

In addition, our ability to open new Simplicity Esports Gaming Centers on a timely and cost-effective basis, or at all, is dependent on a number of factors, many of which are beyond our control, including our ability or the ability of the selected franchisee to:

●	reach acceptable agreements regarding the lease of the locations;

●	comply with applicable zoning, licensing, land use and environmental regulations;

●	raise or have available an adequate amount of cash or currently available financing for construction and opening costs;

●	timely hire, train and retain the skilled management and other employees necessary to meet staffing needs;

●	obtain, for acceptable cost, required permits and approvals, including liquor licenses; and

●	efficiently manage the amount of time and money used to build and open each new Simplicity Esports Gaming Center.

If we succeed in opening new Simplicity Esports Gaming Centers on a timely and cost-effective basis, we may nonetheless be unable to attract enough customers to the new Simplicity Esports Gaming Centers because potential customers may be unfamiliar with our Simplicity Esports Gaming Centers or concepts, or our entertainment and menu options might not appeal to them. Our new Simplicity Esports Gaming Centers may not meet or exceed our performance targets, including target cash-on-cash returns. New Simplicity Esports Gaming Centers may even operate at a loss, which could have a significant adverse effect on our overall operating results.

Our operations of Simplicity Esports Gaming Centers are significantly dependent on changes in public and customer tastes and discretionary spending patterns. Our inability to successfully anticipate customer preferences or to gain popularity for such Simplicity Esports Gaming Centers games may negatively impact our profitability.

Our success depends significantly on public and customer tastes and preferences, which can be unpredictable. If we are unable to successfully anticipate customer preferences or increase the popularity of the games offered at the Simplicity Esports Gaming Centers, the per capita revenue and overall customer expenditures at the Simplicity Esports Gaming Centers may decrease, and thereby negatively impact our profitability. In response to such developments, we may need to increase our marketing and product development efforts and expenditures, adjust our game or product sale pricing, modify the games themselves, or take other actions, which may further erode our profit margins, or otherwise adversely affect our results of operations and financial condition. In particular, we may need to expend considerable cost and effort in carrying out extensive research and development to assess the potential interest in a game, testing and launching new games, and to remain abreast with continually evolving technology and trends, as well as the success and popularity of Simplicity stream team’s casters, influencers and personalities among Simplicity Esports LLC’s dedicated fan base.

While we may incur significant expenditures of this nature, including in the future as we continue to expand our operations, there can be no assurance that any such expenditures or investments by us will yield expected or commensurate returns or results, within a reasonable or anticipated time, or at all.

The nature of our business exposes us to negative publicity or customer complaints, including in relation to, among other things, accidents, injuries or thefts at the Simplicity Esports Gaming Centers, or health and safety concerns arising from improper use of our game equipment or at our food and beverage venues.

Our business inherently exposes us to negative publicity or customer complaints as a result of accidents, injuries, or in extreme cases, deaths, arising from instances of air-borne, water-borne or food-borne contagion or illness, food contamination, spoilage, tampering, equipment failure, improper use of our equipment, fire, explosion, terrorist attacks or civil riots, and other safety or security issues, such as kidnapping, or associated risks arising from other actual or perceived non-compliance with safety, quality or service standards or norms in relation to the various game, entertainment and food and beverage attractions at the Simplicity Esports Gaming Centers. Even isolated or sporadic incidents or accidents may have a negative impact on our brand image and reputation, and the Simplicity Esports Gaming Centers’ or games’ or our own popularity with customers. The considerable expansion of social media in recent years has compounded the effect of any potential negative publicity.

We cannot guarantee that its employee training, internal controls and other precautions will be sufficient to prevent any such occurrence at the Simplicity Esports Gaming Centers, in relation to our Simplicity global virtual reality gaming and fully integrated esports platform, or to control or mitigate any negative consequences. In addition, we or our franchisees rely on third-party security and housekeeping staff for certain non-core functions, as well as certain technology vendors and partners. Although we monitors vendors and partners and, in certain cases, may have a contractual indemnity or recourse in case of any default on their part, our ability to assure a safe and satisfactory experience to our customers is necessarily limited to the extent of our or our franchisees’, dependence on third parties, from time to time. Moreover, we may not be able to distance or insulate ourselves from any adverse publicity or reputational damage arising from any act, omission or negligence on the part of a vendor or other third party, which may negatively affect a customer’s experience at any of the Simplicity Esports Gaming Centers.

We or our franchisees may not be able to operate in the United States, or obtain and maintain licenses and permits necessary for such operation, in compliance with laws, regulations and other requirements, which could adversely affect our business, results of operations or financial condition.

Each Simplicity Esports Gaming Center will be subject to licensing and regulation by alcoholic beverage control, amusement, health, sanitation, safety, building code and fire agencies in the country, state, county and/or municipality in which the Simplicity Esports Gaming Center is located. In the United States, each Simplicity Esports Gaming Center with a restaurant or bar will be required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In some states, the loss of a license for cause with respect to one Simplicity Esports Gaming Center may lead to the loss of licenses at all Simplicity Esports Gaming Centers in that state and could make it more difficult to obtain additional licenses in that state. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each Simplicity Esports Gaming Center, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling and storage and dispensing of alcoholic beverages. Our failure or a failure by a franchisee in obtaining and maintaining the required licenses, permits and approvals at any one Simplicity Esports Gaming Center could impact the continuing operations of existing Simplicity Esports Gaming Centers, or delay or prevent the opening of new Simplicity Esports Gaming Centers. Although we do not anticipate any material difficulties occurring in the future, the failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on operations and our ability to obtain such a license or permit in other locations.

As a result of operating certain entertainment games and attractions, including skill-based games that offer redemption prizes, the Simplicity Esports Gaming Centers in the United States are subject to amusement licensing and regulation by the countries, states, provinces, counties and municipalities in which our Simplicity Esports Gaming Centers are located. These laws and regulations can vary significantly by country, state, province, county, and municipality and, in some jurisdictions, may require us to modify our business operations or alter the mix of redemption games and simulators we offer. Moreover, as more states in the United States and local communities implement legalized gambling, the laws and corresponding enabling regulations may also be applicable to our redemption games and regulators may create new licensing requirements, taxes or fees, or restrictions on the various types of redemption games we offer. Furthermore, other states, provinces, counties and municipalities may make changes to existing laws to further regulate legalized gaming and illegal gambling. Adoption of these laws, or adverse interpretation of existing laws, after we have established a Simplicity Esports Gaming Center in the jurisdiction could require the existing center in these jurisdictions to alter the mix of games, modify certain games, change the mix of prizes that we may offer or terminate the use of specific games, any of which could adversely affect our operations.

We are also subject to laws and regulations governing our relationship with our employees, including those related to minimum wage requirements, exempt status, overtime, health insurance mandates, working and safety conditions, immigration status requirements, child labor, and non-discrimination. Additionally, changes in federal labor laws, including card verification regulations, could result in portions of our workforce being subjected to greater organized labor influence, which could result in an increase to our labor costs. A significant portion of Simplicity Esports Gaming Center personnel will be paid at minimum wage rates established by federal, state and municipal law. Increases in the minimum wage result in higher labor costs, which may be only partially offset by price increases and operational efficiencies.

We are also subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state laws require that we furnish a franchise disclosure document containing certain information to prospective franchisees, and a number of states require registration of the franchise disclosure document with state authorities. State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. We shall endeavor to make sure that any franchise disclosure document we provide, together with any applicable state versions or supplements, and franchising procedures, comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises.

If we and our franchisees fail to comply with such laws and regulations, we may be subject to various sanctions and/or penalties and fines or may be required to cease operations until we achieve compliance, which could have an adverse effect on our business and our financial results.

Our growth through franchising may not occur as rapidly as we currently anticipate and may be subject to additional risks.

As part of our growth strategy, we will continue to seek franchisees to operate Simplicity Esports Gaming Centers in certain strategic domestic locations or venues. We believe that our ability to recruit, retain and contract with qualified franchisees will be increasingly important to our operations as we expand. Our franchisees are dependent upon the availability of adequate sources of financing in order to meet their development obligations. Such financing may not be available to our franchisees, or only available upon disadvantageous terms. Our franchise strategy may not enhance our results of operations.

Expanding through franchising exposes our business and brand to risks because the quality of the franchised operations will be beyond our immediate control, including risks associated with our confidential information, intellectual properties (including trademarks) and brand reputation. Even if we have contractual remedies to cause franchisees to maintain operational standards, enforcing those remedies may require litigation and therefore our image and reputation may suffer, unless and until such litigation is successfully concluded.

We could face liability from or as a result of our franchisees.

Various state and federal laws will govern the relationship between us and our franchisees and the potential sale of a franchise. If we fail to comply with these laws, we could be liable for damages to franchisees and fines or other penalties. A franchisee or government agency may bring legal action against us based on the franchisee/franchisor relationship. Also, under the franchise business model, we may face claims and liabilities based on vicarious liability, joint-employer liability, or other theories or liabilities. Such legal actions could result in expensive litigation with our franchisees or government agencies that could adversely affect both our profit and our important relations with our franchisees. In addition, regulatory or legal developments could result in changes to laws or the franchisor/franchisee relationship that could negatively impact the franchise business model and, accordingly, our profit.

We may not be able to compete favorably in the highly competitive out-of-home and home-based entertainment market in the United States, which could have a material adverse effect on our business, results of operations or financial condition.

The out-of-home entertainment market in the United States is highly competitive. Simplicity Esports Gaming Centers that we or our franchisees operate will compete for customers’ discretionary entertainment dollars with providers of out-of-home entertainment, including localized attraction facilities such as movie theatres, sporting events, bowling alleys, sports activity centers, arcades and entertainment centers, nightclubs and restaurants as well as theme parks. Many of the entities operating these businesses are larger and have significantly greater financial resources, a greater number of locations, have been in business longer, have greater name and brand recognition and are better established in the local markets where Simplicity Esports Gaming Centers are planned to be located. As a result, they may be able to invest greater resources than we can in attracting customers and succeed in attracting customers who would otherwise come to the Simplicity Esports Gaming Centers we or our franchisees operate. In the United States, the legalization of casino gambling in geographic areas near any future Simplicity Esports Gaming Center would create the possibility for adult entertainment alternatives, which could have a material adverse effect on our business and financial condition. We will also face competition from local, regional and national establishments that offer entertainment experiences similar to us. Simplicity Esports Gaming Centers we or our franchisees operate will also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie streaming and delivery. If we fail to compete favorably in the competitive out-of-home and home-based entertainment markets it could have a material adverse effect on our business, results of operations and financial condition.

Our senior management team has limited experience in establishing, operating, licensing rights to and franchising entertainment centers and related products.

The members of our senior management team have extensive backgrounds in finance and the management of financial services businesses, however, they have limited prior experience in establishing, operating, licensing rights to and franchising entertainment centers. We will need to expand our management team, to include individuals with expertise in establishing and operating entertainment centers as well as individuals with expertise in product licensing and franchise operations. If we are unable to recruit professionals with acceptable backgrounds in establishing and operating entertainment centers and with backgrounds in product licensing and financing, we may not be able to pursue our growth strategy which could have a material adverse effect on our business and results of operations.

Our success depends upon our ability to recruit and retain qualified management and operating personnel at Simplicity Esports Gaming Centers.

We and our franchisees must attract, retain and motivate a sufficient number of qualified management and operating personnel in order to maintain consistency in our service, hospitality, quality and atmosphere of our Simplicity Esports Gaming Centers. Qualified management and operating personnel are typically in high demand. If we and our franchisees are unable to attract and retain a satisfactory number of qualified management and operating personnel, labor shortages could delay the planned openings of new Simplicity Esports Gaming Centers which could have a material adverse effect on our business and results of operations.

Our business and operations are subject to various risks relating to the acquisitions of target companies. Our inability to complete and successfully integrate the future acquisition targets may affect our growth strategy, market share, profitability or competitive position.

We plan to expand through future acquisitions of companies along with organic growth. There can be no assurance that we will be able to successfully integrate the acquired businesses into our existing operations as planned. We may be adversely impacted by liabilities that we assume from these acquisitions, including known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients, or other third parties, and we may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to the acquisitions, which could result in unexpected legal or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes, or other adverse effects on our business.

Our insurance coverage may not adequately protect us against all future risks, which may adversely affect our business and prospects.

We maintain insurance coverage, including for fire, acts of god and perils, terrorism, burglary, money, loss of profit, fidelity guarantee, fixed glass and sanitary fitting, electronic equipment, machinery breakdown, portable equipment, sign boards, commercial general liability, marine transit, and directors’ and officers’ liability insurance, as well as employee health and medical insurance, with standard exclusions in each instance. While we maintain insurance in amounts that we consider reasonably sufficient for a business of our nature and scale, with insurers that we consider reliable and credit worthy, we may face losses and liabilities that are uninsurable by their nature, or that are not covered, fully or at all, under our existing insurance policies. Moreover, coverage under such insurance policies would generally be subject to certain standard or negotiated exclusions or qualifications and, therefore, any future insurance claims by us may not be honored by our insurers in full, or at all. In addition, our premium payments under our insurance policies may require a significant investment by us.

To the extent that we suffers loss or damage for which we did not obtain insurance, that is not covered by insurance or that exceeds our insurance coverage, the loss will have to be borne by us and our business, cash flow, financial condition, results of operations and prospects may be adversely affected.

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

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

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

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may require substantial financial and management resources.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended May 31, 2019. As long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.

Provisions in our third amended and restated certificate of incorporation, as amended, and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Common Stock and could entrench management.

Our third amended and restated certificate of incorporation, as amended, contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If we fail to keep pace with changing industry technology and consumer preferences, we will be at a competitive disadvantage.

The Simplicity products and services compete within industries that are characterized by swiftly changing technology, evolving industry standards, frequent new and enhanced product introductions, rapidly changing consumer preferences and product obsolescence. In order to continue to compete effectively, we need to respond quickly to technological changes and to understand their impact on customers’ preferences. We may take significant time and resources to respond to these technological changes and changes in consumer preferences. Our business and results of operations may be negatively impacted if our products and services fail to keep pace with these changes.

A failure or unanticipated delay in securing any necessary or desired certification for Simplicity Esports LLC’s products from government or regulatory organizations could impair distribution of Simplicity Esports LLC’s products and materially and adversely affect our results of operations and financial condition.

In order for certain Simplicity Esports LLC’s products to be commercially distributed for use in certain target markets, they must first be certified by certain government or regulatory organizations, such as the Underwriters Laboratory (UL) in the U.S. and the Technischer Überwachungs-Verein (TÜV) and Conforme Européene (CE) in Europe. A failure or unanticipated delay in securing any necessary or desired certification for the Simplicity Esports LLC’s products could impair sales of Simplicity Esports LLC’s products and materially and adversely affect our business, results of operations and financial condition.

Various product safety laws and governmental regulations applicable to the distributor of Simplicity Esports LLC’s products may adversely affect our business, results of operations and financial condition.

Our distribution of Simplicity Esports LLC’s products will be subject to numerous federal, state, provincial, local and foreign laws and regulations, including laws and regulations with respect to product safety, including regulations enforced by the United States Consumer Products Safety Commission. We and our franchisees could incur costs in complying with these regulations and, if they fail to comply, could incur significant penalties. A failure to comply with applicable laws and regulations, or concerns about product safety, may also lead to a recall or post-manufacture repair of selected Simplicity Esports LLC’s products, resulting in the rejection of the products by our franchisees, lost sales, increased customer service and support costs, and costly litigation.

Risks Relating to Our Esports Business

Our esports business faces intense and wide-ranging competition, which may have a material negative effect on our business and results of operations.

The success of an esports business, like the esports business of Simplicity Esports LLC, is dependent upon the performance and/or popularity of its teams. Simplicity Esports LLC’s teams compete, in varying respects and degrees, with other live sporting events, and with sporting events delivered over television networks, radio, the Internet and online services, mobile applications and other alternative sources. For example, our esports teams compete for attendance, viewership and advertising with a wide range of alternatives available in major metropolitan areas. During some or all of the esports season, our teams face competition, in varying respects and degrees, from professional and collegiate basketball, hockey, baseball, football, and soccer, among others.

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

Our businesses are substantially dependent on the continued popularity and/or competitive success of Simplicity Esports LLC’s teams, which cannot be assured.

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

We may encounter difficulties in integrating Simplicity Esports LLC’s esports businesses or otherwise realizing the anticipated benefits of the transaction.

As part of our business strategy, from time to time, we acquire, make investments in, or enter into strategic alliances and joint ventures with, complementary businesses, such as the acquisition of the Simplicity esports business. The acquisition of Simplicity Esports LLC involves significant risks and uncertainties, including: (i) the potential for Simplicity Esports LLC’s business to underperform relative to our expectations and the acquisition price, (ii) the potential for Simplicity Esports LLC’s business to cause our financial results to differ from expectations in any given period, or over the longer-term, (iii) unexpected tax consequences from the acquisition, or the tax treatment of Simplicity Esports LLC’s business’s operations going forward, giving rise to incremental tax liabilities that are difficult to predict, (iv) difficulty in integrating Simplicity Esports LLC’s business, its operations and its employees in an efficient and effective manner, (v) any unknown liabilities or internal control deficiencies assumed as part of the acquisition, and (vi) the potential loss of key employees of Simplicity Esports LLC’s businesses. Further, the transaction may involve the risk that our senior management’s attention will be excessively diverted from our other operations, the risk that the gaming industry does not evolve as anticipated and that any intellectual property or personnel skills acquired do not prove to be those needed for our future success, and the risk that our strategic objectives, cost savings or other anticipated benefits are otherwise not achieved.

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

Risks Related to Smaaash Private

Smaaash Private has significant indebtedness and the imposition of certain restrictive covenants in Smaaash Private debt financing arrangements may increase Smaaash Private’s susceptibility to interest rate fluctuations, adversely impact Smaaash Private’s financial condition and results of operations, as well as restrict Smaaash Private’s operational flexibility.

As on December 31, 2017, Smaaash Private’s outstanding indebtedness on a consolidated basis aggregated to $44.10 million, including $44.05 million of secured debt and $0.05 million of unsecured debt, Smaaash Private may incur additional indebtedness in the future.

Smaaash Private’s significant indebtedness and the imposition of certain restrictive covenants in Smaaash Private’s debt financing arrangements may increase Smaaash Private’s susceptibility to interest rate fluctuations, adversely impact Smaaash Private’s financial condition and results of operations, as well as restricting Smaaash Private’s operational flexibility.

The possible implications of Smaaash Private’s significant indebtedness may include, but are not limited to, the following:

–	a portion of Smaaash Private’s cash flows may be used towards repayment of Smaaash Private’s existing debt, which will reduce the availability of cash to fund Smaaash Private’s working capital requirements, capital expenditures, planned expansions or acquisitions or other strategic objectives, and general corporate purposes;

–	Smaaash Private’s ability to obtain additional funding in the future at reasonable, or less restrictive, terms may be restricted;

–	fluctuations in market interest rates may affect the cost of Smaaash Private’s borrowings, as Smaaash Private’s loans are, currently as well as typically, at variable interest rates;

–	Smaaash Private’s ability to declare dividends, while any actual payments are due under the terms of Smaaash Private’s borrowings;

–	Smaaash Private may be more vulnerable to economic downturns;

–	Smaaash Private’s ability to withstand competitive pressures may be limited;

–	Smaaash Private may have reduced operational flexibility in responding to business, regulatory and economic conditions and developments; and

–	Smaaash Private’s requirement to obtain lenders’ consents for various activities, including, but not limited to, any change in control or ownership of Smaaash Private.

Smaaash Private is continually expanding and so may need to continually raise capital. If Smaaash Private is unable to raise capital on commercially favorable terms, including due to Smaaash Private’s high debt-equity ratio, Smaaash Private’s growth trajectory might be affected.

Smaaash Private is in the process of expansion and may need additional capital despite the fact that it has a significant portion of debt on its books. Due, in part, to Smaaash Private’s significant debt there are various reasons for it not being able to raise capital on commercially favorable terms including, but not limited to (i) high debt to equity ratio, (ii) trends in global capital and credit markets, and (iii) existing debt terms. Smaaash Private’s inability to maintain or obtain sufficient cash flow, credit facilities and other sources of funds, in a timely manner, or at all, to meet Smaaash Private’s expansion strategy requirements could adversely affect Smaaash Private’s growth trajectory.

The high fixed cost structure of Smaaash Private’s operations can result in significantly lower margins if Smaaash Private’s revenues should decline, which may adversely affect Smaaash Private’s business, financial condition, results of operations and prospects.

Smaaash Private’s total aggregate expenditure was $18.9 million for fiscal year 2017, the most recent year for which data is available to us. A large proportion of Smaaash Private’s expenses are fixed expenses, including the cost of full-time employees, fixed rentals, interest costs, security and insurance, which do not vary significantly with retail traffic at Smaaash Centers. These expenses may continue to increase, in the aggregate, from year to year, particularly as Smaaash Private continue to expand its network of Smaaash Centers in the future. In the event that Smaaash Private’s expenses increase at a faster rate than Smaaash Private’s revenues and if Smaaash Private is unable to rationalize Smaaash Private’s costs or realize efficiencies of scale, Smaaash Private may not be able to pass on such costs to Smaaash Private’s customers or offset its expenses. In such case, Smaaash Private may experience a decline in its profit margins and, in general, an adverse impact on its business, financial condition, results of operations and prospects.

Smaaash Private has significant capital expenditure requirements, and inability to raise adequate financing on commercially acceptable terms may limit Smaaash Private’s strategic initiatives and growth prospects.

Smaaash Private’s business is inherently capital intensive. Smaaash Private’s total capital expenditure was $19.23 million in fiscal year 2017, the most recent year for which data is available to us. Smaaash Private is required to undertake capital investments on a regular basis, to introduce new games and entertainment options, or to improve existing games and entertainment options and, particularly, when Smaaash Private opens new Smaaash Centers. In addition, Smaaash Private must incur expenditures to maintain and improve supporting or complementary infrastructure and services at Smaaash Centers, including Smaaash Private’s food and beverage venues, parking and other facilities. The actual amounts and timing of Smaaash Private’s future capital expenditure may differ from Smaaash Private’s estimates, from time to time, including on account of, among other things, availability of land for future expansion, interest rates, future cash flows being less than Smaaash Private had estimated, fluctuations in currency exchange rates or commodity prices, unforeseen delays or cost overruns on Smaaash Private’s part or on the part of any of Smaaash Private’s equipment or technology supply or other vendors or partners, technological advances, design changes, inability to obtain or delay in obtaining requisite regulatory approvals or third party consents such as from lenders or lessors or others, unanticipated expenses, delays in Smaaash Private’s payments from corporate customers in Smaaash Private’s product sales business or issues with the credit worthiness of such customers, general economic conditions, market developments and new opportunities or challenges in the industry, or in the geographies in which Smaaash Private operate. Smaaash Private’s capital expenditures and investments may rise in the future, given Smaaash Private’s expansion plans as well as the scope of Smaaash Private’s existing operations. The financing required by Smaaash Private for such capital expenditures and investments may not be available to it on commercially acceptable terms or at all, or Smaaash Private’s ability to seek additional financing in the future may be restricted due to the terms of Smaaash Private’s existing or future borrowings, or regulatory constraints on equity or debt capital raising, or a range of macroeconomic factors, including interest rates.

Smaaash Private’s inability to raise adequate financing on commercially acceptable terms, or at all, in the future may limit Smaaash Private’s strategic initiatives and growth prospects. In addition, there can be no assurance that Smaaash Private’s capital investment will yield the planned returns at any time in the future, at expected rates, or at all. In any such event, Smaaash Private’s business, financial condition, results of operations and prospects may be adversely affected.

Smaaash Private, as well as its affiliated companies, have unsecured borrowings from time to time, which may be repayable on demand, including on the occurrence of an event of default in the terms of such financing agreements. Any unexpected calls for repayment of a significant amount of such borrowings may impact Smaaash Private’s ability to manage its debt service obligations.

Smaaash Private, as well as Smaaash Private’s affiliates, have unsecured borrowings from time to time, which may be repayable on demand, including on the occurrence of an actual or alleged event of default. Any unexpected calls for repayment of a significant amount of such borrowings may impact Smaaash Private’s ability to manage its debt service obligations. Any failure to service such indebtedness or comply with any obligations under such financing agreements may cause it to incur penalty interest or may result in the termination of one or more of Smaaash Private’s credit facilities or acceleration or cross-acceleration of payments under such credit facilities, as well as the declaration of an event of default or cross-default, which may adversely affect Smaaash Private’s business, financial condition, results of operation and prospects.

Smaaash Private has a relatively limited operating history and may not be able to sustain Smaaash Private’s growth levels in the future.

Smaaash Private commenced commercial operations at Smaaash Private’s first Smaaash Center in Mumbai in November 2012, and all of Smaaash Private’s other Smaaash Centers have commenced commercial operations within the last three fiscal years. Smaaash Private’s first international Smaaash Center, in the Mall of America, in Minnesota, U.S.A. was opened in December 2016. Consequently, Smaaash Private currently has relatively limited operating experience, particularly, overseas, and may encounter challenges in further expansion, including its proposed overseas expansion.

Consequently, it may be difficult to evaluate Smaaash Private’s past performance and prospects. Smaaash Private may not be able to sustain any historical growth rates in the future, and may not be able to leverage its experience in its existing markets in order to grow Smaaash Private’s business in new markets.

Smaaash Private has entered, and may continue to enter, into certain related party transactions. There can be no assurance that Smaaash Private could not have achieved more favorable terms, if such transactions had not been entered into with related parties, or that Smaaash Private will be able to maintain existing terms in the future, where the terms are or may be more favorable than if the transactions had not been entered into with related parties.

Smaaash Private has entered into various transactions with related parties. While Smaaash Private believes that all such transactions have been conducted on an arm’s length basis and contain commercially reasonable terms, Smaaash Private may have been able to achieve more favorable terms had such transactions been entered into with unrelated parties. It is also likely that Smaaash Private may enter into related party transactions in the future. Although all material related party transactions that Smaaash Private may enter into, will be subject to board or shareholder approval, as necessary under the Companies Act 2013, there can be no assurance that such transactions, individually or in the aggregate, will not have an adverse effect on Smaaash Private’s financial condition and results of operations or that Smaaash Private could not have achieved more favorable terms if such transactions had not been entered into with related parties. Such related party transactions may potentially involve conflicts of interest.

Such transactions, individually or in the aggregate, may not always be in the best interests of Smaaash Private’s minority shareholders and will not have an adverse effect on Smaaash Private’s business, results of operations, financial condition and cash flows

Since a majority of Smaaash Private’s directors, officers and assets reside or are located outside of the United States, we may have difficulty enforcing judgments against Smaaash Private, its directors and officers.

Smaaash Private is incorporated under the laws of India. Further, Smaaash Private conducts substantially all of its operations in India. The majority of its directors and officers, reside outside the United States, and a majority of Smaaash Private’s assets and some or all of the assets of such persons are located outside the United States. As a result, it may be difficult or impossible to effect service of process within the United States upon Smaaash Private or those persons, or to recover against Smaaash Private or those persons on judgments of United States courts, including judgments predicated upon the civil liability provisions of the United States federal securities laws. An award of punitive damages by a United States courts based upon United States federal securities laws is likely to be construed by Indian courts to be penal in nature and therefore unenforceable in India. Further, no claim may be brought in India against Smaaash Private or its directors and officers in the first instance for a violation of United States federal securities laws because these laws have no extraterritorial application under Indian law and are not enforceable in India. However, an Indian court may impose civil liability, including the possibility of monetary damages, on Smaaash Private or its directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Indian law. Moreover, it is unlikely that a courts in India would award damages on the same basis as a foreign courts if an action were brought in India or that the Indian courts would enforce foreign judgments if it viewed the amount of damages as excessive or inconsistent with Indian practice or public policy.

The courts of India will not automatically enforce judgments of United States courts obtained in actions against Smaaash Private or its directors and officers, predicated upon the civil liability provisions of the United States federal securities laws, or entertain actions brought in India against Smaaash Private or such persons predicated solely upon United States federal securities laws. Further, the United States has not been declared by the Government of India to be a reciprocating territory for the purposes of enforcement of foreign judgments, and there are grounds upon which Indian courts may decline to enforce the judgments of United States courts. Some remedies available under the laws of United States jurisdictions, including remedies available under the United States federal securities laws, may not be allowed in Indian courts if contrary to public policy in India. Because judgments of United States courts are not automatically enforceable in India, it may be difficult for you to recover against Smaaash Private or its directors and officers or some experts named in this proxy statement/prospectus based upon such judgments. In India, prior approval of the RBI is required in order to repatriate any amount recovered pursuant to such judgments. See “Enforceability of Civil Liabilities.”

Risks Related to Our Ownership of Smaaash Private’s Share Equity

Smaaash Private’s principal stockholders and management own a significant percentage of its share equity stock and will be able to exert significant control over matters subject to shareholder approval.

Shripal Morakhia and AHA Holdings Private Limited, his affiliated entity, and FW Metis, Smaaash Private’s principal shareholders, beneficially own approximately 24.34% and 21.23%, respectively, of Smaaash Private’s share equity after the Transactions. Accordingly, these shareholders have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of its assets or any other significant corporate transaction. The interests of these shareholders may not be the same as or may even conflict with Smaaash Private’s interests. The concentration in ownership may have the effect of delaying, preventing or deterring a change in control of Smaaash Private and deprive Smaaash Private’s shareholders of an opportunity to receive a premium for their equity shares as part of a sale of Smaaash Private.

There is currently no trading market for Smaaash’s equity shares and liquidity of the equity shares is limited.

Smaaash’s equity shares of are not registered under the securities laws of India, the United States or any state or other jurisdiction, and accordingly there is no public trading market for the equity shares that we received in the Transaction and no public trading market is expected to develop in the foreseeable future. Therefore, we may not be able to readily sell or transfer the Smaaash Private equity shares that we own.

Risk Factors Relating to Our Securities and Capital Structure

We have not paid dividends on our Common Stock in the past and do not expect to pay dividends on our Common Stock in the future. Any return on investment in our common stock may be limited to the value of our Common Stock.

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends on our Common Stock in the foreseeable future. The payment of dividends on our Common Stock would depend on earnings, financial condition, and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends on our Common Stock, our Common Stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock and/or warrants.

Our Common Stock and Public Warrants are quoted on the OTCQB tier of the OTC Markets Group, Inc. (“OTC Markets”). Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq Capital Market or a stock exchange like the NYSE American. These factors may result in investors having difficulty reselling any shares of our common stock.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our Common Stock and Public Warrants have been volatile in the past and the market price of our Common Stock and Public Warrants and Private Placement Warrants are likely to be highly volatile in the future. You may not be able to resell shares of our Common Stock and/or Private Placement Warrants following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of common stock;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our Common Stock and/or Private Placement Warrants. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock and/or Private Placement Warrants, regardless of our actual operating performance.

If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on the Company. If no securities or industry analysts commence coverage of the Company, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the Company change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Our common stock has in the past been a “penny stock” under SEC rules, and our warrants may be subject to the “penny stock” rules. It may be more difficult to resell securities classified as “penny stock.”

In the past, our common stock was a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we successfully list our common stock and our warrants on a national stock exchange, or maintain a per-share price above $5.00, these rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

However, investors who have signed arbitration agreements may have to pursue their claims through arbitration.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock or our Private Placement Warrants and may affect your ability to resell our common stock and our Private Placement Warrants.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock or our Private Placement Warrants will not be classified as a “penny stock” in the future.

A sale of a substantial number of shares of our Common Stock may cause the price of the Common Stock to decline.

If our stockholders sell substantial amounts of our Common Stock in the public market, the market price of our Common Stock could fall. These sales also may make it more difficult for us to sell our equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. This risk is significant because of concentrated positions of our Common Stock held by a small group of investors.

Because certain of our stockholders control a significant number of shares of our Common Stock, they may have effective control over actions requiring stockholder approval.

Our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 59.2% of our outstanding shares of Common Stock. Accordingly, our executive officers, directors and principal stockholders, and their respective affiliates, will have significant influence on the ability to control the Company and the outcome of issues submitted to our stockholders.

If the benefits of any proposed acquisition of do not meet the expectations of investors, stockholders or financial analysts, the market price of our Common Stock may decline.

If the benefits of any proposed acquisition of do not meet the expectations of investors or securities analysts, the market price of our Common Stock prior to the closing of the proposed acquisition may decline. The market values of our Common Stock at the time of the proposed acquisition may vary significantly from their prices on the date the acquisition target was identified.

In addition, broad market and industry factors may materially harm the market price of our Common Stock irrespective of our operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to our previously filed financial statements, which could cause our stock price to decline.

We prepare our consolidated financial statements in accordance with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results.

Being a public company results in additional expenses, diverts management’s attention and could also adversely affect our ability to attract and retain qualified directors.

As a public reporting company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements generate significant accounting, legal and financial compliance costs and make some activities more difficult, time consuming or costly and may place significant strain on our personnel and resources. The Exchange Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.

As a result, management’s attention may be diverted from other business concerns, which could have an adverse and even material effect on our business, financial condition and results of operations. These rules and regulations may also make it more difficult and expensive for us to obtain director and officer liability insurance. If we are unable to obtain appropriate director and officer insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, could be adversely impacted.

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

As a public reporting company with less than $1,070,000,000 in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

●	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

●	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

●	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”); and

●	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to provide a pay-for-performance graph or Chief Executive Officer pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, as amended (the “Securities Act”), or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1,070,000,000 in annual revenues, have more than $700 million in market value of our Common Stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period. Further, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $75 million as of the last business day of our most recently completed second fiscal quarter.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until year-end 2017. However, as an emerging growth company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the end of the fiscal year for which our second annual report is due or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be negatively affected, and we could become subject to investigations by the Financial Industry Regulatory Agency, the SEC or other regulatory authorities, which could require additional financial and management resources.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Company’s certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	controlling the procedures for the conduct and scheduling of stockholder meetings;

●	providing that directors may be removed prior to the expiration of their terms by stockholders only for cause; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

These provisions, alone or together, could delay hostile takeovers and changes in control of the Company or changes in our board of directors and management.

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our security holders to receive a premium for their securities and could also affect the price that some investors are willing to pay for our securities.

In the event that our common stock price does not exceed the exercise price of the Private Placement Warrants during the period when the Private Placement Warrants are exercisable, the Private Placement Warrants may not have any value.

The warrants will be immediately exercisable and expire on the fifth anniversary of the date of issuance. The Private Placement Warrants will have an initial exercise price per share equal to $11.50. In the event that our common stock price does not exceed the exercise price of the Private Placement Warrants during the period when the Private Placement Warrants are exercisable, the Private Placement Warrants may not have any value.

There is no established trading market for the Private Placement Warrants and the market for the Private Placement Warrants may be highly volatile or may decline regardless of our operating performance. We do not intend to list the Private Placement Warrants, nor do we expect the Private Placement Warrants to be quoted, on any securities exchange.

There must be a current registration statement in order for you to exercise the Private Placement Warrants.

Holders of Private Placement Warrants will be able to exercise the Private Placement Warrants only if a current registration statement relating to the common stock underlying the Private Placement Warrants is then in effect. Although we will attempt to maintain the effectiveness of a current registration statement covering the common stock underlying the Private Placement Warrants, there can be no assurance that we will be able to do so. If the registration statement covering the shares issuable upon exercise of the Private Placement Warrants is no longer effective, the Private Placement Warrants may only be exercised on a “cashless” basis and will be issued with restrictive legends unless such shares are eligible for sale under Rule 144 of the Securities Act of 1933, as amended.

Holders of our Private Placement Warrants will have no rights as a common stockholder until they acquire our common stock.

Until you acquire shares of our common stock upon exercise of your Private Placement Warrants, you will have no rights with respect to our common stock. Upon exercise of your Private Placement Warrants, you will be entitled to exercise the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease approximately 250 rentable square feet of office space from an unaffiliated third party for our corporate office located at 7000 W. Palmetto Park Road, Suite 505, Boca Raton, Florida 33433. This lease expires on June 1, 2022. Terms of the office lease provide for a base rent payment of $800 per month. We also lease approximately 1,200 rentable square feet of retail space from an unaffiliated third party for our Boca Raton Esports Gaming Center. This lease expires in 2024. Terms of the office lease provide for a base rent payment of $2,200 per month and a share of the buildings operating expenses such as taxes and maintenance of $760 per month. We believe that these facilities are adequate for our current and near-term future needs.

Item 3.	Legal Proceedings

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Securities

Our Common Stock and Public Warrants are currently quoted on the OTCQB under the symbols “WINR” and “WINRW”, respectively. On October 9, 2017, our Common Stock and Public Warrants commenced public trading on the NASDAQ Capital Market under the symbols “IAM” and “IAMXW”, respectively. On November 20, 2018, we changed the symbols of our Common Stock and Public Warrants to “SMSH” and “SMSHW”, respectively, in conjunction with our name change from “I-AM Capital Acquisition Company” to “Smaaash Entertainment, Inc.” On January 10, 2019, we changed the symbols of our Common Stock and Public Warrants to “WINR” and “WINRW”, respectively, in conjunction with our name change from “Smaaash Entertainment, Inc.” to “Simplicity Esports and Gaming Company.” However, on January 25, 2019, the NASDAQ suspended our Common Stock and Public Warrants from trading on the NASDAQ Capital Market and the OTCQB commenced the quotation of our Common Stock and Public Warrants. On April 2, 2019, the NASDAQ Capital Market filed a Form 25 for our Common Stock and Public Warrants, which became effective ten days thereafter.

The following table includes the high and low bids for our Common Stock and Public Warrants for the periods presented, since the consummation of our IPO on August 22, 2017.

	Common Stock (1)			Public Warrants (2)
	High		Low	High	Low
Fiscal Year 2019
March 1 to July 10, 2019		$2.20	0.56	0.70	0.04
December 1, 2018 to February 28, 2019		$6.62	1.23	0.52	0.06
September 1 to November 30, 2018		$11.05	3.15	0.46	0.17
June 1 to August 31, 2018		$11.05	9.86	0.50	0.20

Fiscal Year 2018
March 1 to May 31, 2018		$10.52	9.90	0.50	0.34
December 1, 2017 to February 28, 2018		$10.02	9.80	0.60	0.21
September 1 to November 30, 2017		$9.98	9.80	0.34	0.26
August 16 to August 31, 2017 (3)	$	N/A	N/A	N/A	N/A

(1)	Our Common Stock began separate trading on NASDAQ on October 9, 2017.

(2)	Our Public Warrants began separate trading on NASDAQ on October 9, 2017.

(3)	Our Common Stock and Public Warrants did not trade separately from the Public Units until October 9, 2017.

On August 26, 2019, the closing price of our Common Stock and Public Warrants were $2.38 and $0.30 respectively. As of August 26, 2019, we had 7,753,975 shares of Common Stock and 6,424,000 Public and Private Warrants issued and outstanding.

Holders

As of August 28, 2019, there were approximately 116 holders of record of our Common Stock and 59 holders of record of our Public Warrants.

Dividends

The Company has not paid any dividends on its Common Stock to date. It is the present intention of the Company to retain any earnings for use in its business operations and, accordingly, the Company does not anticipate the board of directors declaring any dividends in the foreseeable future on our Common Stock. Consequently, you will only realize an economic gain on your investment in our Common Stock if the price appreciates. You should not purchase our Common Stock expecting to receive cash dividends. Since we do not anticipate paying dividends, and if we are not successful in establishing an orderly public trading market for our shares, then you may not have any manner to liquidate or receive any payment on your investment. Therefore, our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we may not pay dividends in the foreseeable future, we may have trouble raising additional funds which could affect our ability to expand our business operations.

Recent Sales of Unregistered Securities

On July 30, 2019, in connection with the PLAYLive Merger, the Company issued 750,000 shares of the Company’s common stock as Merger Consideration. Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company by Section 4(a)(2) promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References herein to “we,” “us” or the “Company” refer to Simplicity Esports and Gaming Company, formerly known as Smaaash Entertainment Inc. and prior to that as I-AM Capital Acquisition Company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere herein.

Overview

We are a North American esports organization. We have implemented a unique approach to ensure the ultimate fan friendly experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Utilizing the vast resources from within the ownership group, we have already established an impressive management team and roster. Our management and players are well known influencers within the esports community and we plan to use their skill to create a seamless content creation pan to help gamers feel closer to our brand that any other in the scene. Our organization intends to take the opportunity to create a platform that will help grow the sports for generations of gamers.

For the fiscal years ended May 31, 2019 and 2018, we generated revenues of $37,995 and $0 and reported net losses of $3,565,272 and $8,862, respectively, and negative cash flow from operating activities of $1,395,256 and $470,153, respectively. We had an accumulated deficit of approximately $3,575,000. We anticipate that we will continue to report losses and negative cash flow. Our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings. See “Risk Factors” - We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.”

Consummation of Transactions with Smaaash Entertainment Private Limited

On November 20, 2018 (the “Closing Date”), the Company and Smaaash Entertainment Private Limited, a private limited company incorporated under the laws of India, consummated the transactions (the “Transactions” or the “Business Combination”) contemplated by the share subscription agreement (as amended, the “Subscription Agreement”), following the approval at the special meeting of the stockholders of the Company held on November 9, 2018 (the “Special Meeting”).

Pursuant to the Subscription Agreement, the purchase price of $150,000 was paid by the Company to Smaaash Private in exchange for 294,360 newly issued equity shares of Smaaash Private at the closing of the Transactions (the “Closing”).

In addition, AHA Holdings Private Limited (“AHA Holdings”) and Shripal Morakhia (together with AHA Holdings, the “Smaaash Founders”) agreed that within six months following the Closing Date, they would transfer all of their ownership interest in Smaaash Private (representing 33.6% of the share capital of Smaaash Private on a fully diluted basis as of June 22, 2018) (the “Additional Smaaash Shares”) to the Company in exchange for newly issued shares of our Common Stock (the “Transferred Company Shares”) in an amount which would enable the Smaaash Founders to retain their 33.6% ownership interest in Smaaash Private indirectly through their interest in the Company.

At the Closing, the Company issued an aggregate of 2,000,000 shares of its common stock to the Smaaash Founders as an upfront portion of the Transferred Company Shares (the “Upfront Company Shares”). In connection with the issuance of the Upfront Company Shares, the Company and the Smaaash Founders entered into an escrow agreement pursuant to which the Upfront Company Shares would be held in escrow and will be either, (i) if the Additional Smaaash Shares are not transferred in full to the Company within the designated six-month period, cancelled, or (ii) if the Additional Smaaash Shares are transferred in full to the Company within the designated six-month period, released from escrow and the number of Upfront Company Shares will be deducted from the Transferred Company Shares that will be issued to the Smaaash Founders upon the delivery of the Additional Smaaash Shares.

On November 16, 2018, Smaaash Private and the Smaaash Founders executed a letter of undertaking, pursuant to which they agreed to transfer 4,000,000 additional equity shares of Smaaash Private to the Company in consideration for 200,000 shares of our Common Stock, simultaneously with the issuance of the 300,000 equity shares of Smaaash Private to the Company on or prior to November 30, 2018, as permitted by the laws of India. Such additional shares of Smaaash Private have not yet been delivered to the Company.

In connection with the Closing, the Company changed its name from I-AM Capital Acquisition Company to Smaaash Entertainment Inc., changed its stock symbols for its Common Stock, Public Rights, and Public Warrants to “IAM,” “IAMXR” and “IAMXW,” respectively, and entered into a master franchise agreement (“Master Franchise Agreement”) and a master license and distribution agreement (“Master Distribution Agreement”) with Smaaash Private. Prior to the Closing, the Company was a shell company with no operations, formed as a vehicle to effect a business combination with one or more operating businesses. After the Closing, the Company’s primary assets consist of shares in Smaaash Private and the rights granted under the Master Franchise Agreement and the Master Distribution Agreement.

Pursuant to the terms of the escrow agreement, the Upfront Company Shares have been cancelled because the Additional Smaaash Shares were not transferred in full to the Company in the designated six-month period.

Following the January 2019 acquisition of Simplicity Esports LLC described below, we determined to shift our current primary focus to the Simplicity Esports LLC business. Accordingly, we do not anticipate generating any material revenues from Smaaash in 2019. The Master Franchise Agreement, as amended, and the Master Distribution Agreement continue in full force and effect, however, and we may now or in the future pursue Smaaash Private business opportunities.

Acquisition of Simplicity Esports, LLC

On January 4, 2019, the Company consummated the transactions contemplated by that certain share exchange agreement, dated December 21, 2018 (as amended by Amendment No. 1 to Share Exchange Agreement, dated December 28, 2018 and by Amendment No. 2 to Share Exchange Agreement, dated December 30, 2018, the “Share Exchange Agreement”) by and among the Company, Simplicity Esports, LLC, a Florida limited liability company (“Simplicity Esports LLC”), each of the equity holders of Simplicity Esports LLC (“Simplicity Owners”) and Jed Kaplan, in the capacity as the representative of the Simplicity Owners (the “Representative”). Pursuant to the Share Exchange Agreement the Simplicity Owners transferred all the issued and outstanding equity interests of Simplicity Esports LLC to the Company in exchange for newly issued shares of common stock of the Company (the “Acquisition”).

Background of Simplicity Esports, LLC

Founded in 2017, Simplicity Esports LLC is committed to growing and enhancing the Esports industry, fostering the development of amateurs to compete professionally, and partnering with established professional gamers to support their paths to greater success. Esports (also known as electronic sports, e-sports, or eSports) is a form of competition using video games. Most commonly, esports takes the form of organized, multiplayer video game competitions, particularly between professional players, individually or as teams. Our continued accomplishments in various games is a driving force behind the growth of our fan base including viewership of our content.

As of January 4, 2019, upon the completion of the acquisition of Simplicity Esports LLC, the business of Simplicity Esports LLC has now become the primary business of the Company. Simplicity Esports LLC is an established brand in the Esports industry with an engaged fan base competing in popular games across different genres, including Apex Legends, PUBG, Gears of War, SMITE, and NHL 19. The Simplicity Esports LLC stream team encompasses over 50 casters, influencers and personalities who connect to a dedicated fan base. Simplicity Esports LLC’s notoriety in the industry is evidenced by its audience that views millions of minutes of Simplicity Esports LLC content monthly, via various social media outlets including YouTube, Twitter and Twitch.

The acquisition of Simplicity Esports LLC creates a pure play esports team and entertainment platform opportunity, which we believe will increase shareholder value and boost our growth strategy as we endeavor the build out of our brick and mortar esports centers. Through Simplicity Esports LLC, the Company has begun to implement a unique approach to ensure the ultimate fan friendly esports experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community and we plan to use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry. Simplicity Esports LLC has opened and is operating two corporate-owned retail esports gaming centers (“Simplicity Esports Gaming Centers”). Simplicity Esports LLC plans to franchise Simplicity Esports Gaming Centers that will provide the public an opportunity to experience and enjoy gaming and Esports in a social setting, regardless of skill or experience.

PLAYLive Nation Merger

On July 25, 2019, the Company entered an Agreement and Plan of Merger (the “Merger Agreement”) with Esports Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), PLAYLive Nation, Inc. (“PLAYLive”), Duncan Wood, Robert J. Steinberger, Eric J. Charneski, Jordan C. Jenson, and Alec T. Carpenter (collectively, Messrs. Wood, Steinberger, Charneski, Jenson and Carpenter are referred to herein as the “PLAYLive Stockholders”), and Mr. Wood in his capacity as representative of the Stockholders (the “Stockholder Representative”), pursuant to which the Company agreed to acquire 100% of the issued and outstanding common stock of PLAYLive by way of a merger (the “PLAYLive Merger”) pursuant to which Merger Sub merged with and into PLAYLive, with PLAYLive surviving the Merger and continuing as a wholly owned subsidiary of the Company, in exchange for 750,000 shares of the Company’s common stock (the “Merger Consideration”). The PLAYLive Merger closed on July 30, 2019.

The name of the surviving corporation remained “PLAYLive Nation, Inc.,” the Certificate of Incorporation of the surviving corporation is the certificate of incorporation of PLAYLive, and the bylaws of the surviving corporation are the bylaws of PLAYLive. The directors and officers of Merger Sub immediately prior to the effective time of the PLAYLive Merger became the directors and officers, respectively, of PLAYLive.

At the effective time of the PLAYLive Merger, by virtue of the PLAYLive Merger and without any action on the part of Merger Sub, PLAYLive or the holders of shares of PLAYLive common stock, each share of PLAYLive common stock issued and outstanding immediately prior to the effective time of the PLAYLive Merger, upon the terms and subject to the conditions set forth in the Merger Agreement was cancelled and extinguished and was converted automatically into the right to receive the per share Merger Consideration upon surrender of the certificate representing such shares of PLAYLive common stock as provided in the Merger Agreement. Each share of common stock of Merger Sub issued and outstanding immediately prior to the effective time of the Merger was converted into and exchanged for one validly issued, fully paid and nonassessable share of common stock of PLAYLive. Each stock certificate of Merger Sub evidencing ownership of any such shares continues to evidence ownership of such shares of capital stock of PLAYLive.

Promptly following the effective time of the PLAYLive Merger, the Company made available for exchange in accordance with the terms of the Merger Agreement that portion of the Merger Consideration issuable pursuant to the Merger Agreement in exchange for outstanding PLAYLive common stock, provided, however, that the Company deposited into escrow 75,000 shares of Company common stock out of the aggregate Merger Consideration otherwise issuable to the PLAYLive Stockholders pursuant to the Merger Agreement as partial security for the indemnification obligations set forth in the Merger Agreement. No fractional shares were issued in connection with the PLAYLive Merger. The number of shares of Company common stock issued to each PLAYLive Stockholder in connection with the PLAYLive Merger (after aggregating all fractional shares of Company common stock that otherwise would have been received by such holder) were rounded up to the next whole share in lieu of such fractional share.

At the closing of the PLAYLive Merger, PLAYLive was required to have not less than $10,000 in cash net of issued but uncleared checks, ACHs, and drafts, on deposit in PLAYLive’s principal bank account (“Minimum Cash”). Within 60 days after the closing date, the Company may deliver a notice to the Stockholder Representative setting forth a description of any item which caused Minimum Cash to exceed or fall below $10,000 and the actual amount of Minimum Cash on deposit in PLAYLive’s principal bank account as of the closing (a “Minimum Cash Adjustment Notice”). If the actual amount of Minimum Cash as of the closing is more than $10,000, then the Company will pay to the Stockholder Representative (for distribution to the PLAYLive Stockholders), the amount by which Minimum Cash exceeds $10,000 provided, however, in no event shall the cash payment exceed an amount that will permit the transactions contemplated by the Merger Agreement to qualify for the intended tax treatment. If the actual amount of Minimum Cash as of the closing is less than $10,000, then the Stockholder Representative (on behalf of the PLAYLive Stockholders) will pay to the Company the amount by which Minimum Cash is less than $10,000.

Concurrently with execution of the Merger Agreement, the PLAYLive Stockholders executed and delivered a restrictive covenant agreement as provided in the Merger Agreement. At closing, each of Messrs. Wood, Jenson, and Carpenter entered into an employment agreement with PLAYLive, and each of the PLAYLive Stockholders entered into a one-year lock-up agreement with the Company.

The PLAYLive Merger is intended to be a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Merger Agreement is intended to be a “plan of reorganization” within the meaning of the regulations promulgated under Section 368(a) of the Code and for the purpose of qualifying as a tax-free transaction for federal income tax purposes.

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

Summary of Statement of Operations for the Fiscal Year Ended May 31, 2019 and 2018:

Other Income

We generated $403,984 of non-operating income in the form of interest income for the fiscal year ended May 31, 2019 as compared to $521,702 for the fiscal year ended May 31, 2018.

For the fiscal year ended May 31, 2019 and 2018, the Company had debt forgiveness income of $369,206 and $0, respectively. The debt forgiveness income in 2019 was primarily due to the exchange notes with Maxim. The original Maxim promissory note was $1,800,000 and this was exchanged for two convertible notes totaling $1,500,000. Also, in December of 2018 one of the convertible notes was converted into 193,648 shares of common stock.

For the fiscal year ended May 31, 2019 and 2018, the Company incurred $23,268 and $0, respectively, of interest expense. The interest expense in 2019 was incurred due to the notes payable to Maxim and the loan payable to a related party.

Revenue

The Company’s revenue for the fiscal year ended May 31, 2019 was $37,995, a 100% increase over the revenue of $0 for the fiscal year ended May 31, 2018. This increase is due to the acquisition of Simplicity Esports, LLC.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended May 31, 2019 was $4,353,189 as compared to $530,564 for fiscal year ended May 31, 2018, an increase of $3,822,625. The change is primarily attributable to two events, first the acquisition of Simplicity Esports, LLC. The selling, general and administrative expenses of this new acquisition consist primarily of payroll and related costs, stock based compensation and professional services. Second the issuance of shares for services in November 2018.

Net Loss

Net loss for the fiscal year ended May 31, 2019 was $3,565,272, as compared to net loss of $8,862, for the fiscal year ended May 31, 2018.

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

As of May 31, 2019, we had no cash and marketable securities held in the Trust Account.

As of May 31, 2019, we had cash of $1,540,158, which is available for use by us to cover the costs associated with due diligence procedures and other general corporate purposes. In addition, as of May 31, 2019, we had accrued expenses of $691,940.

For the fiscal year ended May 31, 2019, cash used in operating activities amounted to $1,395,256, mainly resulting from a net loss of $3,565,272, offset by stock issued for services of $2,170,110. Changes in our operating liabilities and assets generated cash of $532,120. Cash used in investing activities amounted to $195,824, mainly resulting from a write off of a cost method investment of $150,000 and the purchase of property and equipment of $122,529, offset by $75,930 of cash acquired in the acquisition of Simplicity Esports, LLC. Cash provided from financing activities amounted to $2,673,175, mainly resulting from the sale of common stock of $1,925,000 and the net effect of the settlement of the redeemable common stock obligation of $736,000.

We will need to raise additional funds in order to meet the expenditures required for operating our business.

Off-balance sheet arrangements

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

As reflected in the consolidated financial statements, the Company has an accumulated deficit at May 31, 2019, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Contractual obligations

We do not have any long-term capital lease obligations, operating lease obligations or long-term liabilities, except as follows:

On November 20, 2018, the Company entered into a settlement and release agreement with Maxim Group, LLC, the underwriter for the IPO. Pursuant to the Settlement Agreement, the Company made a cash payment of $20,000 to Maxim and issued a demand secured promissory note in favor of Maxim in the amount of $1.8 million to settle the payment obligations of the Company under the underwriting agreement dated August 16, 2017, by and between the Company and Maxim. The Company also agreed to remove the restrictive legends on an aggregate of 52,000 shares of its common stock held by Maxim and its affiliate.

In February of 2019, the Company opened its first gaming center and in connection with this gaming center entered into a 5 year operating lease in Boca Raton, Florida. Rent is approximately $2,300 per month for the first year and contains customary escalation clauses. In June of 2019, the Company entered into a 5 year operating lease for its corporate office, rent is approximately $700 per month. In August of 2019, the Company opened its second gaming center and in connection with this gaming center entered into a 5 year operating lease in Deland, Florida. Rent is approximately $2,500 per month for the first year and contains customary escalation clauses.

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

Intangible Assets and impairment

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. The Company had intangible assets subject to amortization related to its acquisition of Simplicity Esports, LLC. These costs were included in intangible assets on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the costs, which is 3 to 5 years.

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

Reference is made to Pages F-1 through F-23 comprising a portion of this Annual Report on Form 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Management’s Report on Internal Controls over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2019. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of May 31, 2019, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weakness which we identified in our internal control over financial reporting:

Lack of Segregation of Duties - Our finance and accounting department is understaffed and accordingly we cannot maintain sufficient segregation of duties within the financial reporting process.

Board Resolutions - Certain Board Resolutions for the cancellation of shares were not documented timely.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management believes that the material weakness set forth above did not have an effect on our Company’s financial results

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to applicable rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

During the three months ended May 31, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position
Jed Kaplan	55	Chief Executive Officer, interim Chief Financial Officer, and Class II Director of the Company
Donald R. Caldwell	72	Chairman and Class I Director of the Company
Roman Franklin	36	President and Class I Director of the Company
Steven Grossman	45	President of Simplicity Esports, LLC
F. Jacob Cherian	55	Class II Director of the Company
Suhel Kanuga	44	Class II Director of the Company
Max Hooper	72	Class II Director of the Company
Frank Leavy	66	Class I Director of the Company
Edward Leonard Jaroski	72	Class I Director of the Company
William H. Herrmann, Jr.	73	Class II Director of the Company

Jed Kaplan, has been a member of our board of directors since December 31, 2018 and our sole Chief Executive Officer and interim Chief Financial Officer since February 8, 2019. From December 31, 2018 to February 8, 2019, Mr. Kaplan served as our co-Chief Executive Officer. He has served as the Chief Executive Officer of Shearson Financial Services, a FINRA registered broker dealer, since May 1995. Mr. Kaplan has extensive sports management experience with various professional sports organizations. Mr. Kaplan graduated from City University of New York in 1989 with a Bachelor of Business Administration degree.

The Company believes Mr. Kaplan’s strong expertise in the financial services and sports management industries qualifies him to serve on its board of directors.

F. Jacob Cherian, has been a member of our board of directors since April 17, 2017 (date of inception). From December 31, 2018 to February 8, 2019, Mr. Cherian served as our co-Chief Executive Officer. From April 17, 2017 to December 31, 2018, Mr. Cherian served as our sole Chief Executive Officer. He is also one of the managing members of our Sponsor. Mr. Cherian co-founded and served as Chairman, Chief Executive Officer and director of Millennium India from July 2006 to October 2013, completing a $58 million initial public offering in July 2006. Millennium India completed a business combination with SMC, an India-headquartered diversified financial services company with over 2,500 locations in over 500 cities in India serving approximately 1.7 million investors by acquiring a 14.9% interest in SMC. Mr. Cherian served on the Board of Directors of SMC from 2008 to December 2017, and also served on the Board of Directors of Moneywise Financial Services, a non-bank finance company in India, from 2008 to December 2017. From April 2004 to July 2006, Mr. Cherian served as Partner in the financial services division of Computer Sciences Corporation (“CSC”), a Fortune 500 firm with approximately $15.0 billion in annual revenues. Mr. Cherian’s prior work experience includes positions as a director in New York with KPMG LLP / KPMG Consulting from October 1998 to March 2004, and JP Morgan & Co from September 1995 to September 1998 in its Fixed Income Credit Portfolio & Derivatives Division. Mr. Cherian has extensive international experience and has relocated to, and had multi-year residences in, both Europe and India. He is frequently featured in leading publications and industry conferences for his insights on emerging trends and growth markets, and is a respected authority on South Asian and India-related affairs. Mr. Cherian holds a Bachelor of Arts degree in Accounting & Information Systems from Queens College of CUNY and an MBA in International Finance from St. John’s University. He has also served as Adjunct Professor of Finance at the Tobin College of Business at St. John’s University’s MBA Program for ten years.

We believe Mr. Cherian’s extensive executive experience and leadership in global including India related business transactions qualifies him to serve on our board of directors.

Suhel Kanuga, has been a member of our board of directors since April 17, 2017 (date of inception). From April 17, 2017 to February 8, 2019, Mr. Kanuga served as our Chief Financial Officer and Secretary. He is also one of the managing members of our Sponsor. Mr. Kanuga co-founded Millennium India, completing a $58 million initial public offering in July 2006 and consummated a business combination with SMC and served at various positions including President, Chief Financial Officer, Treasurer, Secretary, Chief Compliance Officer and Director from March 2006 through May 2015. Mr. Kanuga also served on the Board of Directors of SAM Global Securities, prior to its amalgamation with SMC from January 2008 to February 2009. From April 2004 to July 2006, Mr. Kanuga served as Principal in the financial services division of CSC. He also held management positions at KPMG Consulting in New York from January 1999 to August 2004 and prior to that, U.S. West, Inc. Mr. Kanuga has significant international management experience, having worked with businesses across the United States, Europe and Asia. Mr. Kanuga is experienced in identifying business value, and structuring investments and acquisitions to scale up businesses. Mr. Kanuga has been interviewed in the media for his views and expertise on emerging markets/India investments and governance, and has also presented at industry conferences. He holds Bachelor’s degrees in Mathematics and Economics from Lawrence University.

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

Roman Franklin, has been a member of our board of directors since August 16, 2017 and our President since December 31, 2018. Mr. Franklin has been Chief Investment Officer of SMC Global USA since March 2016, and prior, President of Franklin Financial Planning from 2005 to 2016. Roman Franklin is a 14-year veteran of the financial services industry. By the age of 22 he held FINRA Series 7, Series 66, and Life, Health, and Variable Insurance Licenses. In 2005, he founded a fee-only registered investment advisory firm. In 2008, he was one of the youngest recipients of the National Association of Financial Advisors (“NAPFA”) Registered Financial Advisor (RFA) designation. In 2015, he was elected as a Board Member of the NAPFA, South Region Board of Directors, overseeing more than a dozen states from Texas, to Florida, to North Carolina. Mr. Franklin has experience in domestic and international investment, and has been involved in multiple business transactions tied to India, including the sale of a 50% equity stake in his wealth management business to Indian financial services firm SMC. Mr. Franklin holds a Bachelor of Science degree in Management from Barry University and an M.B.A. in Finance from the Graduate School of Business at Stetson University. His civic organization roles include School Advisory Council for Volusia County Schools, City of DeLand Economic Development Committee, and the Boys’ and Girls’ Clubs of Central Florida.

We believe Mr. Franklin’s strong expertise in finance and international and domestic business transactions, in particular those with Indian exposure, qualifies him to serve on our board of directors.

Steven Grossman, has served as the President of our wholly-owned subsidiary Simplicity Esports, LLC since January 2018. Mr. Grossman has been employed by Shearson Financial Services, a FINRA registered broker dealer, since February 2001 and has served as its President since January 2010. Mr. Grossman graduated from Towson University in 1995 with a Bachelor of Science degree.

Max Hooper, who has been an independent member of our board of directors since August 16, 2017, serves as Managing Director of Merging Traffic, a web-based crowdsourcing portal, since September 2015 and Head of Investment Banking and Senior Vice President of Triloma Securities, a subsidiary of Triloma Financial Group LLC, since January 2016. Dr. Hooper is also the founder and owner of Partners Advisory Group and Partners Capital Group, two financial advisory firms since January 2014. Since February 2018, Dr. Hooper’s primary focus has been as Managing Director/CEO of Managing Traffic and co-owner of Triloma Financial Group. Prior to that, Dr. Hooper was co-founder of Equity Broadcasting Corporation, a media company that owned and operated more than one hundred television stations across the United States. Dr. Hooper is an accomplished entrepreneur and has started multiple businesses in technology/internet, lodging, and services industries. Dr. Hooper has served on the investment committee of several venture capital and angel funds, and has completed “work out” transactions as a Certified Debt Arbitrator representing banks and private transactions. Dr. Hooper also has prior experience with SPACs such as transaction structuring, administration, research, and execution. Dr. Hooper has earned five doctorate degrees from a variety of institutions.

We believe Dr. Hooper’s expertise in investment, management and mergers and acquisitions over various industries qualify him to serve on our board of directors.

Frank Leavy, has been an independent member of our board of directors since August 16, 2017. Since 2007, Mr. Leavy has been the Senior Vice President and Director of Finance and Administration for Blake’s All Natural Foods, a manufacturer of “better for you” frozen entrees. Prior to that, he held various financial officer positions at member companies of Group Rossignol, a world leading company in the winter sports industry. Specifically, he was Controller of Rossignol Ski Company from 1982 to 2006 and Vice President of Finance of Skis Dynastar, Inc. and Skis Dynastar Canada from 2000 to 2006. He also served as Chief Operating Officer at Roger Cleveland Golf Company, a subsidiary of Group Rossignol from 1999 to 2000 and was elected a director of the company from 2003 to 2005. Mr. Leavy holds a Bachelor of Arts degree from the College of the Holy Cross and a Master of Science degree in accounting from the Graduate School of Professional Accounting at Northeastern University.

We believe Mr. Leavy’s extensive experience in corporate finance qualify him to serve on our board of directors.

Edward Leonard Jaroski, has been an independent member of our board of directors since October 2017. Mr. Jaroski was the founder of Fixed Income Portfolio Manager at Capstone Asset Management Company and has served as its President and Chief Executive Officer since 1987. Mr. Jaroski has been Chairman, Chief Executive Officer and President of various Capstone/Steward Funds in the fund complex from 1987 through 2016. Mr. Jaroski was at Tenneco Financial Services from 1981 to 1987, where he was the Executive Vice President. He started his career at Philadelphia Life Insurance Company as Manager of Investments in 1969, where he served until 1981 and also served as its Vice President of Finance. He also served as a Director of Philadelphia Life Asset Management Company. Mr. Jaroski holds the insurance industry professional designations of Chartered Life Underwriter, Charter Financial Consultant and Fellow Life Management Institute. He holds a B.B.A. degree in Accounting from Temple University.

We believe Mr. Jaroski’s experience in investments and asset management qualify him to serve on our board of directors.

William H. Herrmann, Jr., has been an independent member of our board of directors since October 2017. Mr. Herrmann has over 40 years of experience in financial services, and insurance and investment planning industries. Presently, Mr. Herrmann is the Owner of Herrmann & Associates, a financial services firm affiliated with Hudson Heritage Capital Management Inc., a Registered Investment Advisor since February 15, 2006. Mr. Herrmann has also served as Director of Steward Funds, since 2011, and presently serves as its lead independent director. Mr. Herrmann serves as the Chairman of the Nominating and Corporate Governance Committee of Steward Funds. He previously served as the Chairman of the Contracts Committee of Steward Funds. Mr. Herrmann is also a Director of Church Capital Fund, where he serves as the Chairman of the Nominating and Corporate Governance Committees. Mr. Herrmann is also a Trustee of LuLu Shriners Investment Advisory Committee and the Chairman of Beta Rho Property Company. Mr. Herrmann holds a B.A. from the University of Pennsylvania, and an MBA from Temple University, and holds the Chartered Life Underwriter (CLU) designation from American College. Mr. Herrmann holds Series 7, 63, and 65 securities licenses as well as insurance licenses in multiple states.

We believe Mr. Herrmann’s experience in financial services and the investment planning industry qualify him to serve on our board of directors.

Mr. Kaplan is Mr. Grossman’s brother-in-law, there are no other family relationships among any of the Company’s directors or executive officers.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes, Class I and Class II, with only one class of directors being elected in each year and each class serving a two-year term.

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

Director Independence

Since we are currently quoted on the OTCQB tier of the OTC Markets Group, we are not required to comply with the corporate governance rules of a national exchange, such as the NYSE American (“NYSE”), or national quotation system, such as the NASDAQ Capital Market (the “NASDAQ”), and instead may comply with less stringent corporate governance standards of the OTCQB. The OTCQB does not require any of its members to establish any committees comprised of members of our board of directors, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. Instead, the functions of those committees may be undertaken by the board of directors as a whole. Unlike the requirements of the NYSE or NASDAQ, the OTCQB does not require that a majority of our board members be independent and does not require that all or any portion of our board of directors include “independent” directors, nor are we currently required to establish or maintain an Audit Committee or other committee of our board of directors. Although we may comply with less stringent corporate governance standards while listed on the OTCQB, we have elected to voluntarily comply with the corporate governance rules of the NASDAQ in order to provide the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules of the NASDAQ.

The NASDAQ standards relating to corporate governance, require, among other things, that:

● A majority of our board of directors to consist of “independent directors.” An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Caldwell, Leavy, Jaroski and Herrmann and Dr. Hooper are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present;

● The compensation of our executive officers to be determined, or recommended to the board of directors for determination, by independent directors constituting a majority of the independent directors of the Board in a vote in which only independent directors participate or by a Compensation Committee comprised solely of independent directors;

● Director nominees to be selected, or recommended to the board of directors for selection, by independent directors constituting a majority of the independent directors of the Board in a vote in which only independent directors participate or by a nomination committee comprised solely of independent directors; and

● An audit committee with at least three independent directors as well as composed entirely of independent directors be established and maintained, where at least one of the independent directors qualifies as an audit committee financial expert under SEC rules and as a financially sophisticated audit committee member under the applicable Exchange rules.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Both our audit committee and our compensation committee are composed solely of independent directors.

Audit Committee

Messrs. Caldwell and Leavy and Dr. Hooper will serve as members of our audit committee. Mr. Caldwell serves as chairman of the audit committee. Under NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Caldwell, and Leavy and Dr. Hooper are independent.

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

Compensation Committee

The members of our compensation committee are Messrs. Caldwell and Jaroski and Dr. Hooper. Mr. Caldwell serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Caldwell, Jaroski, Leavy, and Herrmann, and Dr. Hooper. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rule, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election. Our stockholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our bylaws.

We have not formerly established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We previously filed a copy of our form of Code of Ethics as an exhibit to our registration statement on Form S-1 (File 333-219251). You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See “Where You Can Find Additional Information.”

Limitation on Liability and Indemnification of Officers and Directors

Our third amended and restated certificate of incorporation, as amended, provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our restated certificate provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our third amended and restated certificate. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification we provide to our officers and directors will only be able to be satisfied by us if we have sufficient funds outside of the trust account.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

The Board’s Role in Risk Oversight

Although our management is primarily responsible for managing our risk exposure on a daily basis, our board of directors oversees the risk management processes. Our board, as a whole, determines the appropriate level of risk for our Company, assesses the specific risks that we face, and reviews management’s strategies for adequately mitigating and managing the identified risks. Although our board administers this risk management oversight function, our audit committee supports our board in discharging its oversight duties and addresses risks inherent in its area.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act, requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that except as set forth herein, no Section 16(a) reporting persons failed to timely file their required Section 16(a) reports during the year fiscal ended May 31, 2019. During the fiscal year ended May 31, 2019, K2 Principal Fund, L.P., a 10% stockholder, failed to timely file its Form 3, and failed to timely file one Form 4 relating to five transactions. In addition, Polar Asset Management Partners, Inc., a 10% stockholder, failed to timely file one Form 4 relating to six transactions and one Form 4 relating to one transaction.

Item 11.	Executive Compensation

2019 Summary Compensation Table

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual serving in a similar capacity, and

●	our two most highly compensated executive officers, other than our principal executive officer, who were serving as corporate officers at May 31, 2019.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jed Kaplan,	5/31/2019	$-	$-	$72,000	$-	-	$72,000
Chief Executive Officer	5/31/2018	$-	$-	-	$-	-	$-

Roman Franklin,	5/31/2019	$41,666	$-	$21,600	$-	-	$63,266
President	5/31/2018	$-	$-	-	$-	-	$-

Steven Grossman,	5/31/2019	$26,042	$-	$14,400	$-	-	$40,442
President, Simplicity Esports, LLC	5/31/2018	$-	$-	-	$-	-	$-

(1)	Represents the aggregate grant date fair value for all restricted stock granted to the named executive officers in the fiscal year indicated, computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation — Stock Compensation. For information about the assumptions made in this valuation, refer to Note 9 to the Company’s financial statements beginning on page F-1 to this Annual Report on Form 10-K.

None of our executive officers or directors received any cash (or non-cash) compensation for services rendered to us for the fiscal year ended May 31, 2018. During the fiscal year ended May 31, 2018, we paid an affiliate of our executive officers a total of $10,000 per month for office space, utilities and secretarial support. Our Sponsor, executive officers and directors, or any of their respective affiliates, were entitled to be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table sets forth information on outstanding options and stock awards held by the named executive officers as of May 31, 2019.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units Of Stock that Have Not Vested (#) (1)	Market Value Of Shares Or Units of Stock That Have Not Vested ($)
Jed Kaplan	-	-	$	N/A	N/A	70,000	$102,900

Roman Franklin	-	-	$	N/A	N/A	21,000	$30,870

Steven Grossman	-	-	$	N/A	N/A	14,000	$20,580

(1)	The shares were issued in conjunction with the respective named executive officer’s employment agreement and vest ratably through December 31, 2019.

2019 Option Exercises and Stock Vested Table

The following table sets forth the vesting of restricted stock during the fiscal year ended May 31, 2019 for the named executive officers:

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Jed Kaplan	80,000	$48,000

Roman Franklin	24,000	$14,400

Steven Grossman	16,000	$9,600

The Company intends to develop an executive compensation program that is consistent with its existing compensation policies and philosophies, which are designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, motivate and retain individuals who contribute to the long-term success of the Company.

Decisions on the executive compensation program will be made by the compensation committee. The following discussion is based on the present expectations as to the executive compensation program to be adopted by the compensation committee. The executive compensation program actually adopted will depend on the judgment of the members of the compensation committee and may differ from that set forth in the following discussion.

We anticipate that decisions regarding executive compensation will reflect our belief that the executive compensation program must be competitive in order to attract and retain our executive officers. We anticipate that the compensation committee will seek to implement our compensation policies and philosophies by linking a significant portion of our executive officers’ cash compensation to performance objectives and by providing a portion of their compensation as long-term incentive compensation in the form of equity awards.

We anticipate that compensation for our executive officers will have three primary components: base salary, an annual cash incentive bonus and long-term incentive compensation in the form of share-based awards, if any.

Base Salary

Our compensation committee will determine base salaries and manage the base salary review process, subject to existing employment agreements.

Annual Bonuses

We intend to use annual cash incentive bonuses for the executive officers to tie a portion of their compensation to financial and operational objectives achievable within the applicable fiscal year. We expect that, near the beginning of each year, the compensation committee will select the performance targets, target amounts, target award opportunities and other term and conditions of annual cash bonuses for the executive officers, subject to the terms of any employment agreement. Following the end of each year, the compensation committee will determine the extent to which the performance targets were achieved and the amount of the award that is payable to the executive officers.

Stock-Based Awards

We intend to use stock-based awards to reward long-term performance of the executive officers. We believe that providing a meaningful portion of the total compensation package in the form of stock-based awards will align the incentives of its executive officers with the interests of its stockholders and serve to motivate and retain the individual executive officers. Stock-based awards will be awarded under the Incentive Plan, which has been adopted by our Board of Directors and is being submitted to our shareholders for approval at the special meeting in lieu of an annual meeting.

Executive Employment Agreements

On December 31, 2018, the Company entered into an employment agreement with Jed Kaplan, pursuant to which he shall serve as the Co-Chief Executive Officer of the Company until March 31, 2019, at which point he shall automatically become the sole Chief Executive Officer of the Company. Mr. Kaplan shall not receive a salary or other monetary compensation and in lieu thereof he shall receive an equity grant of 10,000 shares of Common Stock per month, which shares shall be fully vested upon grant. Mr. Kaplan shall also be eligible to receive a quarterly bonus in the form of cash or equity shares, and shall be entitled to participate in the Company’s employee benefit plans. The term of Mr. Kaplan’s employment agreement is for an initial one-year term, which shall automatically renew for successive one-year terms unless either party provides 60 days’ advance written notice of its intention not to renew the agreement at the conclusion of the then applicable term. The term of the employment agreement may be terminated by the Company with or without cause or by Mr. Kaplan with or without good reason, as such terms are defined therein.

On December 31, 2018, the Company also entered into an employment agreement with Roman Franklin, pursuant to which he shall serve as the President of the Company. During the term of his employment agreement, Mr. Franklin shall receive (i) a monthly base salary of $8,333.33 and (ii) an equity grant of 3,000 shares of Common Stock per month, which shares shall be fully vested upon grant. Mr. Franklin shall also be eligible to receive a quarterly bonus in the form of cash or equity shares, and shall be entitled to participate in the Company’s employee benefit plans. The term of Mr. Franklin’s employment agreement is for an initial one-year term, which shall automatically renew for successive one-year terms unless either party provides 60 days’ advance written notice of its intention not to renew the agreement at the conclusion of the then applicable term. The term of the employment agreement may be terminated by the Company with or without cause or by Mr. Franklin with or without good reason, as such terms are defined therein.

On December 31, 2018, the Company also entered into an employment agreement with Steven Grossman, pursuant to which he shall continue to serve as the President of Simplicity Esports, LLC. During the term of his employment agreement, Mr. Grossman shall receive (i) a monthly base salary of $5,208.33 and (ii) an equity grant of 2,000 shares of Common Stock per month, which shares shall be fully vested upon grant. Mr. Grossman shall also be eligible to receive a quarterly bonus in the form of cash or equity shares, and shall be entitled to participate in Company’s employee benefit plans. The term of Mr. Grossman’s employment agreement is for an initial one-year term, which shall automatically renew for successive one-year terms unless either party provides 60 days’ advance written notice of its intention not to renew the agreement at the conclusion of the then applicable term. The term of the employment agreement may be terminated by the Company with or without cause or by Mr. Grossman with or without good reason, as such terms are defined therein.

Each of the employment agreements contain customary non-competition and non-solicitation covenants for a period of one year after the termination of the executive’s employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock as of August 27, 2019, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

●	each of our current named executive officers and directors that beneficially own shares of our Common Stock; and

●	all our named executive officers and directors as a group.

Information with respect to beneficial ownership has been furnished by each director, named executive officer or 5% or more stockholder, as the case may be. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name of Beneficial Owner (1)	Amount of beneficial ownership	Percent of outstanding Common Stock (2)
Directors and Executive Officers
Jed Kaplan (3)	1,131,614	14.5%
Roman Franklin (4)	276,679	3.6%
F. Jacob Cherian	307,286	4.0%
Suhel Kanuga	307,287	4.0%
Donald R. Caldwell (5)	97,000	1.3%
Max Hooper (6)	29,500	*
Frank Leavy (7)	27,625	*
Edward Leonard Jaroski (8)	128,500	1.7%
William H. Herrmann, Jr. (9)	28,500	*
All directors and officers as a group (9 persons)	2,333,991	29.8%
Principal Shareholders (more than 5%):
The K2 Principal Fund, L.P. (10)	875,476	10.2%
Polar Asset Management Partners Inc. (11)	660,519	8.0%
IRIS Cantor Trust (12)	395,164	5.1%
Timothy P. Schenden – SEP IRA (13)	515,322	6.6%

* Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the stockholders is 7000 W. Palmetto Park Road, Suite 210, Boca Raton, Florida 33433.

(2)	The calculation in this column is based upon 7,753,975 shares of Common Stock outstanding as of August 27, 2019, which does not include 6,449,000 shares of our Common Stock that may be issued upon the exercise of (a) 5,200,000 Public Warrants, (b) 261,500 Private Placement Warrants, and (c) 987,500 2019 Warrants. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently convertible or exercisable within 60 days of August 27, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 80,000 shares of our restricted Common Stock that have vested or will vest within 60 days of August 27, 2019, and 50,000 shares of Common Stock issuable upon exercise of 50,000 warrants.

(4)	Includes 24,000 shares of our restricted Common Stock that have vested or will vest within 60 days of August 27, 2019.

(5)	Includes 20,000 shares of our Common Stock issuable upon exercise of 20,000 warrants.

(6)	Max Hooper is Managing Director of Merging Traffic, Inc. Includes 14,500 shares of Common Stock owned directly by Merging Traffic, Inc., 10,000 shares of our Common Stock issuable upon exercise of 10,000 warrants, and 5,000 shares of our Common Stock owned directly by Max Hooper.

(7)	Includes 7,500 shares of our Common Stock issuable upon exercise of 7,500 warrants.

(8)	Includes 60,000 shares of our Common Stock issuable upon exercise of 60,000 warrants.

(9)	Includes 10,000 shares of our Common Stock issuable upon exercise of 10,000 warrants.

(10)	K2 GenPar 2017 Inc., an Ontario corporation (“GenPar”), is the general partner of The K2 Principal Fund, L.P., an Ontario limited partnership (the “Fund”). GenPar is a direct wholly owned subsidiary of Shawn Kimel Investments, Inc., an Ontario corporation (“SKI”). K2 & Associates Investment Management Inc., an Ontario corporation (“K2 & Associates”), is a direct 66.5% owned subsidiary of SKI, and is the investment manager of the Fund. Shawn Kimel is the chairman of each of SKI, GenPar and K2 & Associates. The principal office of the stockholder is 2 Bloor St West, Suite 801, Toronto, Ontario, M4W 3E2. The number of shares of Common Stock beneficially owned by the Fund includes (i) 66,000 shares of Common Stock transferred by the Sponsor to the Fund as additional consideration for the Fund agreeing to potentially sell shares of our Common Stock to the Company pursuant to a stock purchase agreement dated November 5, 2018 by and between the Company and the Fund and (ii) 795,144 shares of our Common Stock issuable upon exercise of 795,144 warrants.

(11)	Polar Asset Management Partners Inc. (“Polar”) serves as investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”), Crown Managed Accounts SPC (“CMA”) and certain managed accounts (together with PMSMF and CMA, the “Polar Vehicles”) and has sole voting and investment discretion with respect to the securities which are held by the Polar Vehicles. The principal office of the stockholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. The number of shares of Common Stock beneficially owned by Polar is 760,419 which includes (i) 20,203 shares of Common Stock held by CMA and 283,116 shares of Common Stock held by Polar (which includes 150,000 shares of Common Stock transferred by the Sponsor to the Polar as additional consideration for Polar agreeing to potentially sell shares of our Common Stock to the Company pursuant to a stock purchase agreement dated November 2, 2018 by and between the Company and Polar) and (ii) 456,600 shares of our Common Stock issuable upon exercise of 423,712 warrants held by CMA and 32,888 warrants held by Polar.

(12)	The principal office of the stockholder is 220 Banyan Road, Palm Beach, Florida 33480-4804.

(13)	The principal office of the stockholder is 6599 NW 33rd Ave., Boca Raton, Florida 33496-3317.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Founder Shares

On May 31, 2017, we issued 1,437,500 shares of our Common Stock to the Sponsor (the Founder Shares in exchange for a capital contribution of $25,000. On September 13, 2017, 137,500 Founder Shares were forfeited by the Sponsor upon the partial exercise of the underwriters’ over-allotment option.

The Founder Shares are identical to the shares of Common Stock included in the Units and holders of Founder Shares have the same stockholder rights as Public Stockholders, except that (i) the Founder Shares and the shares of Common Stock underlying the Private Placement Units are subject to certain transfer restrictions, and (ii) the Sponsor has entered into a letter agreement, pursuant to which it has agreed (A) to waive its redemption rights with respect to the Founder Shares, and the shares of Common Stock underlying the Private Placement Units and the Public Units in connection with the completion of a business combination and (B) to waive its rights to liquidating distributions from the trust account with respect to the Founder Shares and the shares of Common Stock underlying the Private Placement Units if the Company fails to complete a business combination within 12 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate a business combination).

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

Private Placement Units

In addition, the Sponsor purchased, pursuant to a written agreement, an aggregate of 254,500 Private Placement Units at $10.00 per Private Placement Unit for proceeds of $2,545,000 in the aggregate in the private placement. This purchase took place on a private placement basis simultaneously with the completion of the IPO. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On September 13, 2017, 7,000 additional Private Placement Units were purchased by the Sponsor at $10.00 per Private Placement Unit upon the partial exercise of the underwriter’s over-allotment option.

Registration Rights

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

Administrative Services

We agreed, commencing on the effective date of the IPO through the earlier of our consummation of a business combination or its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the three months ended November 30, 2018, we have paid $30,080 which is presented as general and administrative expense on the accompanying statement of operations. In December 2018, this monthly administrative service fee agreement was terminated.

Working Capital Loan

The Sponsor has loaned us $201,707 in the aggregate, to be used for a portion of the expenses of the IPO and working capital purposes. The loan is non-interest bearing, unsecured and was due at the earlier of December 31, 2017 or the closing of the IPO. As of November 30, 2018, $120,089 of the Sponsor’s loan has been repaid. As of February 28, 2019, the balance of the Sponsor loan is $85,238.

Cash Balance

We maintain our cash balance at a financial services company that is owned by an officer of our company.

Related Officers

Jed Kaplan, our Chief Executive Officer, is the brother-in-law of Steven Grossman, the President of our subsidiary, Simplicity Esports, LLC.

Restricted Stock Awards to Certain Officers

On March 27, 2019, pursuant to a Restricted Stock Award, we granted Jed Kaplan, our Chief Executive Officer and interim Chief Financial Officer and a member of our board of directors, 120,000 shares of our restricted common stock. Such shares vest over the next nine months. Also on March 27, 2019, pursuant to a Restricted Stock Award, we granted Roman Franklin, our President and a member of our board of directors, 36,000 shares of our restricted common stock. Such shares vest over the next nine months also. Lastly, on March 27, 2019, pursuant to a Restricted Stock Award and collectively with the Kaplan Restricted Stock Award and the Franklin Restricted Stock Award, we granted Steve Grossman, President of Simplicity Esports, LLC, a wholly owned subsidiary of our company, 24,000 shares of our restricted common stock. Such shares also vest over the next nine months.

Each of the Restricted Stock Awards was entered into in connection with entry into employment agreements with each of Messrs. Kaplan, Franklin and Grossman on December 31, 2018.

Director Independence

Since we are currently quoted on the OTCQB tier of the OTC Markets Group, we are not required to comply with the corporate governance rules of a national exchange, such as the NYSE American (“NYSE”), or national quotation system, such as the NASDAQ Capital Market (the “NASDAQ”), and instead may comply with less stringent corporate governance standards of the OTCQB. The OTCQB does not require any of its members to establish any committees comprised of members of our board of directors, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. Instead, the functions of those committees may be undertaken by the board of directors as a whole. Unlike the requirements of the NYSE or NASDAQ, the OTCQB does not require that a majority of our board members be independent and does not require that all or any portion of our board of directors include “independent” directors, nor are we currently required to establish or maintain an Audit Committee or other committee of our board of directors. Although we may comply with less stringent corporate governance standards while listed on the OTCQB, we have elected to voluntarily comply with the corporate governance rules of the NASDAQ in order to provide the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules of the NASDAQ. Our board of directors has determined that Messrs. Caldwell, Leavy, Jaroski and Herrmann and Dr. Hooper are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present;

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed for the fiscal years ended May 31, 2019 and 2018 for (i) professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in Form 10-Q (“Audit Fees”), (ii) assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and not reportable under Audit Fees (the “Audit Related Fees”), (iii) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) were:

	Year Ended May 31, 2019	Year Ended May 31, 2018
Audit Fees	$30,000	$15,000
Audit Related Fees	$12,500	$23,500
Tax Fees	$-	$0
All Other Fees	$-	$0
Total	$42,500	$38,500

Audit Related Fees are from the December 31, 2018 and 2017 audit of Simplicity Esports, LLC

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

The consolidated financial statements of the registrant and subsidiaries, together with the report thereon of the Company’s independent registered public accounting firm, are included beginning on page F-1 of this Annual Report on Form 10-K.

(2)	Financial Statements Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

(3)	Exhibits

Exhibit No.	Document
2.1	Share Subscription Agreement, dated May 3, 2018, by and among the Company, Smaaash Private, and the Smaaash Founders, incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the SEC on September 19, 2018.
2.2	Amendment Cum Addendum to the Share Subscription Agreement Dated May 03, 2018, incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the SEC on September 19, 2018.
2.3	Second Amendment Cum Addendum to the Share Subscription Agreement Dated May 03, 2018, incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the SEC on September 19, 2018.
2.4	Third Amendment Cum Addendum to the Share Subscription Agreement Dated May 03, 2018, incorporated by reference to Annex A to the Company’s Proxy Statement Supplement, which was filed with the SEC on November 5, 2018
2.5	Fourth Amendment Cum Addendum to the Share Subscription Agreement Dated May 03, 2018, dated as of November 15, 2018(1)
2.6	Agreement and Plan of Merger dated as of July 25, 2019 by and between the registrant, Esports Merger Sub, Inc., PLAYLive Nation, Inc., Duncan Wood, Robert J. Steinberger, Eric J. Charneski, Jordan C. Jenson, and Alec T. Carpenter, and Duncan Wood in his capacity as representative of the stockholders(2)
3.1	Third Amended and Restated Certificate of Incorporation(1)
3.2	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on January 2, 2019(11)
3.3	Bylaws (3)
4.1	Specimen Common Stock Certificate (5)
4.2	Specimen Warrant Certificate (5)
4.3	Warrant Agreement, dated August 16, 2017, by and between Continental Stock Transfer & Trust Company and the Company (4)
10.1	Master Franchise Agreement, dated November 20, 2018, by and between the Company and Smaaash Private(1)
10.2	Master License and Distribution Agreement, dated November 20, 2018, by and between the Company and Smaaash Private(1)
10.3	Settlement and Release Agreement, dated November 20, 2018, by and between the Company and Maxim Group LLC(1)
10.4	Demand Secured Promissory Note, dated November 20, 2018, issued to Maxim Group LLC(1)
10.5	Escrow Agreement, dated November 20, 2018, by and among the Company, Ellenoff Grossman and Schole LLP and Shripal Morakhia(1)
10.6	Smaaash Entertainment Inc. 2018 Equity Incentive Plan, incorporated by reference to Annex F to the Company’s Proxy Statement filed with the SEC on September 19, 2018 †
10.7	Side Letter, dated November 16, 2018, by and between the Company and Chardan Capital Markets, LLC (1)
10.8	Letter of Undertaking, dated November 16, 2018, by Smaaash Private and Smaaash Founders(1)
10.9	Addendum to Master Franchise Agreement, dated November 29, 2018, by and between the Company and Smaaash Private(1)
10.10	Promissory Note, dated May 31, 2017, issued to I-AM Capital Partners LLC, our sponsor (3)
10.11	Letter Agreement, dated August 16, 2017, by and between the Company, the Sponsor and the officers and directors of the Company (4)
10.12	Registration Rights Agreement, dated August 16, 2017, by and among the Company and our sponsor (4)
10.13	Securities Subscription Agreement, dated May 31, 2017, among the Registrant and our sponsor (6)
10.14	Amended and Restated Unit Purchase Agreement, dated August 11, 2017, between the Registrant and our sponsor (7)
10.15	Form of Indemnity Agreement (4)
10.16	Administrative Services Agreement, dated August 16, 2017, by and between the Company and our sponsor (4)

10.17	Shareholders’ Agreement, dated May 3, 2018, by and among the Company, FW Metis Limited, Mitesh R. Gowani, the Smaaash Founders, and Smaaash Private, incorporated by reference to Annex D to the Company’s Definitive Proxy Statement filed with the SEC on September 19, 2018.
10.18	Stock Purchase Agreement, dated as of November 2, 2018, by and between the Company and Polar Asset Management Partners Inc. (8)
10.19	Stock Purchase Agreement, dated as of November 5, 2018, by and between the Company and K2 Principal Fund L.P. (8)
10.20	Amendment, dated December 20, 2018, by and among the Company, Polar Asset Management Partners Inc., and The K2 Principal Fund L.P. (9)
10.21	Share Exchange Agreement, dated December 21, 2018, by and among Smaaash Entertainment Inc., Simplicity Esports, LLC, Jed Kaplan and each of the equity holders of Simplicity Esports, LLC (10)
10.22	Amendment No. 1 to Share Exchange Agreement, dated December 28, 2018, by and among Smaaash Entertainment Inc., Simplicity Esports, LLC, Jed Kaplan and each of the equity holders of Simplicity Esports, LLC (10)
10.23	Securities Exchange Agreement, dated December 20, 2018, by and between Smaaash Entertainment Inc. and Maxim Group LLC (10)
10.24	Series A-1 Exchange Convertible Note (10)
10.25	Series A-2 Exchange Convertible Note (10)
10.26	Registration Rights Agreement, dated December 20, 2018, by and between Smaaash Entertainment Inc. and Maxim Group LLC (10)
10.27	Lock-Up Agreement, dated December 20, 2018, by and between Smaaash Entertainment Inc. and Maxim Group LLC (10)
10.28	Amendment No. 2 to Share Exchange Agreement, dated December 30, 2018, by and among the Company, Simplicity Esports, LLC, and Jed Kaplan(11)
10.29	Voting Agreement, Dated December 31, 2018, between the Company and the stockholders of the Company party thereto(11)
10.30	Employment Agreement, dated December 31, 2018, between the Company and Jed Kaplan(11) †
10.32	Employment Agreement, dated December 31, 2018, between the Company and Roman Franklin(11) †
10.33	Employment Agreement, dated December 31, 2018, between the Company and Steven Grossman(11) †
10.34	Restricted Stock Award Agreement dated March 27, 2019 between the registrant and Jed Kaplan(12) †
10.35	Restricted Stock Award Agreement dated March 27, 2019 between the registrant and Roman Franklin(12) †
10.36	Restricted Stock Award Agreement dated March 27, 2019 between the registrant and Steve Grossman(12) †
14.1	Code of Ethics (4)
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

* Filed herewith

** Furnished herewith

† Includes management contracts and compensation plans and arrangements

(1)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018
Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2019
(2)	Incorporated by reference to exhibits to the Company’s Registration Statement on Form S-1 filed with the SEC on July 12, 2017
(3)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017.
(4)	Incorporated by reference to exhibits to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 31, 2017
(5)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2018
(6)	Incorporated by reference to exhibits to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 14, 2017
(7)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K filed on November 7, 2018
(8)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K filed on December 26, 2018
(9)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K filed on December 28, 2018
(10)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K filed on January 7, 2019.
(11)	Incorporated by reference to exhibits to the Company’s Current Report on Form 8-K filed on April 2, 2019.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 29, 2019	SIMPLICITY ESPORTS AND GAMING COMPANY

	By:	/s/ Jed Kaplan
	Name:	Jed Kaplan
	Title:	Chief Executive Officer and interim Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Jed Kaplan his true and lawful attorney-in-fact, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments including post-effective amendments to this registration statement and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Name	Position	Date

/s/ Jed Kaplan	Chief Executive Officer, interim Chief Financial Officer and	August 29, 2019
Jed Kaplan	Director (principal executive officer, principal financial officer and principal accounting officer)

/s/ Donald R. Caldwell	Chairman	August 29, 2019
Donald R. Caldwell

/s/ F. Jacob Cherian	Director	August 29, 2019
F. Jacob Cherian

/s/ Suhel Kanuga	Director	August 29, 2019
Suhel Kanuga

/s/ Roman Franklin	Director	August 29, 2019
Roman Franklin

/s/ Max Hooper	Director	August 29, 2019
Max Hooper

/s/ Frank Leavy	Director	August 29, 2019
Frank Leavy

/s/ Edward Leonard Jaroski	Director	August 29, 2019
Edward Leonard Jaroski

/s/ William H. Herrmann	Director	August 29, 2019
William H. Herrmann

SIMPLICITY ESPORTS AND GAMING COMPANY

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Simplicity Esports and Gaming Company and Subsidiary (formerly known as I-AM Capital Acquisition Company)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Simplicity Esports and Gaming Company and Subsidiary (formerly known as I-AM Capital Acquisition Company) (the “Company”) as of May 31, 2019 and 2018, the related statements of operations, stockholders’ equity, and cash flows for years ended May 31, 2019 and 2018 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended May 31, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

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

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital at May 31, 2019, has incurred recurring losses and recurring negative cash flow from operating activities which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2017.

Basking Ridge, New Jersey

August 29, 2019

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2019	2018
ASSETS

Current Assets
Cash and cash equivalents	$1,540,158	$458,063
Prepaid expenses	-	3,168
Total Current Assets	1,540,158	461,231

Other Assets
Goodwill	4,456,250	-
Intangible assets, net	1,528,441	-
Property and equipment	117,231	-
Right of use asset, operating lease	100,146	-
Security deposit	12,317	-
Cash held in trust account	-	52,895,652
Total Other Assets	6,214,385	52,895,652

TOTAL ASSETS	$7,754,543	$53,356,883

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Loan payable- related party	$93,761	$81,618
Accrued expenses	691,940	63,579
Convertible note payable	1,000,000	-
Operating lease obligation, current	32,045	-
Deferred legal fees	-	100,000
Total Current Liabilities	1,817,746	245,197

Operating lease obligation, net of current portion	68,876	-
Deferred underwriting fees	-	1,820,000

Total Liabilities	1,886,622	2,065,197

Commitments
Common stock subject to possible redemption, $0.0001 par value; -0- and 4,560,757 shares as of May 31, 2019 and May 31, 2018, respectively at redemption value	-	46,291,685

Stockholders’ Equity
Preferred stock - $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.0001 par value; 20,000,000 shares authorized; 7,003,975 and 2,252,743 shares issued and outstanding as of May 31, 2019 and May 31, 2018, respectively	700	225
Additional paid-in capital	9,442,027	5,009,310
Accumulated deficit	(3,574,806)	(9,534)
Total Stockholders’ Equity	5,867,921	5,000,001

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,754,543	$53,356,883

The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	May 31, 2019	May 31, 2018

Revenue
Revenue	$37,995	$-

Operating Expenses
General and Administrative expenses	(4,353,189)	(530,564)
Loss from Operations	(4,315,194)	(530,564)

Other Income / (Expense)
Debt Forgiveness Income	369,206	-
Interest Expense	(23,268)	-
Interest Income	403,984	521,702
Total Other Income / (Expense)	749,922	521,702

Loss Before Provision for Income Taxes	(3,565,272)	(8,862)

Provision for Income Taxes	-	-

Net Loss	$(3,565,272)	$(8,862)

Basic and Diluted Net Loss per share	$(1.00)	$(0.00)

Basic and diluted Weighted Average Number of common shares outstanding	3,566,488	2,050,790

The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MAY 31, 2019 AND 2018

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - May 31, 2017	1,437,500	$144	$24,856	$(672)	$24,328

Sale of 5,200,000 Units, net of underwriting discount and offering expenses	5,200,000	520	48,160,700	-	48,161,220

Sale of 261,500 Private Units	261,500	26	2,614,974	-	2,615,000

Issuance of shares to underwriter	52,000	5	499,995	-	500,000

Common Stock Subject to Redemption	(4,560,757)	(456)	(46,291,229)	-	(46,291,685)

Common Stock Forfeited by Sponsor	(137,500)	(14)	14	-	-

Net loss	-	-	-	(8,862)	(8,862)

Balance - May 31, 2018	2,252,743	$225	$5,009,310	$(9,534)	$5,000,001

Common Stock Subject to Redemption not redeemed	112,497	11		-	11

Common stock redemption	(451,563)	(45)	(6,635,207)	-	(6,635,252)

Shares issued for advisory services	208,000	21	2,124,979	-	2,125,000

Common stock issued to Smaaash Founders	2,000,000	200	-	-	200

Cancellation of Smaaash Founders shares	(2,000,000)	(200)	200	-	-

Rights shares	546,150	54	383,161	-	383,215

Common Shares Issued in Acquisition	3,000,000	300	6,089,700		6,090,000

Common shares issued in Private Placement	962,500	96	1,924,904		1,925,000

Common Shares Issued from Employment Agreements	180,000	18	-	-	18

Vesting of Common Shares	-	-	45,000	-	45,000
					-
Common Shares issued for convertible note	193,648	20	499,980	-	500,000

Net loss	-	-	-	(3,565,272)	(3,565,272)

Balance - May 31, 2019	7,003,975	700	9,442,027	(3,574,806)	5,867,921

The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED

	May 31, 2019	May 31, 2018

Cash flows from operating activities:
Net (loss) income	$(3,565,272)	$(8,862)
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Interest earned on marketable securities held in trust account	(403,984)	(521,702)
Depreciation expense	5,298	-
Amortization expense	85,677	-
Impairment of cost method investment	150,000	-
Debt forgiveness income	(369,206)	-
Issuance of shares for services	2,170,110	-
Changes in operating assets and liabilities:
Prepaid expenses	3,170	-
Security deposits	(12,318)	-
Deferred legal fees	(100,000)	-
Accrued expenses	641,270	63,579
Income taxes payable	-	(3,168)

Net cash used in operating activities	(1,395,255)	(470,153)

Cash flows from investing activities:
Investment of cash in Trust Account	-	(52,780,000)
Interest income released from Trust Account	-	406,050
Cash purchased in acquisition	75,930	-
Lease liability net of lease asset	775
Investment at cost	(150,000)	-
Purchase of property and equipment	(122,529)	-
Net cash provided by (used in) investing activities	(195,824)	(52,373,950)

Cash flows from financing activities:
Gross proceeds from sale of Units, net of commissions	-	50,860,100
Proceeds from sale of Private Units	1,925,000	2,615,000
Proceeds from note payable - related party, net	12,143	171,035
Repayment of note payable - related party, net	-	(120,089)
Settlement of redeemable common stock	(46,291,685)	-
Cash held in trust account used to settle common stock redemption obligation	(7,620,432)	-
Cash in trust	54,648,148	-
Repayment of offering costs	-	(253,880)

Net cash provided provided by financing activities	2,673,174	53,272,166

Net change in cash and cash equivalents	1,082,095	428,063

Cash and cash equivalents - beginning of period	458,063	30,000

Cash and cash equivalents - end of period	$1,540,158	$458,063

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information

Deferred underwriting fees charged to additional paid in capital	$-	$1,820,000
Deferred legal fees charged to additional paid in capital	$-	$100,000
Issuance of common stock issued to underwriters charged to additional paid in capital	$-	$44,327,271
Change in value of common stock subject to possible redemption	$-	$1,967,441
Offering costs charged to additional paid capital	$-	$25,000
Common stock issued for consideration in an acquisition	$6,090,000	$-

The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Simplicity Esports and Gaming Company F/K/A Smaaash Entertainment Inc. (the “Company,” “we,” or “our”), was an organized blank check company organized under the laws of the State of Delaware on April 17, 2017. The Company was formed under the name I-AM Capital Acquisition Company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). On November 20, 2018, the Company changed its name from I-AM Capital Acquisition Company to Smaaash Entertainment Inc. On January 2, 2019, the Company changed its name from Smaaash Entertainment Inc. to Simplicity Esports and Gaming Company.

Through our wholly subsidiary, Simplicity Esports, LLC, acquired on January 2, 2019 (see Note 4). The Company has begun to implement a unique approach to ensure the ultimate fan friendly esports experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community and we plan to use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry. Simplicity is an established brand in the Esports industry with an engaged fan base competing in popular games across different genres, including PUBG, Gears of War, Smite, Guns of Boom, and multiple EA Sports titles. Additionally, the Simplicity stream team encompasses a unique group of casters, influencers, and personalities all of whom connect to Simplicity’s dedicated fan base. Simplicity also has begun to open and operate esports gaming centers that will provide the public an opportunity to experience and enjoy gaming and Esports in a social setting, regardless of skill or experience.

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

Initial Business Combination

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Basis of Consolidation

The consolidated financial statements include the operations of the Company and its wholly owned subsidiary, Simplicity Esports, LLC.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers short-term interest bearing investments with initial maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019

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

Property and equipment

Property and equipment and leasehold improvements are recorded at its historical cost. The cost of property and equipment is depreciated over the estimated useful lives, when placed in service, (ranging from 3 -5 years) of the related assets utilizing the straight-line method of depreciation. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related leases or the estimated useful lives of the assets. Ordinary repairs and maintenance are expensed when incurred and major repairs will be capitalized and expensed if it benefits future periods.

Intangible Assets and impairment

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. The Company had intangible assets subject to amortization related to its acquisition of Simplicity Esports, LLC. These costs were included in intangible assets on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the costs, which is 3 to 5 years.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019

Goodwill

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but we assess our goodwill for impairment at least annually. Our assessment date was January 31, 2019 and qualitative considerations indicated no impairment.

Stock-based compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation and ASC 505-50, Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period.

Restricted Cash Held in Escrow and Common Stock Redemption Obligations

This amount is held in escrow with respect to a certain stock purchase agreement with Polar Asset Management Partners Inc. (“Polar”), pursuant to which Polar agreed to sell up to 490,000 shares of the Company’s common stock to the Company thirty days after the consummation of the transactions and a separate certain stock purchase agreement with the K2 Principal Fund L.P. (“K2”), pursuant to which K2 agreed to sell up to 220,000 shares of the Company’s common stock to the Company thirty days after the consummation of the Transactions. These purchase agreements were subsequently amended as of December 20, 2018, pursuant to which, among other things, the Company distributed to Polar and K2 an aggregate of $5,133,300 out of the escrow. See below “Amendments to Forward Purchase Agreements and Warrants,” for a more detailed description of the amendment. Under the terms of the purchase agreements, as amended, the Company will use the funds held in escrow to pay for such shares; however, the Company is only required to repurchase shares that were not previously sold by Polar and K2. Therefore, if the investors had already sold such shares by the determination date, then the Company would be able to keep a portion of the remaining funds held in escrow, depending on the prices at which the shares were sold by the investors. All shares were redeemed during the year, see statement of changes in stockholders’ equity.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019

Leases

In February of 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02-Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company adopted this update as of January l 2019 using the modified retrospective transition method and prior periods have not been restated. Upon implementation, the Company recognized an initial operating lease right-of-use asset of $110,003 and operating lease liability of $107,678. Due to the simplistic nature of the Company’s leases, no retained earnings adjustment was required. See Note 8 for further details

Offering Costs

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

Basic Income (Loss) per share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Shares of common stock subject to possible redemption at May 31, 2018 have been excluded from the calculation of basic income (loss) per share and diluted loss per share for the year ended May 31, 2018 since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and Private Placement to purchase shares of common stock (2) rights sold in the Initial Public Offering and Private Placement that convert into shares of common stock, and (3) the unit purchase option granted to the underwriter in the calculation of diluted income (loss) per share, for the year ended May 31, 2018, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

At May 31, 2019 the Company had a convertible note, and warrants that could be converted into approximately, 6,942,000 common shares. These are not presented in the consolidated statements of operations as the effect of these shares is anti- dilutive.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019

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

As reflected in the consolidated financial statements, the Company has an accumulated deficit at May 31, 2019, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019

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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant, and equipment—at cost, less accumulated depreciation:

May 31, 2019
Leasehold improvements	14,818
Property and equipment	107,711

Total cost	122,529

Less accumulated depreciation	(5,298)

Net, property plant and equipment	$117,231

Depreciation expense for the years ended May 31, 2019 and 2018 was $5,298 and $0, respectively.

NOTE 5 - INTANGIBLE ASSETS

The following tables set forth the intangible assets, including accumulated amortization as of May 31, 2019:

	May 31, 2019
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Non-Competes	4.50 years	$1,023,118	$85,260	$937,858
Trademarks	Indefinite	588,000	-	588,000
Internet domain	2.50 years	3,000	417	2,583
		$1,614,118	$85,677	$1,528,441

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019

The following table sets forth the future amortization of the Company’s intangible assets at May 31, 2019:

	2020	2021	2022	2023	2024	Thereafter	Total
Non-Competes	$204,624	$204,624	$204,624	$204,624	$119,362	$-	$937,858
Internet domain	1,000	1,000	583	-	-	-	2,583
Total	$205,624	$205,624	$205,207	$204,624	$119,362	$-	$940,441

Amortization expense for the years ended May 31, 2019 and 2018 was $85,677 and $0, respectively.

NOTE 6 - ACQUISITIONS

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

The Simplicity Owners received an aggregate of 300,000 shares of common stock at the closing of the Acquisition and an additional aggregate of 700,000 shares of common stock on January 7, 2019 and the remaining 2,000,000 shares in March of 2019.

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

The following table summarizes the estimated fair value of The Simplicity Esports, LLC assets acquired and liabilities assumed at the date of acquisition:

Cash	76,000
Internet Domain	3,000
Trade names and trademarks	588,000
Non-Competes	1,023,118
Accounts payable and accrued liabilities	(56,000)
Goodwill (provisional)	4,455,882
Total	$6,090,000

Revenue and net loss included in the year ended May 31, 2019 consolidated financial statements attributable to Simplicity Esports, LLC is approximately $38,000 and $400,000, respectively.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019

The following unaudited pro forma information below presents the consolidated results operations data as if the acquisition of Simplicity Esports, LLC took place on June 1, 2017:

	Year Ended May 31, 2019	Year Ended May 31, 2018

Total Revenue	$53,932	$—
Net (Loss)	$(3,767,067)	$(210,657)
Basic Net Loss Per Share	$(1.06)	$0.00

NOTE 7 — RELATED PARTY TRANSACTIONS

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019

Loan

The Sponsor loaned the Company $201,707 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering and working capital purposes. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2017 or the closing of the Initial Public Offering. As of November 30, 2018, $120,089 of the Sponsor’s loan has been repaid. As of May 31, 2019, the balance of the Sponsor loan is $93,761.

The Company maintains its cash balance at a financial services company that is owned by an officer of the Company.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019

Operating Lease Right of Use Obligation

The Company adopted Topic 842 on January 1, 2019. The Company elected to adopt this standard using the optional modified retrospective transition method and recognized a cumulative-effect adjustment to the consolidated balance sheet on the date of adoption. Comparative periods have not been restated. With the adoption of Topic 842, the Company’s consolidated balance sheet now contains the following line items: Operating lease right-of-use assets, Current portion of operating lease liabilities and Operating lease liabilities, net of current portion.

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our incremental borrowing rate as the discount rate. Our weighted average discount rate is 12% and the weighted average remaining lease term is 56 months.

As of May 31, 2019, operating lease right-of-use assets and liabilities arising from operating leases was $100,146 and $100,921, respectively. During the year ended May 31, 2019, cash paid for amounts included for the measurement of lease liabilities was approximately $7,000 and the Company recorded operating lease expense of $10,000.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of May 31, 2019.

2020	$25,858
2021	$29,311
2022	$30,484
2023	$31,703
2024	$24,484
Total Operating Lease Obligations	$141,840
Less: Amount representing interest	$(40,919)
Present Value of minimum lease payments	$100,921

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the shares of the Company’s common stock are entitled to one vote for each share. At May 31, 2019, there were 7,003,975 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At May 31, 2019, there were no shares of preferred stock issued or outstanding.

Private Placement

Beginning in February of 2019 and closing in May of 2019, the Company sold units in connection with a private offering by the Company to raise working capital of up to $2,000,000 (the “Offering Amount” ) through the sale to accredited investors only of up to up to 1,000,000 “Units” of the Company’s securities, at a purchase price of $2.00 per Unit, with each Unit consisting of (i) one share of common stock, par value $0.0001 per share of the Company (the “Common Stock”) and (ii) a warrant to purchase one share of Common Stock, exercisable at a price of $4.00 per share, exercisable at any time within five years of issuance (each, a “Warrant”) as provided for in the Company’s Term Sheet for Unit Offering dated February 6, 2019 (the “Term Sheet”).

The Company sold 962,500 units for gross proceeds of $1,925,000.

Stock Based Compensation

On March 27, 2019 the Company issued 180,000 shares of common stock to 3 employees. The shares were issued in conjunction with their employment agreements and vest ratably through December 31, 2019. As of May 31, 2019, 75,000 shares have vested, and the Company recognized $45,000 of stock-based compensation based on the trading price on March 27, 2019 (measurement date) of $0.60 per share. As of May 31, 2019, unrecognized compensation cost related to these shares is $63,000.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019

Warrants

For the year ended May 31, 2018, the Company issued 5,461,500 warrants in conjunction with its Initial Public Offerings. These warrants are exercisable for five years from November 20, 2018, the date of the initial business combination and have an exercise price equal to $11.50.

For the year ended May 31, 2019, the Company issued 962,500 warrants in conjunction with the above mentioned private placement. These warrants are exercisable for 5 years and have an exercise price of $4.00

A summary of the status of the Company’s outstanding stock warrants for the years ended May 31, 2019 and 2018 is as follows:

	Number of Shares	Average Exercise Price	Expiration Date
Outstanding – May 31, 2017	-	$-
Granted – August 2017	5,461,500	11.50	November 2023
Outstanding – May 31, 2018	5,461,500	11.50

Granted – May 31, 2019	962,500	4.00	May 2024
Outstanding – May 31, 2019	6,424.000	$10.38
Warrants exercisable at May 31, 2019	6,424,000

NOTE 10 - INCOME TAXES

For the year ended May 31, 2019 and 2018, the income tax provisions for current taxes were $0.

Deferred income taxes reflect the net tax effects of permanent and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences that result in deferred tax assets and liabilities are the results of carry forward tax losses, amortization and impairment expense.

The components of the net deferred tax assets for the year ended May 31, 2019 and 2018 are as follows:

	Year ended May 31, 2019	Year ended May 31, 2018
Net Operating Loss	$364,000	$2,000
Impairment of cost method investment	38,000	-
Gross deferred tax asset	402,000	-
Less: Valuation allowance	(381,000)	(2,000)
Net deferred tax asset	$21,000	$-
Deferred tax liabilities:
Amortization of intangible assets	(21,000)	-
Net deferred assets/liabilities	-	-

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a valuation allowance, in an amount equal to gross deferred tax assets less deferred tax liabilities. For the year ended May 31, 2019, the change in the valuation allowance was $379,000.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2019

The table below summarizes the reconciliation of our income tax provision computed at the federal statutory rate of 21% for the year ended May 31, 2019 and 28% for the year ended May 31, 2018 and the actual tax provisions for the year ended May 31, 2019 and 2018.

	2019	2018

Expected provision (benefit) at statutory rate	(21.0)%	(28.0)%
State taxes, net of federal tax benefit	(4.4)%	(0)%
Change in federal rate	-%	7%
Permanent differences-stock based compensation	15.0	-
Increase in valuation allowance	10.4%	21%
Total provision (benefit) for income taxes	0.0%	0.0%

At May 31, 2019 and May 31, 2018 the Company had Federal net operating loss carry forwards of approximately $1,434,000 and $9,500, respectively. The net operating loss of approximately $1,434,000 can be carried forward indefinitely subject to annual usage limitations. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation. As part of the legislation, the U.S. corporate income tax rate was reduced to 21%.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11 — TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at November 30, 2018 and May 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	May 31, 2019	May 31, 2018
Assets:
Cash and marketable securities held in Trust Account	1	$-0-	$52,895,652

NOTE 12 — SUBSEQUENT EVENTS

On July 29, 2019, Simplicity Esports and Gaming Company entered into a definitive agreement to acquire PLAYLive Nation, Inc. (“PLAYLive”) for total consideration of 750,000 shares of common stock. The PLAYLive acquisition closed on July 30, 2019. This transaction will be accounted for by the Company using the acquisition method under business combination accounting.

Founded in 2009 PLAYLive has a network of 44 franchised Gaming Centers across 11 states, serving over 150,000 unique gamers annually. The PLAYLive Centers offer customers a specialized entertainment gaming experience within a social setting. Customers are provided the opportunity to play and compete across an array of gaming titles on both consoles and high performance gaming PCs. Additionally, PLAYLive Gaming Centers serve as community gathering spaces for enthusiasts to play both board and card games such as Magic: The Gathering, Yu-Gi-Oh, and Pokémon.

In June of 2019, the Company entered into a 5 year operating lease for its corporate office, rent is approximately $700 per month. In August of 2019, the Company opened its second gaming center and in connection with this gaming center entered into a 5 year operating lease in Deland, Florida. Rent is approximately $2,500 per month for the first year and contains customary escalation clauses.

In August of 2019, the $93,761 Loan Payable - related party was forgiven by the related party. This will be recorded as debt forgiveness by the Company.

