Form 10-Q
period 2019-08-31
SIMPLICITY ESPORTS & GAMING Co
filed 2019-10-15
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38188

SIMPLICITY ESPORTS AND GAMING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	82-1231127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7000 W. Palmetto Park Road, Suite 505 Boca Raton, FL	33433
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 345-9467

Not applicable

(Former name or former address and former fiscal year, if changed since last report)

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

As of October 11, 2019, there were 7,753,975 shares of the Company’s common stock issued and outstanding.

SIMPLICITY ESPORTS AND GAMING COMPANY

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31, 2019	May 31, 2019
	(UNAUDITED)
ASSETS

Current Assets
Cash and cash equivalents	$946,133	$1,540,158
Accounts receivable	57,074	-
Total Current Assets	1,003,207	1,540,158

Other Assets
Goodwill	6,682,416	4,456,250
Intangible assets, net	1,477,035	1,528,441
Property and equipment	214,589	117,231
Right of use asset, operating lease	240,806	100,146
Security deposits	14,885	12,317
Due from related party	14,108	-
Total Other Assets	8,643,839	6,214,385

TOTAL ASSETS	$9,647,046	$7,754,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Loan payable- related party	$-	$93,761
Accounts payable	9,578	-
Accrued expenses	476,860	691,940
Convertible note payable	1,000,000	1,000,000
Operating lease obligation, current	61,247	32,045
Current portion of net deferred revenues	715,350	-
Stock payable	50,000	-
Total Current Liabilities	2,313,035	1,817,746

Operating lease obligation, net of current portion	179,558	68,876
Net deferred revenues, less current portion	102,925	-

Total Liabilities	2,595,517	1,886,622

Commitments	-	-

Stockholders’ Equity
Preferred stock - $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.0001 par value; 20,000,000 shares authorized; 7,753,975 and 7,003,975 shares issued and outstanding as of August 31, 2019 and May 31, 2019, respectively	775	700
Additional paid-in capital	10,908,952	9,442,027
Accumulated deficit	(3,858,199)	(3,574,806)
Total Stockholders’ Equity	7,051,528	5,867,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,647,046	$7,754,543

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	August 31, 2019	August 31, 2018

Revenue
Franchise royalties	$46,738	$-
Company-owned stores sales	4,419	-
Esports revenue	23,336	-
Total Revenue	74,493	-

Operating Expenses
General and Administrative expenses	(438,952)	(246,661)
Loss from Operations	(364,459)	(246,661)

Other Income / (Expense)
Debt Forgiveness Income	85,238	-
Interest Expense	(6,675)	-
Interest Income	2,504	242,350
Total Other Income / (Expense)	81,067	242,350

Loss Before Provision for Income Taxes	(283,393)	(4,311)

Provision for Income Taxes	-	-

Net Loss	$(283,393)	$(4,311)

Basic and Diluted Net Loss per Share	$(0.04)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	7,264,845	2,253,168

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2019 AND 2018

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - May 31, 2019	7,003,975	$700	$9,442,027	$(3,574,806)	$5,867,921

Shares issued for PLAYLive Nation acquisition	750,000	75	1,439,925	-	1,440,000

Vesting of Common Shares	-	-	27,000	-	27,000

Net Loss, three months ended August 31, 2019	-	-	-	(283,393)	(283,393)

Balance - August 31, 2019	7,753,975	$775	$10,908,952	$(3,858,199)	$7,051,528

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - May 31, 2018	2,252,743	$225	$5,009,310	$(9,534)	$5,000,001

Common Shares issued	425	-	4,311	-	4,311

Net Loss - three months ended August 31, 2018	-	-	-	(4,311)	(4,311)

Balance August 31, 2018	2,253,168	$225	$5,013,621	$(13,845)	$5,000,001

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

(UNAUDITED)

	August 31, 2019	August 31, 2018

Cash flows from operating activities:
Net loss	$(283,393)	$(4,311)
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Interest earned on marketable securities held in trust account	-	(242,350)
Accrued expense to related party	-	3,620
Depreciation expense	8,651	-
Amortization expense	51,406	-
Debt forgiveness income	(85,238)	-
Issuance of shares for services	27,000	-
Changes in operating assets and liabilities:
Accounts receivable	(57,074)	-
Prepaid expenses	-	3,087
Security deposits	(2,568)	-
Accounts payable	6,004	-
Accrued expenses	(223,603)	119,228
Due from related party	(14,108)	-

Net cash used in operating activities	(572,923)	(120,726)

Cash flows from investing activities:
Investment of cash in Trust Account	-	(271,610)
Interest income released from Trust Account	-	290,101
Cash purchased in acquisition	26,180	-
Lease liability net of lease asset	(776)	-
Purchase of property and equipment	(96,506)	-

Net cash (used in) provided by investing activities	(71,102)	18,491

Cash flows from financing activities:
Private placement funds received	50,000	-
Net cash provided provided by financing activities	50,000	-

Net change in cash	(594,025)	(102,235)

Cash - beginning of period	1,540,158	458,063

Cash - end of period	$946,133	$355,828

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information

Change in value of common stock subject to possible redemption	$-	$4,311
Common stock issued for consideration in an acquisition	$1,440,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2019

UNAUDITED

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Simplicity Esports and Gaming Company F/K/A Smaaash Entertainment Inc. (the “Company,” “we,” or “our”), was a blank check company organized under the laws of the State of Delaware on April 17, 2017. The Company was formed under the name I-AM Capital Acquisition Company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). On November 20, 2018, the Company changed its name from I-AM Capital Acquisition Company to Smaaash Entertainment Inc. On January 2, 2019, the Company changed its name from Smaaash Entertainment Inc. to Simplicity Esports and Gaming Company.

Through our wholly subsidiary, Simplicity Esports, LLC, acquired on January 2, 2019 (see Note 6), the Company has begun to implement a unique approach to ensure the ultimate fan friendly esports experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community and we plan to use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry. Simplicity is an established brand in the Esports industry with an engaged fan base competing in popular games across different genres, including PUBG, Gears of War, Smite, Guns of Boom, and multiple EA Sports titles. Additionally, the Simplicity stream team encompasses a unique group of casters, influencers, and personalities all of whom connect to Simplicity’s dedicated fan base. Simplicity also has begun to open and operate esports gaming centers that will provide the public an opportunity to experience and enjoy gaming and Esports in a social setting, regardless of skill or experience.

Through our wholly owned subsidiary, PLAYLive Nation, Inc. (“PLAYLive”), acquired on July 29, 2019 (see Note 6), the Company has a network of franchised Gaming Centers across 11 states. PLAYLive offers a video gaming lounge concept to qualified franchisees. PLAYLive currently offers single-unit location franchises as well as agreements to develop multiple locations.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on August 29, 2019. The interim results for the three months ended August 31, 2019 are not necessarily indicative of the results to be expected for the year ending May 31, 2020 or for any future interim periods.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2019

UNAUDITED

Basis of Consolidation

The consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, Simplicity Esports, LLC and PLAYLive Nation, Inc.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

As of January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted the standard using the modified retrospective method and the adoption did not have a material impact on its financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2019

UNAUDITED

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

The following describes principal activities, separated by major product or service, from which the Company generates its revenues:

Company-owned Stores Sales

The Company-owned stores principally generate revenue from retail esports gaming centers. Revenues from Company-owned stores are recognized when the products are delivered or the service is provided.

Franchise Royalties and Fees

Franchise royalties which are based on a percentage of franchise store sales are recognized as sales occur. Any royalty reductions, including waivers or those offered as part of a new store development incentive or as incentive for other behaviors are recognized at the same time as the related royalty as they are not separately distinguishable from the full royalty rate. Franchise royalties are billed on a monthly basis.

The Company recognizes initial franchise license fee revenue, net of costs incurred, when the Company has performed substantially all the services required in the franchise agreement. Fees received that do not meet these criteria are recorded as deferred revenues until earned. Initial franchise fees are generally recognized once a location is opened to the public which is when management deems substantially all services required under the franchise agreements have been performed.

The Company offers various incentive programs for franchisees including royalty incentives, new restaurant opening incentives (i.e. development incentives) and other support initiatives. Royalties and franchise fees sales are reduced to reflect any royalty incentives earned or granted under these programs that are in the form of discounts.

Esports revenue

Esports revenue is a form of competition using video games. Most commonly, esports takes the form of organized, multiplayer video game competitions, particularly between professional players, individually or as teams. Revenues from Esports revenue are recognized when the competition is completed and prize money is awarded.

Deferred Revenues, Net

Deferred revenues are classified as current or long-term based on when management estimates the revenues will be recognized.

The Company receives payments from franchisees in advance of all performance obligations having been met, including but not limited to franchise locations being opened. As certain conditions agreed to in these franchise agreements are performed, revenues are recognized.

Deferred costs include commissions paid to brokers related to the sale of specific new franchises which have not met revenue recognition criteria as of August 31, 2019. These costs are recognized in the same period as the initial franchise fee revenue is recognized.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2019

UNAUDITED

Accounts Receivable

The Company estimates the allowance for doubtful accounts based on an analysis of specific customers (i.e. franchisees), taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable are written off against the allowance when management determines it is probable the receivable is worthless. Customer account balances with invoices dated over 90 days old are considered delinquent and considered in the allowance assessment. The Company performs credit evaluations of its customers and, generally, requires no collateral. Management believes that all accounts receivable are collectible; therefore, no allowance for doubtful accounts has been recorded.

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

Franchise Locations

Through PLAYLive, the Company’s wholly owned subsidiary the Company has entered into franchise agreements with third parties. As of August 31, 2019, approximately 40 locations were open and operating, in various states including Arizona, California, Idaho, Florida, Maryland, Michigan, Mississippi, Montana, Oregon, South Carolina, Texas and Washington.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2019

UNAUDITED

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02-Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company adopted this update as of January l 2019 using the modified retrospective transition method and prior periods have not been restated. Upon implementation, the Company recognized an initial operating lease right-of-use asset of $110,003 and operating lease liability of $107,678. Due to the simplistic nature of the Company’s leases, no retained earnings adjustment was required. See Note 8 for further details

Basic Income (Loss) per share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period.

At August 31, 2019 the Company had a convertible note, and common stock warrants that could be converted into approximately, 6,924,000 common shares. These are not presented in the consolidated statements of operations as the effect of these shares is anti- dilutive.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2019

UNAUDITED

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

As reflected in the consolidated financial statements, the Company has an accumulated deficit at August 31, 2019, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has commenced operations and has begun to generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2019

UNAUDITED

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant, and equipment—at cost, less accumulated depreciation:

August 31, 2019
Leasehold improvements	49,673
Property and equipment	178,865

Total cost	228,538

Less accumulated depreciation	(13,949)

Net, property plant and equipment	$214,589

Depreciation expense for the three months ended August 31, 2019 and 2018 was $8,651 and $0, respectively.

NOTE 4 - INTANGIBLE ASSETS

The following tables set forth the intangible assets, including accumulated amortization as of August 31, 2019:

	August 31, 2019
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Non-Competes	4.25 years	$1,023,118	$136,416	$886,702
Trademarks	Indefinite	588,000	-	588,000
Internet domain	2.25 years	3,000	667	2,333
		$1,614,118	$137,083	$1,477,035

Amortization expense for the three months ended August 31, 2019 and 2018 was $51,406 and $0, respectively.

NOTE 5 – DEFERRED REVENUE, NET

Deferred revenue, net consists of the following at August 31, 2019:

Deferred franchise fees received	$1,624,250
Deferred costs	(805,975)
818,275
Less: Current portion of net deferred revenues	715,350

Long-term portion of net deferred revenues	$102,745

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2019

UNAUDITED

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

The following table summarizes the estimated fair value of the Simplicity Esports, LLC assets acquired and liabilities assumed at the date of acquisition:

Cash	76,000
Internet Domain	3,000
Trade names and trademarks	588,000
Non-Competes	1,023,118
Accounts payable and accrued liabilities	(56,000)
Goodwill	4,455,882
Total	$6,090,000

Revenue and net loss included in the three months ended August 31, 2019 consolidated financial statements attributable to Simplicity Esports, LLC is approximately $28,000 and $280,000, respectively.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2019

UNAUDITED

The following unaudited pro forma information below presents the consolidated results operations data as if the acquisition of Simplicity Esports, LLC took place on June 1, 2018:

Three Months Ended August 31, 2018

Total Revenue	$8,000
Net (Loss)	$(104,000)
Basic Net Loss Per Share	$(.05)

PLAYLive Nation Acquisition

On July 29, 2019, the Company entered into a definitive agreement to acquire PLAYLive for total consideration of 750,000 shares of common stock. The PLAYLive acquisition closed on July 30, 2019. This transaction will be accounted for by the Company using the acquisition method under business combination accounting.

The acquisition was accounted for by the Company using the acquisition method under business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on the fair value. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. Certain amounts below are provisional based on our best estimates using information available as of the reporting date. The Company is waiting for information to become available to finalize its valuation of certain elements of this transaction. Specifically, the assigned values for intellectual property, net deferred revenues, customer relationships, and goodwill are provisional in nature and subject to change upon the completion of the final valuation of such elements. All fair value measurements of acquired assets and liabilities assumed are non-recurring in nature and classified as level 3 on the fair value hierarchy.

The aggregate purchase price consisted of the following:

Restricted stock consideration	1,440,000
Total	$1,440,000

As noted in the table above, the Company issued 750,000 restricted shares of common stock as consideration which was valued at market at the date of the closing, fair value of approximately $1,440,000.

The following table summarizes the estimated fair value of the PLAYLive assets acquired and liabilities assumed at the date of acquisition:

Cash	26,000
Property, plant and equipment (provisional)	9,000
Net deferred revenue (provisional)	(818,000)
Customer relationships (provisional)	-
Accounts payable and accrued liabilities	(4,000)
Goodwill (provisional)	2,227,000
Total	$1,440,000

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2019

UNAUDITED

Revenue and net income included in the three months ended August 31, 2019 consolidated financial statements attributable to PLAYLive is approximately $47,000 and $500, respectively.

The following unaudited pro forma information below presents the consolidated results operations data as if the acquisition of PLAYLive took place on June 1, 2018:

	Three Months Ended August 31, 2019	Three Months Ended August 31, 2018

Total Revenue	$250,000	$176,000
Net Loss	$(293,000)	$(14,000)
Basic Net Loss Per Share	$(0.04)	$(0.01)

NOTE 7 — RELATED PARTY TRANSACTIONS

The Sponsor loaned the Company $201,707 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering and working capital purposes. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2017 or the closing of the Initial Public Offering. As of November 30, 2018, $120,089 of the Sponsor’s loan has been repaid. As of May 31, 2019, the balance of the Sponsor loan is $93,761, including imputed interest of $8,523. In August of 2019, the sponsor forgave this remaining balance and the Company recorded it as debt forgiveness income.

The Company maintains its cash balance at a financial services company that is owned by an officer of the Company.

As of August 31, 2019, the Company is owed $14,108 from the former PLAYLive owners. The advance is non-interest bearing and will be paid back within 90 days of the closing of the PLAYLive acquisition.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2019

UNAUDITED

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

The Company’s management decided that moving from Nasdaq to the OTCQB is more appropriate for the Company at this time, while the Company builds out its planned network of retail esport centers.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2019

UNAUDITED

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2019

UNAUDITED

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

Operating Lease - Right of Use Obligation

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

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our incremental borrowing rate as the discount rate. Our weighted average discount rate is 12% and 10% and the weighted average remaining lease term is 56 months.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2019

UNAUDITED

As of August 31, 2019, operating lease right-of-use assets and liabilities arising from operating leases was $240,806 and $240,805, respectively. During the three months ended August 31, 2019, cash paid for amounts included for the measurement of lease liabilities was approximately $8,000 and the Company recorded operating lease expense of approximately $12,000.

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the shares of the Company’s common stock are entitled to one vote for each share. At August 31, 2019, there were 7,753,975 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At August 31, 2019, there were no shares of preferred stock issued or outstanding.

Private Placement

Beginning in February 2019, the Company sold units in connection with a private offering by the Company to raise working capital of up to $2,000,000 (the “Offering Amount” ) through the sale to accredited investors only of up to up to 1,000,000 “Units” of the Company’s securities, at a purchase price of $2.00 per Unit, with each Unit consisting of (i) one share of common stock, par value $0.0001 per share of the Company (the “Common Stock”) and (ii) a warrant to purchase one share of Common Stock, exercisable at a price of $4.00 per share, exercisable at any time within five years of issuance (each, a “Warrant”) as provided for in the Company’s Term Sheet for Unit Offering dated February 6, 2019 (the “Term Sheet”).

For the year ended May 31, 2019, the Company sold 962,500 units for gross proceeds of $1,925,000. During the three months ended August 31, 2019, the Company sold 25,000 units for gross proceeds of $50,000, the common shares underlying the units have not been issued yet and the $50,000 is included on the balance sheet with current liabilities.

During the three months ended August 31, 2019, the Company issued 750,000 shares of common stock for the acquisition of PLAYLive. The shares were valued at $1,440,000 the fair value at the time of issuance.

Stock Based Compensation

On March 27, 2019, the Company issued 180,000 shares of common stock to 3 employees. The shares were issued in conjunction with their employment agreements and vest ratably through December 31, 2019. As of August 31, 2019, 120,000 shares have vested, and for the year ended May 31, 2019 and the three months ended August 31, 2019, the Company recognized $27,000 and $45,000 of stock-based compensation, respectively, based on the trading price on March 27, 2019 (measurement date) of $0.60 per share. As of August 31, 2019, unrecognized compensation cost related to these shares is $36,000.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2019

UNAUDITED

Warrants

For the year ended May 31, 2018, the Company issued 5,461,500 warrants in conjunction with its Initial Public Offering. These warrants are exercisable for five years from November 20, 2018, the date of the initial business combination and have an exercise price equal to $11.50.

For the year ended May 31, 2019, the Company issued 962,500 warrants in conjunction with the above mentioned private placement. These warrants are exercisable for 5 years and have an exercise price of $4.00

A summary of the status of the Company’s outstanding stock warrants for the three months ended August 31, 2019 is as follows:

	Number of Shares	Average Exercise Price	Expiration Date
Outstanding – May 31, 2019	6,424,000	10.38

Granted – August 31, 2019	-
Outstanding – August 31, 2019	6,424.000	$10.38	May 2024
Warrants exercisable at August 31, 2019	6,424,000

NOTE 10 — SEGMENT AND RELATED INFORMATION

Historically, the Company had one operating segment. However, with the acquisition of PLAYLive and the opening of two Company-owned retail stores, the Company’s operations are now managed through three operating segments: Franchise royalties and fees, Company-owned stores and Esports revenue. These three operating segments and corporate are presented below as its reportable segments.

Summarized financial information concerning our reportable segments for the three months ended August 31, 2019 is shown in the following table:

	Revenues	Net Income (loss)	Depreciation and Amortization	Capital Expenditures	Goodwill	Total Assets

Franchise royalties and fees	$47,000	$500	$400	$-	$2,226,000	$2,263,000
Company-owned stores	4,000	(24,000)	7,200	97,000	-	440,000
Esports revenue	23,000	(62,500)	-	-	4,456,000	5,947,000
Corporate	-	(197,000)	1,000	-	-	1,000,000
Total	$74,000	$(283,000)	$8,600	$97,000	$6,682,000	$9,650,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Simplicity Esports and Gaming Company, formerly known as Smaaash Entertainment Inc. and prior to that as I-AM Capital Acquisition Company. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report and with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”).

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors sections of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019, as filed with the SEC, and the Company’s Registration Statement on Form S-1 declared effective by the SEC on September 30, 2019. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the three months ended August 31, 2019 and 2018, we generated revenues of $74,493 and $0 and reported net losses of $283,393 and $4,311, respectively, and negative cash flow from operating activities of $572,923 and $120,726, respectively. As of August 31, 2019, we had an accumulated deficit of approximately $3,900,000. We anticipate that we will continue to report losses and negative cash flow.

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

Pursuant to the Subscription Agreement, the purchase price of $150,000 was paid by the Company to Smaaash Private in exchange for 294,360 newly issued equity shares of Smaaash Private at the closing of the Transactions (the “Closing”). Subsequently, the Company has taken an impairment expense of $150,000 against these 294,360 equity shares.

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

On November 16, 2018, Smaaash Private and the Smaaash Founders executed a letter of undertaking, pursuant to which they agreed to transfer 4,000,000 additional equity shares of Smaaash Private to the Company in consideration for 200,000 shares of our Common Stock, simultaneously with the issuance of the 300,000 equity shares of Smaaash Private to the Company on or prior to November 30, 2018, as permitted by the laws of India. Such additional shares of Smaaash Private were delivered to the Company.

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

Pursuant to the terms of the escrow agreement, the 2,000,000 Upfront Company Shares have been cancelled because the Additional Smaaash Shares were not transferred in full to the Company in the designated six-month period.

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

Following the acquisition of Simplicity Esports and Gaming, LLC the Company began generating revenue and incurring additional expenses. The Company has continued to generate revenues following the acquisition of PLAYLive. The Boca Raton, Florida corporate owned store was closed for remodeling on August 8, 2019 and is scheduled to reopen on October 12, 2019. The Deland, Florida corporate owned store was opened on August 17, 2019.

Segment and Related Information

Historically, the Company had one operating segment. However, with the acquisition of PLAYLive and the opening of two Company-owned retail stores, the Company’s operations are now managed through three operating segments: Franchise royalties and fees, Company-owned stores and Esports revenue. These three operating segments and corporate are presented below as its reportable segments.

Summarized financial information concerning our reportable segments for the three months ended August 31, 2019 is shown in the following table:

	Revenues	Net Income (loss)	Depreciation and Amortization	Capital Expenditures	Goodwill	Total Assets

Franchise royalties and fees	$47,000	$500	$400	$-	$2,226,000	$2,263,000
Company-owned stores	4,000	(24,000)	7,200	97,000	-	440,000
Esports revenue	23,000	(62,500)	-	-	4,456,000	5,947,000
Corporate	-	(197,000)	1,000	-	-	1,000,000
Total	$74,000	$(283,000)	$8,600	$97,000	$6,682,000	$9,650,000

Summary of Statement of Operations for the Three Months Ended August 31, 2019 and 2018:

Other Income

We have generated $81,067 of non-operating income, $2,504 in the form of interest income, $6,675 in interest expense and $85,238 in debt forgiveness income, for the three months ended August 31, 2019 as compared to $242,350 of interest income for the three months ended August 31, 2018.

Revenue

The Company’s revenue for the three months ended August 31, 2019 was $74,493, a 100% increase over the August 31, 2018 revenue of $-0-. This increase is due to the acquisition of Simplicity Esports, LLC and PLAYLive.

General and Administrative Expenses

General and administrative expenses for the three months ended August 31, 2019 was $438,952 as compared to $246,661 for the three months ended August 31, 2018, an increase of $192,291 or approximately 78%. The change is primarily attributable to the acquisition of Simplicity Esports, LLC and PLAYLive. The selling, general and administrative expenses of Simplicity Esports, LLC consist primarily of payroll and related costs, stock based compensation, professional services and depreciation and amortization. The selling, general and administrative expenses of PLAYLive consist primarily of payroll and related costs, computer and software related costs and rent.

Net Loss

Net loss for the three months ended August 31, 2019 was $283,393, as compared to net loss of $4,311 for the three months ended August 31, 2018.

Liquidity and Capital Resources

As of August 31, 2019, we had cash of $946,133, which is available for use by us to cover all of the Company’s costs including those associated with due diligence procedures and other general corporate purposes. In addition, as of August 31, 2019, we had accrued expenses of $476,860.

For the three months ended August 31, 2019, cash used in operating activities amounted to $572,923, mainly resulting from net loss of $283,393, a decrease of $223,603 of accrued expenses, an increase of accounts receivable of $57,074 and an addback of debt forgiveness income of $85,238, offset by stock issued for services of $27,00, and amortization and depreciation expense of $60,057. Changes in our operating liabilities and assets used cash of $291,350.

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

As reflected in the consolidated financial statements, the Company has an accumulated deficit at August 31, 2019, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has commenced operations and has begun to generate revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Revenue Recognition

As of January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted the standard using the modified retrospective method and the adoption did not have a material impact on its financial statements.

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

The following describes principal activities, separated by major product or service, from which the Company generates its revenues:

Company-owned Stores Sales

The Company-owned stores principally generate revenue from retail esports gaming centers. Revenues from Company-owned stores are recognized when the products are delivered or the service is provided.

Franchise Royalties and Fees

Franchise royalties which are based on a percentage of franchise store sales are recognized as sales occur. Any royalty reductions, including waivers or those offered as part of a new store development incentive or as incentive for other behaviors are recognized at the same time as the related royalty as they are not separately distinguishable from the full royalty rate. Franchise royalties are billed on a monthly basis.

The Company recognizes initial franchise license fee revenue, net of costs incurred, when the Company has performed substantially all the services required in the franchise agreement. Fees received that do not meet these criteria are recorded as deferred revenues until earned. Initial franchise fees are generally recognized once a location is opened to the public which is when management deems substantially all services required under the franchise agreements have been performed.

The Company offers various incentive programs for franchisees including royalty incentives, new restaurant opening incentives (i.e. development incentives) and other support initiatives. Royalties and franchise fees sales are reduced to reflect any royalty incentives earned or granted under these programs that are in the form of discounts.

Esports revenue

Esports revenue is a form of competition using video games. Most commonly, esports takes the form of organized, multiplayer video game competitions, particularly between professional players, individually or as teams. Revenues from Esports revenue are recognized when the competition is completed and prize money is awarded.

Accounts Receivable

Management believes that all accounts receivable are collectible; therefore, no allowance for doubtful accounts has been recorded. The Company estimates the allowance for doubtful accounts based on an analysis of specific customers (i.e. franchisees), taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable are written off against the allowance when management determines it is probable the receivable is worthless. Customer account balances with invoices dated over 90 days old are considered delinquent and considered in the allowance assessment. The Company performs credit evaluations of its customers and, generally, requires no collateral.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of August 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company will be implementing changes to design controls to enhance the evaluation of accounting transactions and its financial reporting process over the next year.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

Dated: October 11, 2019	/s/ Jed Kaplan
	Name:	Jed Kaplan
	Title:	Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

