Form 10-Q
period 2019-11-30
SIMPLICITY ESPORTS & GAMING Co
filed 2020-01-13
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

As of January 10, 2020, there were 7,858,975 shares of the Company’s common stock issued and outstanding.

SIMPLICITY ESPORTS AND GAMING COMPANY

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2019	May 31, 2019
	(UNAUDITED)
ASSETS

Current Assets
Cash and cash equivalents	$647,460	$1,540,158
Accounts receivable	67,971	-
Inventory	18,984	-
Prepaid expenses	5,671	-
Total Current Assets	740,086	1,540,158

Other Assets
Goodwill	6,682,416	4,456,250
Intangible assets, net	1,425,629	1,528,441
Deferred brokerage fees	800,919	-
Property and equipment	261,905	117,231
Right of use asset, operating lease	225,322	100,146
Security deposits	14,885	12,317
Due from related party	13,342	-
Total Other Assets	9,424,419	6,214,385

TOTAL ASSETS	$10,164,505	$7,754,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Loan payable- related party	$-	$93,761
Accounts payable	17,232	-
Accrued expenses	602,839	691,940
Convertible note payable	1,000,000	1,000,000
Operating lease obligation, current	76,559	32,045
Current portion of deferred revenues	715,350	-
Stock payable	50,000	-
Total Current Liabilities	2,461,980	1,817,746

Operating lease obligation, net of current portion	148,762	68,876
Deferred revenues, less current portion	923,712	-

Total Liabilities	3,534,454	1,886,622

Commitments	-	-

Stockholders’ Equity
Preferred stock - $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.0001 par value; 20,000,000 shares authorized; 7,858,975 and 7,003,975 shares issued and outstanding as of November 30, 2019 and May 31, 2019, respectively	786	700
Additional paid-in capital	11,034,952	9,442,027
Accumulated deficit	(4,421,528)	(3,574,806)
Total Simplicity Esports and Gaming Company Stockholders’ Equity	6,614,210	5,867,921
Non-Controlling Interest	15,841	-
Total Equity	6,630,051	5,867,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,164,505	$7,754,543

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018

Revenue
Franchise royalties and license fees	200,274	$-	$247,012	$-
Company-owned stores sales	45,224	-	49,643	-
Esports revenue	-	-	23,336	-
Total Revenue	245,498	-	319,991	-

Operating Expenses
General and Administrative expenses	(819,305)	(3,139,567)	(1,258,257)	(3,381,602)
Loss from Operations	(573,807)	(3,139,567)	(938,266)	(3,381,602)

Other Income / (Expense)
Debt Forgiveness Income	8,523	-	93,761	-
Interest Expense	(6,675)	-	(13,350)	-
Interest Income	457	163,694	2,961	401,418
Total Other Income / (Expense)	2,305	163,694	83,372	401,418

Loss Before Provision for Income Taxes	(571,502)	(2,975,873)	(854,894)	(2,980,184)

Provision for Income Taxes	-	-	-	-

Net loss attributable to noncontrolling interest	8,172		8,172

Net loss available to common shareholders	$(563,329)	$(2,975,873)	$(846,722)	$(2,980,184)

Basic and Diluted Net Loss per share	$(0.07)	$(1.21)	$(0.11)	$(1.27)

Basic and diluted Weighted Average Number of common shares outstanding	7,840,513	2,457,256	7,551,106	2,354,655

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2019

(UNAUDITED)

	Common Stock		Additional Paid-In	Non-Controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity

Balance - May 31, 2019	7,003,975	$700	$9,442,027		$(3,574,806)	$5,867,921

Shares issued for PLAYlive Nation acquisition	750,000	75	1,439,925		-	1,440,000

Vesting of Common Shares	-	-	63,000		-	63,000

Compensation to officer for shares issued for past services	-	-	90,000		-	90,000

Shares issued for vesting of employment agreement awards	105,000	11	-		-	11

Non-controlling interest of original investment in subsidiaries	-	-	-	24,013	-	24,013

Net loss attributable to noncontrolling interest	-	-	-	(8,172)		(8,172)

Net Loss, six months ended November 30, 2019	-	-	-		(846,722)	(846,722)

Balance - November 30, 2019	7,858,975	$786	$11,034,952	$15,841	$(4,421,528)	$6,630,051

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2018

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - May 31, 2018	2,252,743	$225	$5,009,310	$(9,534)	$5,000,001

Common shares issued	425	-	4,311	-	4,311
					-
Net loss	-	-	-	(4,311)	(4,311)

Balance - August 31, 2018	2,253,168	$225	$5,013,621	$(13,845)	$5,000,001

Common stock subject to redemption not redeemed	112,072	11	(7,138,003)	-	(7,137,992)

Shares issued for advisory services	208,000	21	2,124,979	-	2,125,000

Common stock issued to Smaaash Founders	2,000,000	200	-	-	200

Rights shares	546,150	55	379,083	-	379,138

Net loss	-	-	-	(2,975,873)	(2,975,873)

Balance - November 30, 2018	5,119,390	$512	$379,680	$(2,989,718)	$(2,609,526)

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED

(UNAUDITED)

	November 30, 2019	November 30, 2018

Cash flows from operating activities:
Net loss	$(854,895)	$(2,980,184)
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Interest earned on marketable securities held in trust account	-	(401,418)
Accrued expense to related party	-	3,620
Depreciation expense	21,148	-
Amortization expense	102,812	-
Debt forgiveness income	(93,761)	-
Issuance of shares for services	153,011	2,125,000
Changes in operating assets and liabilities:
Accounts receivable	(67,971)	-
Inventory	(18,984)	-
Prepaid expenses	(5,671)	3,114
Security deposits	(2,568)	-
Deferred brokerage fees	5,056	-
Deferred revenues	14,812	-
Accounts payable	13,658	-
Accrued expenses	(89,101)	872,291
Due from related party	(13,342)	-

Net cash used in operating activities	(835,796)	(377,577)

Cash flows from investing activities:
Investment at cost	-	(150,000)
Interest income released from Trust Account	-	401,418
Cash purchased in acquisition	26,180	-
Lease liability net of lease asset	(776)	-
Purchase of property and equipment	(156,319)	-

Net cash provided by (used in) investing activities	(130,915)	251,418

Cash flows from financing activities:
Payment of offering costs	-	(20,000)
Cash in trust	-	53,178,520
Non-controlling interest of original investment in subsidiaries	24,013	(45,455,596)
Private placement funds received	50,000	-
Net cash provided provided by financing activities	74,013	7,702,924

Net change in cash	(892,698)	7,576,765

Cash - beginning of period	1,540,158	458,063

Cash - end of period	$647,460	$8,034,828

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information

Common stock redemption obligation	$-	$7,973,300
Common stock issued for consideration in an acquisition	$1,440,000	$-
Acquisition of PLAYlive:
Goodwill	$2,226,166	$-
Property and equipment	$9,503	$-
Deferred brokerage fees	$805,975	$-
Accounts payable	$(3,574)	$-
Deferred revenue	$(1,624,250)	$-

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(UNAUDITED)

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

Through our wholly owned subsidiary Simplicity Esports, LLC, acquired on January 2, 2019 (see Note 6), we have begun to implement a unique approach to ensure the ultimate fan friendly esports experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community and we plan to use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry. Simplicity is an established brand in the Esports industry with an engaged fan base competing in popular games across different genres, including Apex Legends®, PUBG®, Gears of War®, Overwatch®, League of Legends®, Smite®, and various EA Sports® titles. Additionally, the Simplicity stream team encompasses a unique group of casters, influencers, and personalities all of whom connect to Simplicity’s dedicated fan base. Simplicity also has begun to open and operate esports gaming centers that will provide the public an opportunity to experience and enjoy gaming and Esports in a social setting, regardless of skill or experience.

Through our wholly owned subsidiary, PLAYlive Nation, Inc. (“PLAYlive”), acquired on July 29, 2019 (see Note 6), the Company has a network of franchised Gaming Centers across 13 states. PLAYlive offers a video gaming lounge concept to qualified franchisees. PLAYlive currently offers single-unit location franchises as well as agreements to develop multiple locations. This PLAYlive model is being interlaced with the esports gaming centers mentioned above to create the ultimate gaming center.

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on August 29, 2019. The interim results for the three and six months ended November 30, 2019 are not necessarily indicative of the results to be expected for the year ending May 31, 2020 or for any future interim periods.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

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

Basis of Consolidation

The consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, Simplicity Esports, LLC, PLAYlive Nation, Inc., and PLAYlive Nation Holdings, LLC and its 79% owned subsidiaries Simplicity Happy Valley, LLC and Simplicity Redmond, LLC.

In November 2019, the Company organized Happy Valley, LLC and Redmond, LLC for the purpose of converting a franchised store into a Company owned store.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(UNAUDITED)

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

The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods and services. Our revenue is derived from the three sources listed below.

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

The Company recognizes initial franchise license fee revenue, when the Company has performed substantially all the services required in the franchise agreement. Fees received that do not meet these criteria are recorded as deferred revenues until earned. The pre-opening services provided to franchisees do not contain separate and distinct performance obligations from the franchise right; thus, the fees collected will be amortized on a straight-line basis beginning at the store opening date through the term of the franchise agreement, which is typically 10 years. Franchise license renewal fees, which generally occur every 10 years, are billed before the renewal date. Fees received for future license renewal periods are amortized over the life of the renewal period.

The Company offers various incentive programs for franchisees including royalty incentives, new store opening incentives (i.e. development incentives) and other support initiatives. Royalties and franchise fees sales are reduced to reflect any royalty incentives earned or granted under these programs that are in the form of discounts.

Commissary sales are comprised of food and supplies sold to franchised stores and are recognized as revenue upon shipment or delivery of the related products to the franchisees. Payments are generally due within 30 days.

Fees for information services, including software maintenance fees, marketing fees and website maintenance, graphic and promotion fees are recognized as revenue as such services are provided.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(UNAUDITED)

Esports revenue

Esports revenue is a form of competition using video games. Most commonly, esports takes the form of organized, multiplayer video game competitions, particularly between professional players, individually or as teams. Revenues from Esports revenue are recognized when the competition is completed and prize money is awarded.

Deferred Revenues

Deferred revenues are classified as current or long-term based on when management estimates the revenues will be recognized.

The Company receives payments from franchisees in advance of all performance obligations having been met, including but not limited to franchise locations being opened. As certain conditions agreed to in these franchise agreements are performed, revenues are recognized.

Deferred costs include commissions paid to brokers related to the sale of specific new franchises which have not met revenue recognition criteria as of November 30, 2019. These costs are recognized in the same period as the initial franchise fee revenue is recognized.

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

Intangible Assets and impairment

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. The Company has intangible assets subject to amortization related to its acquisition of Simplicity Esports, LLC and PLAYlive Nation, Inc. These costs are included in intangible assets on our consolidated balance sheet and amortized on a straight-line basis when placed into service over their estimated useful lives of the costs, which is 3 to 5 years.

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

NOVEMBER 30, 2019

(UNAUDITED)

Goodwill

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but we assess our goodwill for impairment at least annually. Our assessment date was January 31, 2019 and qualitative considerations indicated no impairment.

Franchise Locations

Through PLAYlive, the Company’s wholly owned subsidiary the Company has entered into franchise agreements with third parties. As of November 30, 2019, approximately 47 locations were open and operating, in various states including Arizona, California, Idaho, Florida, Maryland, Michigan, Mississippi, Montana, Oregon, South Carolina, Texas, Utah and Washington.

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

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02-Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company adopted this update as of January l, 2019 using the modified retrospective transition method and prior periods have not been restated. Upon implementation, the Company recognized an initial operating lease right-of-use asset of $110,003 and operating lease liability of $107,678. Due to the simplistic nature of the Company’s leases, no retained earnings adjustment was required. See Note 8 for further details

Basic Income (Loss) per share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Basic income (loss) per share is calculated by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by dividing the Company’s net income (loss) by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

At November 30, 2019, the Company had a convertible note and common stock warrants that could be converted into approximately, 6,924,000 common shares. These are not presented in the consolidated statements of operations as the effect of these shares is anti- dilutive.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

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

Recently Issued and Recently Adopted Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This guidance is effective for the Company as of January 1, 2019. Based on the completed analysis, the Company has determined the adjustment did not have a material impact on the financial statements.

The Company periodically reviews new accounting standards that are issued. Although some of these accounting standards may be applicable to the Company, the Company has not identified any other new standards that it believes merit further discussion, and the Company expects that none would have a significant impact on its financial statements.

Going Concern, Liquidity and Management’s Plan

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company has an accumulated deficit at November 30, 2019, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(UNAUDITED)

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant, and equipment—at cost, less accumulated depreciation:

November 30, 2019
Leasehold improvements	52,189
Property and equipment	236,147

Total cost	288,336

Less accumulated depreciation	(26,431)

Net, property plant and equipment	$261,905

Depreciation expense for the six months ended November 30, 2019 and 2018 was $21,148 and $0, respectively.

NOTE 4 - INTANGIBLE ASSETS

The following tables set forth the intangible assets, including accumulated amortization as of November 30, 2019:

	November 30, 2019
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Non-Competes	4 years	$1,023,118	$187,572	$835,546
Trademarks	Indefinite	588,000	-	588,000
Internet domain	2 years	3,000	917	2,083
		$1,614,118	$188,489	$1,425,629

Amortization expense for the six months ended November 30, 2019 and 2018 was $102,812 and $0, respectively.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(UNAUDITED)

NOTE 5 - ACQUISITIONS

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

Revenue and net loss included in the six months ended November 30, 2019 consolidated financial statements attributable to Simplicity Esports, LLC is approximately $67,000 and $413,000, respectively.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(UNAUDITED)

The following unaudited pro forma information below presents the consolidated results operations data as if the acquisition of Simplicity Esports, LLC took place on June 1, 2018:

Six Months Ended November 30, 2018

Total Revenue	$16,000
Net Loss	$(3,180,000)
Basic Net Loss Per Share	$(1.35)

PLAYlive Nation Acquisition

On July 29, 2019, the Company entered into a definitive agreement to acquire PLAYlive for total consideration of 750,000 shares of common stock. The PLAYlive acquisition closed on July 30, 2019.

Founded in 2009 PLAYlive has a network of 44 franchised Gaming Centers across 13 states, serving over 150,000 unique gamers annually. The PLAYlive Centers offer customers a specialized entertainment gaming experience within a social setting. Customers are provided the opportunity to play and compete across an array of gaming titles on both consoles and high performance gaming PCs. Additionally, PLAYlive Gaming Centers serve as community gathering spaces for enthusiasts to play both board and card games such as Magic: The Gathering, Yu-Gi-Oh, and Pokémon.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(UNAUDITED)

Revenue and net loss included in the six months ended November 30, 2019 consolidated financial statements attributable to PLAYlive is approximately $220,000 and $18,000, respectively.

The following unaudited pro forma information below presents the consolidated results operations data as if the acquisition of PLAYlive took place on June 1, 2018:

	Six Months Ended November 30, 2019	Six Months Ended November 30, 2018

Total Revenue	$437,000	$350,000
Net Loss	$(890,000)	$(3,017,000)
Basic Net Loss Per Share	$(0.12)	$(1.28)

NOTE 6 — RELATED PARTY TRANSACTIONS

The Sponsor loaned the Company $201,707 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering and working capital purposes. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2017 or the closing of the Initial Public Offering. At November 30, 2018, $120,089 of the Sponsor’s loan was repaid. As of May 31, 2019, the balance of the Sponsor loan was $93,761, including imputed interest of $8,523. In August of 2019, the sponsor forgave this remaining balance and the Company recorded it as debt forgiveness income.

The Company maintains its cash balance at a financial services company that is owned by an officer of the Company.

As of November 30, 2019, the Company is owed $13,342 from the former PLAYlive owners. The advance is non-interest bearing and will be paid back within 90 days of the closing of the PLAYlive acquisition.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Nasdaq Delisting

On December 10, 2018, the Company received a written notice (the “Notice”) from the Listing Qualifications Division of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company has not complied with the requirements of IM-5101-2 of the listing rules of Nasdaq (the “Listing Rules”).

The Notice stated that after its Business Combination, the Company had not demonstrated that its common stock met Listing Rule 5505(b)(1) that requires a market value of publicly held shares of at least $15 million. Additionally, the Company has not provided evidence that its common stock has at least 300 round lot holders as required by Listing Rule 5505(a)(3) and that its warrant has at least 400 round lot holders as required by Listing Rule 5515(a)(4). Finally,the Company does not comply with Listing Rule 5515(a)(2) which requires that for initial listing of a warrant the underlying security must be listed on Nasdaq.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(UNAUDITED)

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(UNAUDITED)

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

The original amount of the promissory note was $1,800,000, the total amount of the two exchange notes is $1,500,000, and the difference of $300,000 has been recorded as debt forgiveness income during the three months ended February 28, 2019.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(UNAUDITED)

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(UNAUDITED)

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

As of November 30, 2019, operating lease right-of-use assets and liabilities arising from operating leases was $225,322 and $225,321, respectively. During the six months ended November 30, 2019, cash paid for amounts included for the measurement of lease liabilities was approximately $16,000 and the Company recorded operating lease expense of approximately $32,000.

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the shares of the Company’s common stock are entitled to one vote for each share. At November 30, 2019, there were 7,858,975 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At November 30, 2019, there were no shares of preferred stock issued or outstanding.

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

For the year ended May 31, 2019, the Company sold 962,500 units for gross proceeds of $1,925,000. During the six months ended November 30, 2019, the Company sold 25,000 units for gross proceeds of $50,000, the common shares underlying the units have not been issued yet and the $50,000 is included on the balance sheet with current liabilities.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(UNAUDITED)

During the six months ended November 30, 2019, the Company issued 750,000 shares of common stock for the acquisition of PLAYlive. The shares were valued at $1,440,000 the fair value at the time of issuance.

Stock-Based Compensation

On March 27, 2019, the Company issued 180,000 shares of common stock to three employees. The shares were issued in conjunction with their employment agreements and vest ratably through December 31, 2019. As of November 30, 2019, 180,000 shares have vested, and for the year ended May 31, 2019 and the six months ended November 30, 2019, the Company recognized $27,000 and $63,000 of stock-based compensation, respectively, based on the trading price on March 27, 2019 (measurement date) of $0.60 per share. As of November 30, 2019, unrecognized compensation cost related to these shares is nil.

In November 2019, the Company recorded $90,000 of stock-based compensation for shares issued to an officer for past services provided.

Warrants

For the year ended May 31, 2018, the Company issued 5,461,500 warrants in conjunction with its Initial Public Offering. These warrants are exercisable for five years from November 20, 2018, the date of the initial business combination and have an exercise price equal to $11.50.

For the year ended May 31, 2019, the Company issued 962,500 warrants in conjunction with the above-mentioned private placement. These warrants are exercisable for 5 years and have an exercise price of $4.00

A summary of the status of the Company’s outstanding stock warrants for the six months ended November 30, 2019 is as follows:

	Number of Shares	Average Exercise Price	Expiration Date
Outstanding – May 31, 2019	6,424,000	10.38

Granted – November 30, 2019	-
Outstanding – November 30, 2019	6,424.000	$10.38	May 2024
Warrants exercisable at November 30, 2019	6,424,000

NOTE 9 — SEGMENT AND RELATED INFORMATION

Historically, the Company had one operating segment. However, with the acquisition of PLAYlive and the opening of Company-owned retail stores, the Company’s operations are now managed through three operating segments: Franchise royalties and license fees, Company-owned stores and Esports revenue. These three operating segments and corporate are presented below as its reportable segments.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2019

(UNAUDITED)

Summarized financial information concerning our reportable segments for the six months ended November 30, 2019 is shown in the following table:

	Revenues	Net Loss	Depreciation and Amortization	Capital Expenditures	Goodwill	Total Assets

Franchise royalties and license fees	$247,000	$(9,000)	$2,000	$-	$2,226,000	$3,147,000
Company-owned stores	50,000	(142,000)	19,000	153,000	-	558,000
Esports revenue	23,000	(97,000)	103,000	3,000	4,456,000	5,890,000
Corporate	-	(607,000)	-	-	-	569,000
Total	$320,000	$(855,000)	$124,000	$156,000	$6,682,000	$10,164,000

NOTE 10 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

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

Overview

We are a North American esports organization. We have implemented a unique approach to ensure the ultimate fan friendly experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Utilizing the vast resources from within the ownership group, we have already established an impressive management team and roster. Our management and players are well known influencers within the esports community and we plan to use their skill to create a seamless content creation pan to help gamers feel closer to our brand than any other in the scene. Our organization intends to take the opportunity to create a platform that will help grow esports for generations of gamers.

For the six months ended November 30, 2019 and 2018, we generated revenues of $319,991 and $0 and reported net losses of $846,722 and $2,980,184, respectively, and negative cash flow from operating activities of $835,797 and $377,577, respectively. As of November 30, 2019, we had an accumulated deficit of $4,420,637.

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

Background of Simplicity Esports, LLC

Founded in 2017, Simplicity Esports LLC is committed to growing and enhancing the esports industry, fostering the development of amateurs to compete professionally, and signing established professional gamers to support their paths to greater success. Esports (also known as electronic sports, e-sports, or eSports) is a form of competition using video games. Most commonly, esports takes the form of organized, multiplayer video game competitions, particularly between professional players, individually or as teams. Our continued accomplishments in various games is a driving force behind the growth of our fan base including viewership of our content.

As of January 4, 2019, upon the completion of the acquisition of Simplicity Esports LLC, the business of Simplicity Esports LLC has now become the primary business of the Company. Simplicity Esports LLC is an established brand in the Esports industry with an engaged fan base competing in popular games across different genres, including Apex Legends®, PUBG®, Gears of War®, Overwatch®, League of Legends®, SMITE®, and various EA Sports® titles. The Simplicity Esports LLC stream team encompasses over 50 casters, influencers and personalities who connect to a dedicated fan base. Simplicity Esports LLC’s notoriety in the industry is evidenced by its audience that views millions of minutes of Simplicity Esports LLC content monthly, via various social media outlets including YouTube, Twitter and Twitch.

The acquisition of Simplicity Esports LLC creates a pure play esports team and entertainment platform opportunity, which we believe will increase shareholder value and boost our growth strategy as we endeavor the build out of our brick and mortar esports centers. Through Simplicity Esports LLC, the Company has begun to implement a unique approach to ensure the ultimate fan friendly esports experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community and we plan to use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry. Simplicity Esports LLC has opened and is operating two corporate-owned retail esports gaming centers (“Simplicity Esports Gaming Centers”) that provide the public an opportunity to experience. The esports gaming centers provide gamers a venue to compete in our monthly national tournaments.

Acquisition of PLAYlive

On July 30, 2019 (“Closing Date”), we acquired a 100% interest in PLAYlive Nation, Inc. (“PLAYlive”) by way of merger (“Merger”) pursuant to an Agreement and Plan of Merger, dated July 25, 2019 (“Merger Agreement”), whereby we acquired 100% of the issued and outstanding common stock of PLAYlive from the selling stockholders (“PLAYlive Stockholders”) of PLAYlive in exchange for 750,000 shares of our common stock. Following the Merger, PLAYlive became our wholly owned subsidiary. On the Closing Date, each of the PLAYlive Stockholders entered into a one-year lock-up agreement with the Company and each of Duncan Wood, Jordan C. Jenson, and Alec T. Carpenter entered into an employment agreement with PLAYlive.

PLAYlive has 44 operational franchise social gaming lounges across 13 states focused on uniting like-minded esports players of all ages and to creating strong community-based relationships among gamers. PLAYlive is also the franchisor to the franchise business that sells franchisees the franchising rights to a specific territory for a fee, and assists with the creation and buildout of their esports gaming centers. Once an esports gaming center is opened, PLAYlive provides operational guidance, support, and use of branding elements in exchange for a monthly royalty fee calculated as 6% of gross sales, and a national marketing fee of 1% of gross sales. Key features of each gaming lounge are as follows:

●	Offers the newest games available for play;
●	Provides gamers with a clean, fun, and cool atmosphere to play and socialize with other gamers out of the house and meet new people;
●	Permits gamers to compete against others in real life for notoriety;
●	Holds events regularly such as national and local tournaments, leagues, & more; and
●	Sells gaming-related merchandise

The combination of Simplicity Esports LLC and the PLAYlive Nation esports gaming centers gives us the largest footprint of esports gaming centers in North America. Over the next 12 months, existing PLAYlive Nation esports gaming centers will be rebranded to Simplicity Esports centers. All newly opened franchise esports gaming centers will be branded as Simplicity Esports centers. All gaming centers in our footprint will be participating venues in our national esports tournaments.

Apex Legends®, PUBG®, Gears of War®, Overwatch®, League of Legends®, SMITE® and EA Sports® are registered trademarks of their respective owners.

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

Following the acquisition of Simplicity Esports and Gaming, LLC, the Company began generating revenue and incurring additional expenses. The Company has continued to generate revenues following the acquisition of PLAYlive.

Segment and Related Information

Historically, the Company had one operating segment. However, with the acquisition of PLAYlive and the opening of Company-owned retail stores, the Company’s operations are now managed through three operating segments: Franchise royalties and license fees, Company-owned stores and Esports revenue. These three operating segments and corporate are presented below as its reportable segments.

Summarized financial information concerning our reportable segments for the six months ended November 30, 2019 is shown in the following table:

	Revenues	Net Loss	Depreciation and Amortization	Capital Expenditures	Goodwill	Total Assets

Franchise royalties and license fees	$247,000	$(9,000)	$2,000	$-	$2,226,000	$3,147,000
Company-owned stores	50,000	(142,000)	19,000	153,000	-	558,000
Esports revenue	23,000	(97,000)	103,000	3,000	4,456,000	5,890,000
Corporate	-	(607,000)	-	-	-	569,000
Total	$320,000	$(855,000)	$124,000	$156,000	$6,682,000	$10,164,000

Summary of Statement of Operations for the Three Months Ended November 30, 2019 and 2018:

Other Income

We generated $2,305 of non-operating income, $457 of interest income, $6,675 in interest expense and $8,523 in debt forgiveness income, for the three months ended November 30, 2019, as compared to $163,694 of interest income, $0 of interest expense and $0 in debt forgiveness income for the three months ended November 30, 2018.

Revenue

The Company’s revenue for the three months ended November 30, 2019 was $245,498, a 100% increase over the November 30, 2018 revenue of $0. This increase is due to the acquisition of Simplicity Esports, LLC and PLAYlive.

General and Administrative Expenses

General and administrative expenses for the three months ended November 30, 2019 was $819,305 as compared to $3,139,567 for the three months ended November 30, 2018, a decrease of $2,320,262. The change is primarily attributable to the acquisition of Simplicity Esports, LLC and PLAYlive. The selling, general and administrative expenses of Simplicity Esports, LLC consist primarily of payroll and related costs, operating costs, stock based compensation, professional services, rent and depreciation and amortization. The selling, general and administrative expenses of PLAYlive consist primarily of payroll and related costs, operating costs, computer and software related costs and rent. The general and administrative costs for the three months ended November 30, 2018 consisted primarily of stock-based compensation and legal fees.

Net Loss

Net loss for the three months ended November 30, 2019 was $563,329, as compared to net loss of $2,975,873 for the three months ended November 30, 2018.

Summary of Statement of Operations for the Six Months Ended November 30, 2019 and 2018:

Other Income

We generated $83,372 of non-operating income, $2,961 of interest income, $13,350 in interest expense and $93,731 in debt forgiveness income, for the six months ended November 30, 2019 as compared to $401,418 of interest income, $0 in interest expense and $0 in debt forgiveness income for the six months ended November 30, 2018.

Revenue

The Company’s revenue for the six months ended November 30, 2019 was $319,991, a 100% increase over the November 30, 2018 revenue of $0. This increase is due to the acquisition of Simplicity Esports, LLC and PLAYlive.

General and Administrative Expenses

General and administrative expenses for the six months ended November 30, 2019 was $1,258,257 as compared to $3,381,602 for the six months ended November 30, 2018, a decrease of $2,123,345. The change is primarily attributable to the acquisition of Simplicity Esports, LLC and PLAYlive. The selling, general and administrative expenses of Simplicity Esports, LLC consist primarily of payroll and related costs, operating costs, stock based compensation, professional services, rent and depreciation and amortization. The selling, general and administrative expenses of PLAYlive consist primarily of payroll and related costs, operating costs, computer and software related costs and rent. The general and administrative costs for the six months ended November 30, 2018 consisted primarily of stock-based compensation and legal fees. For the six months ended November 30, 2019 and 2018 general and administrative Expenses included non-cash expenses of $277,241 and $2,125,000, respectively. For the six months ended November 30, 2019 non-cash expenses consisted of depreciation, amortization and common shares issued for services. For the six months ended November 30, 2018 non-cash expenses consisted of common shares issued for services.

Net Loss

Net loss for the six months ended November 30, 2019 was $846,722, as compared to net loss of $2,980,184 for the six months ended November 30, 2018.

Liquidity and Capital Resources

As of November 30, 2019, we had cash of $647,460, which is available for use by us to cover the Company’s expenses, including those associated with due diligence procedures and other general corporate purposes. In addition, as of November 30, 2019, we had accrued expenses of $602,839.

For the six months ended November 30, 2019, cash used in operating activities amounted to $835,796, primarily resulting from net loss of $854,894, a decrease of $97,624 of accrued expenses, an increase of accounts receivable of $67,971 and an addback of debt forgiveness income of $85,238, offset by stock issued for services of $153,000, and amortization and depreciation expense of $123,960. Changes in our operating liabilities and assets used cash of $172,635.

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

As reflected in the unaudited consolidated financial statements, the Company has an accumulated deficit at November 30, 2019, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Contractual obligations

Except as set forth herein, we do not have any long-term capital lease obligations, operating lease obligations or long-term liabilities.

On November 20, 2018, the Company entered into a settlement and release agreement (the “Settlement Agreement”) with Maxim Group, LLC (“Maxim”), the underwriter for the Company’s initial public offering. Pursuant to the Settlement Agreement, the Company made a cash payment of $20,000 to Maxim and issued a demand secured promissory note in favor of Maxim in the amount of $1.8 million to settle the payment obligations of the Company under the underwriting agreement dated August 16, 2017, by and between the Company and Maxim. The Company also agreed to remove the restrictive legends on an aggregate of 52,000 shares of its common stock held by Maxim and its affiliate.

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

Revenue Recognition

As of January 1, 2018, the Company adopted the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted the standard using the modified retrospective method and the adoption did not have a material impact on its financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of November 30, 2019.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

Dated: January 10, 2020		/s/ Jed Kaplan
	Name:	Jed Kaplan
	Title:	Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

