Form 10-Q
period 2020-02-29
SIMPLICITY ESPORTS & GAMING Co
filed 2020-04-14
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

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

(Former name, former address and former fiscal year, if changed since last report)

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

As of April 14, 2020, there were 7,863,975 shares of the Company’s common stock issued and outstanding.

SIMPLICITY ESPORTS AND GAMING COMPANY

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 29, 2020	May 31, 2019
	(UNAUDITED)
ASSETS

Current Assets
Cash and cash equivalents	$235,679	$1,540,158
Accounts receivable	95,644	-
Inventory	22,822	-
Prepaid expenses	10,133	-
Total Current Assets	364,278	1,540,158

Other Assets
Goodwill	5,107,141	4,456,250
Intangible assets, net	2,246,223	1,528,441
Deferred brokerage fees	189,682	-
Property and equipment	252,966	117,231
Right of use asset, operating lease	210,602	100,146
Security deposits	14,885	12,317
Due from related party	12,699	-
Deferred equity issuance costs	74,198	-
Total Other Assets	8,108,396	6,214,385

TOTAL ASSETS	$8,472,674	$7,754,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Loan payable- related party	$-	$93,761
Accounts payable	69,048	-
Accrued expenses	548,307	691,940
Convertible note payable	1,000,000	1,000,000
Operating lease obligation, current	56,869	32,045
Common stock payable	50,000	-
Total Current Liabilities	1,724,224	1,817,746

Operating lease obligation, net of current portion	153,732	68,876
Deferred revenues	371,711	-

Total Liabilities	2,249,667	1,886,622

Commitments	-	-

Stockholders’ Equity
Preferred stock - $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.0001 par value; 20,000,000 shares authorized; 7,858,975 and 7,003,975 shares issued and outstanding as of February 29, 2020 and May 31, 2019, respectively	786	700
Additional paid-in capital	11,034,952	9,442,027
Accumulated deficit	(4,825,730)	(3,574,806)
Total Simplicity Esports and Gaming Company Stockholders’ Equity	6,210,008	5,867,921
Non-Controlling Interest	12,999	-
Total Equity	6,223,007	5,867,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,472,674	$7,754,543

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Revenue
Franchise royalties and license fees	$140,209	$-	$387,221	$-
Franchise termination revenue	44,984	-	44,984	-
Company-owned stores sales	105,070	-	154,713	-
Esports revenue	90,538	14,070	113,874	14,070
Total Revenue	380,801	14,070	700,792	14,070

Cost of Goods Sold	(214,444)	-	(348,313)	-

Gross Margin	166,357	14,070	352,479	14,070

Operating Expenses
General and Administrative Expenses	(567,953)	(430,010)	(1,692,341)	(3,811,612)
Loss from Operations	(401,596)	(415,940)	(1,339,862)	(3,797,542)

Other Income (Expense)
Debt Forgiveness Income	-	300,000	93,761	300,000
Interest Expense	(6,675)	-	(20,025)	-
Interest Income	70	164	3,031	401,582
Rebate Income	1,116	-	1,116	-
Total Other Income (Expense)	(5,489)	300,164	77,883	701,582

Loss Before Provision for Income Taxes	(407,085)	(115,776)	(1,261,979)	(3,095,960)

Provision for Income Taxes	-	-	-	-

Net loss attributable to noncontrolling interest	2,883	-	11,055	-

Net loss available to common shareholders	$(404,202)	$(115,776)	$(1,250,924)	$(3,095,960)

Basic and diluted net loss per share	$(0.05)	$(0.02)	$(0.16)	$(0.87)

Basic and diluted weighted average number of common shares outstanding	7,858,975	5,790,781	7,653,355	3,575,419

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2019

(UNAUDITED)

	Common Stock		Common Stock Issuable		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - May 31, 2018	2,252,743	$225	-	$-	$5,009,310	$(9,534)	$5,000,001

Shares issued for advisory services	423	-	-	-	4,311	-	4,311
Net loss	-	-	-	-	-	(4,311)	(4,311)

Balance - August 31, 2018	2,253,166	225	-	-	5,013,621	(13,845)	5,000,001

Common stock subject to redemption	112,497	11	-	-	-	-	11
Common stock redemption	(451,563)	(45)	-	-	(6,635,207)	-	(6,635,252)
Shares issued for advisory services	207,577	21	-	-	2,120,668	-	2,120,689
Common stock issued to Smaaash Founders	2,000,000	200	-	-	-	-	200
Rights shares	546,150	54	-	-	383,161	-	383,215
Net loss	-	-	-	-	-	(2,975,873)	(2,975,873)

Balance -November 30, 2018	4,667,827	466	-	-	882,243	(2,989,718)	(2,107,009)

Common shares issued in acquisition	1,000,000	100	-	-	6,089,900	-	6,090,000
Common shares issuable from acquisition	-	-	2,000,000	200	-	-	200
Common shares issuable from employment agreements	-	-	30,000	3	-	-	3
Common shares issued for convertible note	193,648	20	-	-	499,980	-	500,000
Net loss	-	-	-	-	-	(115,776)	(115,776)

Balance - February 28, 2019	5,861,475	$586	$2,030,000	$203	$7,472,123	$(3,105,494)	$4,367,418

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED FEBRUARY 29, 2020

(UNAUDITED)

	Common Stock		Additional Paid-In	Non-Controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity

Balance - May 31, 2019	7,003,975	$700	$9,442,027	$-	$(3,574,806)	$5,867,921

Shares issued for PLAYlive Nation acquisition	750,000	75	1,439,925	-	-	1,440,000
Vesting of Common Shares	-	-	27,000	-	-	27,000
Net loss	-	-	-	-	(283,393)	(283,393)

Balance - August 31, 2019	7,753,975	775	10,908,952	-	(3,858,199)	7,051,528

Compensation to officer for shares issued for past services	-	-	90,000	-	-	90,000
Shares issued for vesting of employment agreement awards	105,000	11	-	-	-	11
Vesting of Common Shares	-	-	36,000	-	-	36,000
Non-controlling interest of original investment in subsidiaries	-	-	-	24,054	-	24,054
Net loss attributable to noncontrolling interest	-	-	-	(8,172)	-	(8,172)
Net loss	-	-	-	-	(563,329)	(563,329)

Balance - November 30, 2019	7,858,975	786	11,034,952	15,882	(4,421,528)	6,630,092

Net loss attributable to noncontrolling interest	-	-	-	(2,883)	-	(2,883)
Net loss	-	-	-	-	(404,202)	(404,202)

Balance - February 29, 2020	7,858,975	$786	$11,034,952	$12,999	$(4,825,730)	$6,223,007

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	February 29, 2020	February 28, 2019

Cash flows from operating activities:
Net loss	$(1,261,979)	$(3,095,960)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Interest earned on marketable securities held in trust account	-	(401,582)
Impairment of cost method investment	-	150,000
Depreciation expense	37,240	-
Amortization expense	154,218	-
Debt forgiveness income	(93,761)	(300,000)
Issuance of shares for services	153,011	2,169,143
Changes in operating assets and liabilities:
Accounts receivable	(95,645)	-
Inventory	(22,822)	-
Prepaid expenses	(10,133)	3,114
Security deposits	(2,568)	-
Deferred brokerage fees	(59,051)	-
Deferred revenues	126,080	-
Accounts payable	65,474	-
Deferred legal fees	-	(100,000)
Accrued expenses	(143,632)	751,438
Due from related party	(12,699)	-
Net cash used in operating activities	(1,166,267)	(823,847)

Cash flows from investing activities:
Cash purchased in acquisition	26,180	75,930
Investment at cost	-	(150,000)
Lease liability net of lease asset	(776)	-
Purchase of property and equipment	(163,472)	(51,350)
Net cash used in investing activities	(138,068)	(125,420)

Cash flows from financing activities:
Proceeds from note payable - related party, net	-	3,620
Settlement of redeemable common stock		(46,291,685)
Cash held in trust account used to settle common stock redemption obligation	-	(7,620,432)
Cash in trust	-	54,645,364
Deferred financing costs	(74,198)	-
Non-controlling interest of original investment in subsidiaries	24,054	-
Private placement funds received	50,000	1,000,003
Net cash used in financing activities	(144)	1,736,870

Net change in cash	(1,304,479)	787,603

Cash - beginning of period	1,540,158	458,063

Cash - end of period	$235,679	$1,245,666

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2020

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

The Company is a global esports organization, with an established brand, that is capitalizing on the growth in esports through three business units, Simplicity One Brasil Ltda (“Simplicity One”), Simplicity Esports, LLC (“Simplicity Esports LLC”) and PLAYlive Nation, Inc. (“PLAYlive”).

The Company owns and manages numerous professional esports teams domestically and internationally. Revenue is generated from prize winnings, corporate sponsorships, advertising, league subsidy payments and potential league revenue sharing payments from the publishers of video games. Through a wholly owned subsidiary Simplicity Esports LLC, the Company owns and manages numerous professional esports teams competing in games such as Overwatch, Apex Legends, PUBG and more. We are committed to growing and enhancing the esports industry, fostering the development of amateurs to compete professionally and signing established professional gamers to support their paths to greater success. Through a 90% owned subsidiary Simplicity One, the Company manages Flamengo eSports, one of the leading Brazilian League of Legends® teams. Flamengo eSports was established in 2017 as the Esports division of Clube de Regatas do Flamengo, a successful Brazilian sports organization, known for its world-famous soccer team. Flamengo eSports’ League of Legends® team won the CBLoL Championship in September 2019, which qualified the team to compete at the 2019 League of Legends® World Championship in Europe as one of 24 teams from 13 different regions around the world.

The Company owns and operates corporate and franchise esports gaming centers, through wholly owned subsidiaries, Simplicity Esports LLC and PLAYlive, throughout the U.S. giving casual gamers the opportunity to play in a social setting with other members of the gaming community. In addition, aspiring and established professional gamers can compete in local and national esports tournaments held in the Company’s gaming centers for prizes, notoriety, and potential contracts to play for one of our professional esports teams. In this business unit, revenue is generated from the sale of game time, memberships, tournament entry fees, birthday party events, corporate party events, concessions and gaming-related merchandise.

The Company’s business plan encompasses a brick and click physical and digital approach to further recognize revenue from all verticals, which we believe to be unique in the industry. The physical centers, together with the Company’s esports teams, lifestyle brand and marketing campaigns offer opportunities for additional revenue via strategic partnerships with both endemic and non-endemic brands. The Company’s goal is to further engage a diverse fan base with a 360-degree approach driving traffic to both our digital platform and physical real estate to maximize the monetization opportunities with these relationships. In addition, we have proprietary intellectual capital, fan engagement strategies and brand development blueprints which complement our publicly available information.

Simplicity Esports LLC has already opened and is operating four corporate-owned retail Simplicity Esports Gaming Centers. The first Simplicity Esports Gaming Center was opened on May 3, 2019. Furthermore, the Company has engaged a national tenant representation real estate broker to assist in the strategic planning and negotiations for our future Simplicity Esports Gaming Center locations. The Company contemplates that new Simplicity Esports Gaming Centers will be funded by the Company as well as a combination of tenant improvement allowances from landlords and sponsorships.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2020

UNAUDITED

Due to unsolicited interest from potential franchisees, the Company has launched a franchising program to accelerate the expansion of planned nationwide footprint. The Company sells specific franchise territories, through a wholly owned subsidiary PLAYlive, and assists with the establishment and buildout of esports gaming centers to potential business owners that desire to use the Company’s branding, infrastructure and process to open and operate gaming centers. Franchise revenue is generated from the sale of franchise territories, supplying furniture, equipment and merchandise to the franchisees for buildout of their centers, a gross sales royalty fee and a national marketing fee. We license the use of our branding, assist in identifying and negotiating commercial locations, assist in overseeing the buildout and development, provide access to proprietary software for point of sale, inventory management, employee training and other HR functions. Franchisees also can participate in our national esports tournament events, and benefit from the growing profile of our professional esports teams. Once an esports gaming center is opened, the Company provides operational guidance, support and use of branding elements in exchange for a monthly royalty fee calculated as 6% of gross sales and a national marketing fee of 1% of gross sales. To date, the Company has sold five of these franchises.

The combination of the esports gaming centers, owned or franchised by wholly owned subsidiaries Simplicity Esports LLC or PLAYlive, provides the Company with what it believes will be the largest footprint of esports gaming centers in North America. Over the next 12 months, existing PLAYlive esports gaming centers will be rebranded to Simplicity Esports gaming centers. All newly opened franchise esports gaming centers will be branded as Simplicity Esports gaming centers. All gaming centers in our footprint will be participating venues in the Company’s national esports tournaments.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on August 29, 2019. The interim results for the three and nine months ended February 29, 2020 are not necessarily indicative of the results to be expected for the year ending May 31, 2020 or for any future interim periods.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2020

UNAUDITED

Basis of Consolidation

The consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, Simplicity Esports, LLC, PLAYlive Nation, Inc., and PLAYlive Nation Holdings, LLC, its 90% owned subsidiary Simplicity One Brasil Ltd, and its 79% owned subsidiaries Simplicity Happy Valley, LLC and Simplicity Redmond, LLC.

In November 2019, the Company organized Simplicity Happy Valley, LLC and Simplicity Redmond, LLC for the purpose of converting a franchised store into a Company owned store.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

FEBRUARY 29, 2020

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

The following describes principal activities, separated by major product or service, from which the Company generates its revenues:

Company-owned Stores Sales

The Company-owned stores principally generate revenue from retail esports gaming centers. Revenues from Company-owned stores are recognized when the products are delivered, or the service is provided.

Franchise Royalties and Fees

Franchise royalties are based on six percent of franchise store sales after a minimum level of sales occur and are recognized as sales occur. Any royalty reductions, including waivers or those offered as part of a new store development incentive or as incentive for other behaviors, are recognized at the same time as the related royalty, as they are not separately distinguishable from the full royalty rate. Franchise royalties are billed on a monthly basis.

The Company recognizes initial franchise license fee revenue when the Company has performed substantially all the services required in the franchise agreement. Fees received that do not meet these criteria are recorded as deferred revenues until earned. The pre-opening services provided to franchisees do not contain separate and distinct performance obligations from the franchise right; thus, the fees collected will be amortized on a straight-line basis beginning at the store opening date through the term of the franchise agreement, which is typically 10 years. Franchise license renewal fees, which generally occur every 10 years, are billed before the renewal date. Fees received for future license renewal periods are amortized over the life of the renewal period.

The Company offers various incentive programs for franchisees including royalty incentives, new store opening incentives (i.e. development incentives) and other support initiatives. Royalties and franchise fees sales are reduced to reflect any royalty incentives earned or granted under these programs that are in the form of discounts.

Commissary sales are comprised of gaming equipment and supplies sold to franchised stores and are recognized as revenue upon shipment or delivery of the related products to the franchisees. Payments are generally due within 30 days.

Fees for information services, including software maintenance fees, marketing fees and website maintenance, graphic and promotion fees are recognized as revenue as such services are provided.

Esports revenue

Esports is a form of competition using video games. Most commonly, esports takes the form of organized, single player and multiplayer video game tournaments or leagues, particularly between professional players, individually or as teams. Revenues from Esports revenues are recognized when the competition is completed, and prize money is awarded. Revenues earned from team sponsorships, prize winnings, league sponsorships, and from the Company’s share of league revenues are included in esports revenue.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2020

UNAUDITED

Deferred costs include commissions paid to brokers related to the sale of specific new franchises which have not met revenue recognition criteria as of February 29, 2020. These costs are recognized in the same period as the initial franchise fee revenue is recognized.

Accounts Receivable

The Company estimates the allowance for doubtful accounts based on an analysis of specific customers (i.e. franchisees), taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable are written off against the allowance when management determines it is probable the receivable is worthless. Customer account balances with invoices dated over 90 days old are considered delinquent and considered in the allowance assessment. The Company performs credit evaluations of its customers and, generally, requires no collateral. Management has assessed accounts receivable and an allowance for doubtful accounts of approximately $11,000 has been recorded.

Property and Equipment

Property and equipment and leasehold improvements are recorded at its historical cost. The cost of property and equipment is depreciated over the estimated useful lives, when placed in service (ranging from 3 -5 years), of the related assets utilizing the straight-line method of depreciation. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related leases or the estimated useful lives of the assets. Ordinary repairs and maintenance are expensed when incurred and major repairs will be capitalized and expensed if they benefit future periods.

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

Goodwill

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but we assess our goodwill for impairment at least annually. We have assessed goodwill and qualitative considerations indicated no impairment.

Franchise Locations

Through PLAYlive, the Company’s wholly owned subsidiary, the Company has entered into franchise agreements with third parties. As of February 29, 2020, 43 locations were open and operating, in various states including Arizona, California, Idaho, Florida, Maryland, Michigan, Mississippi, Montana, Oregon, South Carolina, Texas, Utah and Washington, in addition we have five additional franchise locations that are currently in the final stages of preparation for opening.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2020

UNAUDITED

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02-Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company elected to adopt this update early as of January l, 2019 using the modified retrospective transition method and prior periods have not been restated. Upon implementation, the Company recognized an initial operating lease right-of-use asset of $110,003 and operating lease liability of $107,678. Due to the simplistic nature of the Company’s leases, no retained earnings adjustment was required. See Note 7 for further details.

Basic Loss Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Basic loss per share is calculated by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

At February 29, 2020, the Company had a convertible note in the principal amount of $1,000,000 and common stock warrants that could be converted into approximately 6,924,000 common shares. These shares are not presented in the consolidated statements of operations as the effect of these shares is anti-dilutive.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2020

UNAUDITED

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

As reflected in the consolidated financial statements, the Company has an accumulated deficit at February 29, 2020, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the of the date that the financial statements are issued.

The Company has commenced operations and has begun to generate revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy and its ability to generate sufficient revenue and to raise additional funds, there can be no assurances to that effect.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, to generate sufficient revenue and to raise additional funds by way of public and/or private offerings.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers have been closed effective April 1, 2020. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

The measures taken to date will impact the Company’s business for the fiscal fourth quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant, and equipment—at cost, less accumulated depreciation:

February 29, 2020
Leasehold improvements	$52,189
Property and equipment	243,314

Total cost	295,503

Less accumulated depreciation	(42,537)

Net, property plant and equipment	$252,966

Depreciation expense for the nine months ended February 29, 2020 and February 28, 2019 was $37,240 and $0, respectively.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2020

UNAUDITED

NOTE 4 — INTANGIBLE ASSETS

The following table sets forth the intangible assets, including accumulated amortization as of February 29, 2020:

	February 29, 2020
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Non-Competes	4 years	$1,023,118	$238,728	$784,390
Trademarks	Indefinite	866,000	-	866,000
Customer contracts	10 years	594,000	-	594,000
Internet domain	2 years	3,000	1,167	1,833
		$2,486,118	$239,895	$2,246,223

Amortization expense for the nine months ended February 29, 2020 and February 28, 2019 was $154,218 and $0, respectively.

NOTE 5 — ACQUISITIONS

The Simplicity Esports, LLC Acquisition

On January 4, 2019, the Company consummated the transactions contemplated by the share exchange agreement, dated December 21, 2018 (as amended by Amendment No. 1 to Share Exchange Agreement, dated December 28, 2018 and by Amendment No. 2 to Share Exchange Agreement, dated December 30, 2018, the “Share Exchange Agreement”) by and among the Company, Smaaash Entertainment, Inc. (“Smaaash”), each of the equity holders of Simplicity (“Simplicity Owners”) and Jed Kaplan, in the capacity as the representative of the Simplicity Owners (the “Representative”). Pursuant to the Share Exchange Agreement, the Simplicity Owners transferred all the issued and outstanding equity interests of Simplicity to the Company in exchange for newly issued shares of common stock of the Company (the “Acquisition”).

The Simplicity Owners received an aggregate of 300,000 shares of Company common stock at the closing of the Acquisition, an additional 700,000 shares of common stock on January 7, 2019 and the remaining 2,000,000 shares in March 2019.

The acquisition of Simplicity, in an all-stock deal, created a pure play esports team and entertainment platform opportunity, which we believe will increase shareholder value and boost our growth strategy as we endeavor to build out our brick and mortar esports centers.

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

As noted in the table above, the Company issued 3,000,000 restricted shares of common stock as consideration. The fair value of the shares on the closing date was approximately $6,090,000.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2020

UNAUDITED

The following table summarizes the estimated fair value of the Simplicity Esports, LLC assets acquired and liabilities assumed at the date of acquisition:

Cash	$76,000
Internet Domain	3,000
Trade names and trademarks	588,000
Non-Competes	1,023,118
Accounts payable and accrued liabilities	(56,000)
Goodwill	4,455,882
Total	$6,090,000

Revenue and net loss included in unaudited consolidated financial statements for the nine months ended February 29, 2020 attributable to Simplicity Esports, LLC is approximately $173,000 and $554,000, respectively.

The following unaudited pro forma information presents the consolidated results of operations data as if the acquisition of Simplicity Esports, LLC took place on June 1, 2018:

Nine Months Ended February 28, 2019

Total Revenue	$24,000
Net Loss	$(3,482,692)
Basic Net Loss Per Share	$(0.97)

PLAYlive Nation Acquisition

On July 29, 2019, the Company entered into a definitive agreement to acquire PLAYlive for total consideration of 750,000 shares of Company common stock. The PLAYlive acquisition closed on July 30, 2019.

Founded in 2009, PLAYlive has a network of 44 franchised gaming centers across 11 states, serving over 150,000 unique gamers annually. The PLAYlive Centers offer customers a specialized entertainment gaming experience within a social setting. Customers are provided the opportunity to play and compete across an array of gaming titles on both consoles and high-performance gaming PCs.

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

The aggregate purchase price consisted of the following:

Restricted stock consideration	$1,440,000
Total	$1,440,000

As noted in the table above, the Company issued 750,000 restricted shares of common stock as consideration. The fair value of the shares on the closing date was approximately $1,440,000.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2020

UNAUDITED

The following table summarizes the estimated fair value of the PLAYlive assets acquired and liabilities assumed at the date of acquisition:

Cash	$26,000
Property, plant and equipment (provisional)	10,000
Net deferred revenue (provisional)	(115,000)
Customer relationships (provisional)	-
Accounts payable and accrued liabilities	(4,000)
Goodwill (provisional)	651,000
Trademarks	278,000
Customer contracts	594,000
Total	$1,440,000

Revenue and net loss included in the consolidated financial statements nine months ended February 29, 2020 attributable to PLAYlive is approximately $432,000 and $38,000, respectively.

The following unaudited pro forma information presents the consolidated results of operations data as if the acquisition of PLAYlive took place on June 1, 2018:

	Nine Months Ended February 29, 2020	Nine Months Ended February 28, 2019

Total Revenue	$705,000	$526,000
Net Loss	$(1,270,000)	$(3,026,000)
Basic Net Loss Per Share	$(0.17)	$(0.85)

The Simplicity One Acquisition

On January 14, 2020 the Company acquired a 90% interest in Simplicity One Brasil Ltda for approximately $2,000.

NOTE 6 — RELATED PARTY TRANSACTIONS

I-AM Capital Partners, LLC the Company’s sponsor (the “Sponsor”), loaned the Company $201,707 in the aggregate, to be used for a portion of the expenses of the Company’s initial public offering and working capital purposes. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2017 or the closing of the initial public offering. At November 30, 2018, $120,089 of the Sponsor’s loan was repaid. As of May 31, 2019, the balance of the Sponsor loan was $93,761, including imputed interest of $8,523. In August 2019, the Sponsor forgave this remaining balance and the Company recorded it as debt forgiveness income.

The Company maintains its cash balance at a financial services company that is owned by an officer of the Company.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2020

UNAUDITED

Unit Purchase Option

The Company sold to the underwriters (and/or their designees), for $100, an option to purchase up to a total of 250,000 Units (which increased to 260,000 Units upon the partial exercise of the underwriters’ over-allotment option), exercisable at $11.50 per Unit (or an aggregate exercise price of $2,990,000) upon the closing of the initial public offering. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the registration statement relating to the initial public offering and the closing of the Company’s initial Business Combination and terminating on the fifth anniversary of such effectiveness date. The Units issuable upon exercise of this unit purchase option are identical to those offered in the initial public offering, except that the exercise price of the warrants underlying the Units sold to the underwriters is $13.00 per share.

Note Payable

On November 20, 2018, the Company paid its underwriter $20,000 and issued Maxim Group, LLC, its underwriter (“Maxim”) a secured demand promissory note (the “Note”) in the amount of $1,800,000. The Note accrued interest at 8% per annum from the date of the Note through and including May 20, 2019, 12% per annum from and including May 21, 2019 through and including August 20, 2019, and 15% per annum and from and including August 21, 2019, through and including November 20, 2019. If a late payment had occurred and continued, the interest rate would have increased to 12% per annum from the date of the Note through and including August 20, 2019 and 18% per annum from and after August 21, 2019. If a late payment had remained outstanding for over 48 hours, Maxim could have required the Company to redeem all or any part of the Note at a redemption price equal to 125% of the Alternate Payment Amount.

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

The Note was secured by a first priority security interest in all personal property and assets of the Company excluding the assets held in escrow with respect to (i) that certain stock purchase agreement with Polar Asset Management Partners Inc. (“Polar”), pursuant to which Polar agreed to sell up to 490,000 shares of the Company’s common stock to the Company thirty days after the consummation of the Business Combination and (ii) that certain stock purchase agreement with K2 Principal Fund L.P. (“K2”), pursuant to which K2 agreed to sell up to 220,000 shares of the Company’s common stock to the Company thirty days after the consummation of the Business Combination.

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

Convertible Note Payable

On December 20, 2018, the Company entered into a securities exchange agreement (“Exchange Agreement”) with Maxim. Pursuant to the terms of the Exchange Agreement, Maxim agreed to surrender and exchange the Note. In exchange, the Company issued to Maxim a Series A-1 Exchange Convertible Note in the principal amount of $500,000 (the “Series A-1 Note”) and a Series A-2 Exchange Convertible Note in the principal amount of $1,000,000 (the “Series A-2 Note,” and collectively with Series A-1 Note, the “Exchange Notes”).

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2020

UNAUDITED

The original amount of the promissory note was $1,800,000, the total amount of the two exchange notes is $1,500,000, and the difference of $300,000 has been recorded as debt forgiveness income.

The Series A-1 Note bears interest at 2.67% per annum, payable quarterly and has a maturity date of the earlier of the closing date of the Acquisition (as defined below) or June 20, 2020 (the “Maturity Date”). The Company may pay the interest in cash or at its sole discretion, in shares of its common stock or a combination of cash and common stock. However, the Company may only pay the interest in shares of its common stock if (i) all the equity conditions specified in the note (“Equity Conditions”) have been met (unless waived by Maxim in writing) during the 20 trading days immediately prior to the interest payment date (“Interest Notice Period”), (ii) the Company has provided proper notice pursuant to the terms of the note and (iii) the Company has delivered to Maxims’ account certain number of shares of its common stock to be applied against such interest payment prior to (but no more than five trading days before) the Interest Notice Period.

The Series A-1 Note is convertible into shares of the Company’s common stock (“Conversion Shares”) at an initial conversion price of $1.93 per share, subject to adjustment for any stock dividends and splits, rights offerings, distributions, combinations or similar transactions. Upon the closing of the Acquisition, the conversion price will be automatically adjusted to equal the arithmetic average of the volume weighted average price (“VWAP”) of the Company’s common stock in the five trading days prior to the closing date of the Acquisition. Maxim may convert the Series A-1 Note at any time, in whole or in part, provided that upon receipt of a notice of conversion Maxim, the Company has the right to repay all or any portion of the Series A-1 Note included in the notice of conversion.

Additionally, the Series A-1 Note will automatically convert into shares of the Company’s common stock on the earlier of the Maturity Date or the closing date of the Acquisition provided that (i) no event of default then exists, and (ii) solely if such automatic conversion date is also the Maturity Date, each of the Equity Conditions have been met (unless waived in writing by Maxim) on each trading day during the 20 trading day period ending on the trading day immediately prior to the automatic conversation date.

At any time prior to the Maturity Date, the Company may also elect to redeem some or all of the outstanding principal amount for cash in an amount (the “Optional Redemption Amount”) equal to the sum of (a) 100% of the then outstanding principal amount of the note, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the note (the “Optional Redemption”). The Company may only effect an Optional Redemption if each of the Equity Conditions have been met (unless waived in writing by Maxim) on each trading day during the period commencing on the date when the notice of the Optional Redemption is delivered to the date of the Optional Redemption and through and including the date payment of the Optional Redemption Amount is actually made in full.

Except as otherwise provided in the Series A-1 Note, including, without limitation, an Option Redemption, the Company may not prepay any portion of the principal amount of the note without the prior written consent of Maxim.

The Company is not permitted to convert any portion of the Series A-1 Note if doing so results in Maxim beneficially owning more than 4.99% of the outstanding common stock of the Company after giving effect to such conversion, provided that on 61 days’ prior written notice from Maxim to the Company, that percentage may increase to 9.99%. However, if there is an automatic conversion, and the conversion would result in the Company issuing a number of shares in excess of the beneficial ownership limitation, then any such shares in excess of the beneficial ownership limitation will be held in abeyance for the benefit of Maxim until such time or times, if ever, as its right thereto would not result in Maxim exceeding the beneficial ownership limitation, at which time or times Maxim will be issued such shares to the same extent as if there had been no such limitation.

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

FEBRUARY 29, 2020

UNAUDITED

As of December 31, 2018, upon the closing of the Acquisition, the Series A-1 Note automatically converted into 193,648 shares of the Company’s common stock.

Right of Use Asset, Operating Lease

The Company adopted Topic 842 on January 1, 2019. The Company elected to adopt this standard using the optional modified retrospective transition method and recognized a cumulative-effect adjustment to the consolidated balance sheet on the date of adoption. Comparative periods have not been restated. With the adoption of Topic 842, the Company’s consolidated balance sheet now contains the following line items: Right of use asset operating lease, Operating lease obligation, current Operating lease obligation, net of current portion.

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our incremental borrowing rate as the discount rate. Our weighted average discount rate is 10.67% and the weighted average remaining lease term is 50 months.

As of February 29, 2020, operating lease right-of-use assets and liabilities arising from operating leases was $210,602 and $210,601, respectively. During the nine months ended February 29, 2020, cash paid for amounts included for the measurement of lease liabilities was approximately $85,000 and the Company recorded operating lease expense of approximately $34,000.

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the shares of the Company’s common stock are entitled to one vote for each share. At February 29, 2020, there were 7,858,975 shares of common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At February 29, 2020, there were no shares of preferred stock issued or outstanding.

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

For the year ended May 31, 2019, the Company sold 962,500 units for gross proceeds of $1,925,000. During the nine months ended February 29, 2020, the Company sold 25,000 units for gross proceeds of $50,000. The common shares underlying the units have not been issued yet and the $50,000 is included on the balance sheet with current liabilities.

During the nine months ended February 29, 2020, the Company issued 750,000 shares of common stock for the acquisition of PLAYlive. The shares were valued at $1,440,000, the fair value at the time of issuance.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2020

UNAUDITED

Stock - Based Compensation

On March 27, 2019, the Company issued 180,000 shares of common stock to 3 employees. The shares were issued in conjunction with their employment agreements and vested ratably through December 31, 2019. As of February 29, 2020, 180,000 shares have vested, and for the year ended May 31, 2019 and the nine months ended February 29, 2020, the Company recognized $27,000 and $63,000 of stock-based compensation, respectively, based on the trading price on March 27, 2019 (measurement date) of $0.60 per share. As of February 29, 2020, there is no further unrecognized compensation cost related to these shares.

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

A summary of the status of the Company’s outstanding stock warrants for the nine months ended February 29, 2020 is as follows:

	Number of Shares	Average Exercise Price	Expiration Date
Outstanding – May 31, 2019	6,424,000	$10.38

Granted – February 29, 2020	-
Outstanding – February 29, 2020	6,424.000	$10.38	May 2024
Warrants exercisable at February 29, 2020	6,424,000

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

Summarized financial information concerning our reportable segments for the nine months ended February 29, 2020 is shown in the following table:

	Revenues	Net Loss	Depreciation and Amortization	Capital Expenditures	Goodwill	Total Assets

Franchise royalties and fees	$432,000	$(91,000)	$3,000	$-	$651,000	$1,713,000
Company-owned stores	155,000	(209,000)	34,000	153,000	-	623,000
Esports revenue	114,000	(213,000)	154,000	8,000	4,456,000	5,981,000
Corporate	-	(738,000)	-	-	-	156,000
Total	$701,000	$(1,251,000)	$191,000	$161,000	$5,107,000	$8,473,000

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2020

UNAUDITED

NOTE 10 — SUBSEQUENT EVENTS

On March 12, 2020 (the “Execution Date”), the Company entered into a Common Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with Triton Funds LP (“Selling Stockholder”), dated as of March 11, 2020, pursuant to which, upon the terms and subject to the conditions thereof, the Selling Stockholder is committed to purchase shares of the Company’s Common Stock (the “Put Shares”) at an aggregate price of up to $500,000 (the “Maximum Commitment Amount”) over the course of the commitment period (the “Equity Line”). In connection with the execution of the Common Stock Purchase Agreement, the Company agreed to issue, and issued on March 11, 2020, 5,000 shares of the Company’s Common Stock (the “Donation Shares”) to Selling Stockholder as a donation.

Pursuant to the terms of the Common Stock Purchase Agreement, the commitment period will commence upon the effective date of the Common Stock Purchase Agreement and will end on the earlier of (i) the date on which the Selling Stockholder has purchased Common Stock from us pursuant to the Common Stock Purchase Agreement (“Put Shares”) equal to the Maximum Commitment Amount and (ii) December 31, 2020.

Subject to the terms and conditions set forth in the Common Stock Purchase Agreement, the Company has the option to sell to the Selling Stockholder, and the Selling Stockholder is obligated to purchase from the Company, a number of Shares having an aggregate purchase price of $500,000. From time to time over the term of the Common Stock Purchase Agreement, commencing on the date on which a registration statement registering the Put Shares (the “Registration Statement”) becomes effective, subject to the limitations discussed below and contained in the Common Stock Purchase Agreement, the Company is obligated to provide the Selling Stockholder with a put notice (each a “Put Notice”) to purchase a specified number of the Put Shares (each a “Put Amount Requested”). Upon delivery of a Put Notice, the Company must deliver the Put Amount Requested as Deposit Withdrawal at Custodian (DWAC) shares to Selling Stockholder within two trading days following the date of the Put Notice.

On the third business day (“Closing Date”) following notification by the Selling Stockholder that the Put Shares have been received in its custodial account following the delivery of a Put Notice to the Selling stockholder, the Selling Stockholder will deliver the Put Amount to the Company via wire transfer (“Closing”). The actual amount of proceeds the Company receives pursuant to each Put Notice (each, the “Put Amount”) is to be determined by multiplying the Put Amount Requested by the applicable purchase price as determined on the Closing Date. The purchase price for each of the Put Shares equals 90% of the lowest daily volume weighted average price of the Common Stock during the five (5) trading days immediately prior to the Closing Date.

In order to deliver a Put Notice, certain conditions set forth in the Common Stock Purchase Agreement must be met, as provided therein. Under the terms of the Common Stock Purchase Agreement, the Company may not deliver a Put Notice to the Selling Stockholder until the Closing pursuant to any prior Put Notice has been completed. In addition, the Selling Stockholder is not entitled to purchase that number of Shares, which when added to the sum of the number of shares of Common Stock beneficially owned by the Selling Stockholder, would exceed 9.99% of the number of shares of Common Stock outstanding on the Closing.

On the Execution Date, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Selling Stockholder pursuant to which the Company is obligated to file the Registration Statement to register the resale of the Put Shares. Pursuant to the Registration Rights Agreement, the Company must (i) file the Registration Statement within 30 calendar days from the Execution Date, (ii) use reasonable best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended, within thirty (30) calendar days, but no more than ninety (90) calendar days after the Company has filed the Registration Statement, and (iii) use its reasonable best efforts to keep such Registration Statement continuously effective under the Securities Act until all of the Put Shares have been sold thereunder or the Selling Stockholder has no obligation to acquire any additional shares of Common Stock under the Common Stock Purchase agreement.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2020

UNAUDITED

On March 22, 2020, the Company announced it would be holding weekly online esports tournaments, due to increased demand from COVID-19 related social distancing. Through the acquisition of PLAYlive Nation, Inc. the Company acquired a database of over 400,000 paying PLAYlive Nation esports gaming center customers. The Company will be promoting its new online esports tournaments directly to this existing customer base via text message announcements and promotions. The Company sees this as a new and sustainable business unit that can create revenues during stay at home orders and into the future. See further discussion elsewhere herein.

On March 30, 2020 the SEC declared a registration statement on Form S-1 effective, that was filed to register the resale of up to 725,000 shares of common stock issuable under a $500,000 equity line between the Company and Triton Funds LP. The Company can put shares to Triton Funds LP in multiple tranches and has until December 31, 2020 to exercise the line. Triton Funds LP’s purchase price is a 10% discount to the lowest five-day trailing volume weighted average price (VWAP).

On April 1, 2020, the Company released multiple players and staff members from Simplicity One Brasil Ltd as part of a restructuring to make the Flamengo Esports project profitable. The Company will be applying for ownership of a franchise spot in League of Legends Brazil (CBLoL) once applications are opened by Riot in early summer 2020. Management expects to receive approval for franchise ownership by the end of calendar year 2020.

On April 3, 2020 the Company furloughed multiple members of the PLAYlive staff as a cost cutting measure during this temporary period of esports gaming center closures due to COVID-19. During the quarter ended February 29, 2020, PLAYlive was cash flow positive. Agreements  with franchisees require a minimum monthly royalty payment that will be billed by the Company. Most landlords have already been contacted and have begun making rent concessions.

On April 10, 2020, the Company filed a registration statement on Form S-1 with the SEC relating to the offer by the Company of units of the Company, each of which consists of one share of common stock and one warrant to purchase one share of our common stock. No sales of units will be made prior to effectiveness of the registration statement on Form S-1. There can be no assurance that the registration statement on Form S-1 will be declared effective by the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Simplicity Esports and Gaming Company, formerly known as Smaaash Entertainment Inc. and prior to that as I-AM Capital Acquisition Company. The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”).

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors sections of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019, as filed with the SEC, and the Company’s Registration Statement on Form S-1 declared effective by the SEC on March 30, 2020, as the same may be updated from time to time, including in this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a global esports organization, with an established brand, that is capitalizing on the growth in esports through three business units, Simplicity One Brasil Ltda (“Simplicity One”), Simplicity Esports, LLC (“Simplicity Esports LLC”) and PLAYlive Nation, Inc. (“PLAYlive”).

Online Tournaments

As mentioned above in Subsequent Events, we acquired a database of over 400,000 paying esports gaming center customers in the acquisition of PLAYlive Nation. In response to demand from customers for online esports tournaments, we introduced a new initiative of weekly online esports tournaments. We will directly promote our online Simplicity Esports tournaments to this database of over 400,000 existing customers via text messages. If we can convert merely 1% of these existing customers from the PLAYlive Nation database to play in paid entry online Simplicity Esports tournaments, this may be a profitable business unit resulting in approximately $1,000,000 in annual revenues. At a 5% conversion rate, this business unit may generate approximately $5,000,000 in annual revenue. Management also intends to sell sponsorship and marketing activations for these online tournaments that would create additional revenue.

Esports Teams

We own and manage numerous professional esports teams domestically and internationally. Revenue is generated from prize winnings, corporate sponsorships, advertising, league subsidy payments and potential league revenue sharing payments from the publishers of video games.

Domestic Esports Teams – Simplicity Esports LLC

Through our wholly owned subsidiary Simplicity Esports LLC, we own and manage numerous professional esports teams competing in games such as Overwatch, Apex Legends, PUBG and more. We are committed to growing and enhancing the esports industry, fostering the development of amateurs to compete professionally and signing established professional gamers to support their paths to greater success.

International Esports Team - Simplicity One

Since January 2020, through our 90% owned subsidiary Simplicity One, we manage Flamengo eSports, one of the leading Brazilian League of Legends® teams. Flamengo eSports was established in 2017 as the Esports division of Clube de Regatas do Flamengo, a successful Brazilian sports organization, with over 30 million followers across social media accounts, known for its world-famous soccer team. Flamengo eSports’ League of Legends® team won the CBLoL Championship in September 2019, which qualified the team to compete at the 2019 League of Legends® World Championship in Europe as one of 24 teams from 13 different regions around the world. With cost cutting steps taken during April 2020, and anticipated additional sponsorship revenue, this business unit is expected to be cash flow positive by September 2020.

Gaming Centers

We own and operate corporate and franchise esports gaming centers, through our wholly owned subsidiaries Simplicity Esports LLC and PLAYlive, throughout the U.S. giving casual gamers the opportunity to play in a social setting with other members of the gaming community. In addition, aspiring and established professional gamers have an opportunity to compete in local and national esports tournaments held in our gaming centers for prizes, notoriety, and potential contracts to play for one of our professional esports teams. In this business unit, revenue is generated from franchise royalties, the sale of game time, memberships, tournament entry fees, birthday party events, corporate party events, concessions and gaming-related merchandise.

Our business plan encompasses a brick and click physical and digital approach to further recognize revenue from all verticals, which we believe to be unique in the industry. The physical centers, together with our esports teams, lifestyle brand and marketing campaigns offer opportunities for additional revenue via strategic partnerships with both endemic and non-endemic brands. Our ultimate goal is to further engage a diverse fan base with a 360-degree approach driving traffic to both our digital platform, tournaments, and physical real estate to maximize the monetization opportunities with these relationships. In addition, we have proprietary intellectual capital, fan engagement strategies and brand development blueprints which complement our publicly available information.

Optimally, the esports gaming centers of Simplicity Esports LLC (“Simplicity Esports Gaming Centers”) will measure between 1,200 and 2,000 square feet, with dozens of gaming stations. The Simplicity Esports Gaming Centers will feature cutting edge technology, futuristic aesthetic décor and dynamic high-speed gaming equipment. We believe our brick-and-click strategy will present attractive opportunities for sponsors and advertisers to connect with our audience, creating an intriguing monetization opportunity for sponsors and advertisers.

Creating content that engages fans, sponsors and developers, while promoting our brand is one of our primary goals. Our talented team will continue to produce unique in-depth content which showcases aspects of esports for fans. We seek to reach a broad demographic encompassing the casual, amateur and professional gaming community. Our philosophy is to enhance our footprint for both endemic and non-endemic partnerships. We believe we possess a deep perception of our markets and understand the new age of branding while maintaining authenticity to the gaming community that comprises our fanbase.

Corporate Gaming Centers

Simplicity Esports LLC has already opened and is operating four corporate-owned retail Simplicity Esports Gaming Centers. Our first Simplicity Esports Gaming Center was opened on May 3, 2019. Furthermore, we have engaged a national tenant representation real estate broker to assist in the strategic planning and negotiations for our future Simplicity Esports Gaming Center locations. We contemplate that new Simplicity Esports Gaming Centers will be funded by us as well as a combination of tenant improvement allowances from landlords and sponsorships.

Franchised Gaming Centers

Due to interest from potential franchisees, we have launched a franchising program to accelerate the expansion of our planned nationwide footprint. We sell specific franchise territories, through our wholly owned subsidiary PLAYlive, and assist with the establishment and buildout of esports gaming centers to potential business owners that desire to use our branding, infrastructure and process to open and operate gaming centers. Franchise revenue is generated from the sale of franchise territories, supplying furniture, equipment and merchandise to the franchisees for buildout of their centers, a gross sales royalty fee and a national marketing fee. We license the use of our branding, assist in identifying and negotiating commercial locations, assist in overseeing the buildout and development, provide access to proprietary software for point of sale, inventory management, employee training and other HR functions. Franchisees also have an opportunity to participate in our national esports tournament events, and benefit from the growing profile of our professional esports teams. Once an esports gaming center is opened, we provide operational guidance, support and use of branding elements in exchange for a monthly royalty fee calculated as 6% of gross sales. On January 1, 2020 we implemented a national marketing fee of 1% of gross sales. To date, we have sold five (5) of these franchise territories.

The combination of the esports gaming centers, owned or franchised by our wholly owned subsidiaries Simplicity Esports LLC or PLAYlive, provides us with what we believe is the largest footprint of esports gaming centers in North America. Over the next 12 months, existing PLAYlive esports gaming centers will be rebranded to Simplicity Esports gaming centers. All newly opened franchise esports gaming centers will be branded as Simplicity Esports gaming centers and have numerous gaming PC’s. All gaming centers in our footprint will be participating venues in our national esports tournaments.

Our Stream Team

The Simplicity Esports LLC stream team encompasses over 30 commentators (commonly known as “casters”), influencers and personalities who connect to a dedicated fan base. Our electric group of live personalities represent our organization to the fullest with their own unique style. We are proud to support and present a diverse group of gamers as we engage fans across a multiple of esports genres. Our Twitch affiliation has enabled our stream team influences to reach a broad fan base. Additionally, we have created several niches within the streaming community which has enabled us to engage fans within certain titles on a 24/7 basis. Our notoriety in the industry is evidenced by our audience that views millions of minutes of Simplicity Esports’ content monthly, via various social media outlets including YouTube, Twitter and Twitch. Through Simplicity Esports LLC, we have begun to implement a unique approach to ensure the ultimate fan friendly esports experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community and we plan to use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry.

Our Financial Position

For the fiscal years ended May 31, 2019 and 2018, we generated revenues of $37,995 and $0, respectively, and reported net losses of $3,565,272 and $8,862, respectively, and negative cash flow from operating activities of $1,395,255 and $470,153, respectively.

For the nine months ended February 29, 2020 and February 28, 2019, we generated revenues of $700,792 and $14,070 and reported net losses of $1,250,924 and $3,095,960, respectively, and negative cash flow from operating activities of $1,166,267 and $823,847, respectively. As of February 29, 2020, we had an accumulated deficit of $4,825,730. We sold four franchise territories during the nine months ended February 29, 2020 for a net total of $188,000. Due to franchise accounting rules, this $188,000 does not appear on our consolidated financial statements as revenue helping to reduce the reported loss. Franchise territory sales are recorded as deferred revenue recognized over the 10-year life of the franchise agreements after the franchise has opened. As our esports gaming center business unit is already cash flow positive, we anticipate that as a whole Simplicity Esports and Gaming Company will likely become cash flow positive during calendar year 2020, unless government mandated stay at home orders continue past September 1, 2020.

There is substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings.

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

Following the acquisition of Simplicity Esports, LLC the Company began generating revenue and incurring additional expenses.

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

Summarized financial information concerning our reportable segments for the nine months ended February 29, 2020 is shown in the following table:

	Revenues	Net Loss	Depreciation and Amortization	Capital Expenditures	Goodwill	Total Assets

Franchise royalties and fees	$432,000	$(91,000)	$3,000	$-	$651,000	$1,713,000
Company-owned stores	155,000	(209,000)	34,000	153,000	-	623,000
Esports revenue	114,000	(213,000)	154,000	8,000	4,456,000	5,981,000
Corporate	-	(738,000)	-	-	-	156,000
Total	$701,000	$(1,251,000)	$191,000	$161,000	$5,107,000	$8,473,000

Summary of Statement of Operations for the Three Months Ended February 29, 2020 and February 28, 2019:

Other Income

We generated $5,489 of non-operating income, $70 of interest income, $6,675 in interest expense and $1,116 in rebate income, for the three months ended February 29, 2020, as compared to $164 of interest income and $300,000 in debt forgiveness income for the three months ended February 28, 2019.

Revenue

The Company’s revenue for the three months ended February 29, 2020 was $380,801, a $366,731 increase over the February 28, 2019 revenue of $14,070. This increase is due to the acquisition of Simplicity Esports, LLC and PLAYlive. During the three months ended February 29, 2020, the Company collected cash of $143,000 related to the sale of franchises, net of brokerage commissions; these amounts do not appear on our consolidated financial statements as revenue but are deferred and recognized over the 10 year term of the franchise agreement after the franchise has commenced operations.

General and Administrative Expenses

General and administrative expenses for the three months ended February 29, 2020 was $567,953 as compared to $430,010 for the three months ended February 28, 2019, an increase of $137,943. The change is primarily attributable to the acquisition of Simplicity Esports, LLC and PLAYlive. The selling, general and administrative expenses of Simplicity Esports, LLC consist primarily of payroll and related costs, operating costs, stock-based compensation, professional services, rent and depreciation and amortization. The selling, general and administrative expenses of PLAYlive consist primarily of payroll and related costs, operating costs, computer and software related costs and rent. The general and administrative costs for the three months ended February 28, 2019 consisted primarily of professional and legal fees, insurance expense, audit and accounting fees and filing and registration fees and depreciation and amortization. Included in general and administrative expenses are public company costs including legal, professional, insurance, and registration fees of $137,379 for the three months ended February 29, 2020. Also included in the general and administrative expenses are non-cash items including depreciation and amortization of $57,997 for the three months ended February 29, 2020.

Net Loss

Net loss for the three months ended February 29, 2020 was $404,201, as compared to net loss of $115,776 for the three months ended February 28, 2019.

Summary of Statement of Operations for the Nine Months Ended February 29, 2020 and February 28, 2019:

Other Income

We generated $77,883 of non-operating income, $3,031 of interest income, $20,025 of interest expense, $1,116 of rebate income and $93,761 of debt forgiveness income, for the nine months ended February 29, 2020 as compared $300,000 of debt forgiveness income and $401,582 of interest income for the nine months ended February 28, 2019.

Revenue

The Company’s revenue for the nine months ended February 29, 2020 was $700,792, a $686,722 increase over the nine months ended February 28, 2019 revenue of $14,070. This increase is due to the acquisition of Simplicity Esports, LLC and PLAYlive. During the nine months ended February 29, 2020, the Company collected cash of $188,000 related to the sale of franchises; these amounts do not appear on our consolidated financial statements as revenue but are deferred and recognized over the 10 year term of the franchise agreement after the franchise has commenced operations.

General and Administrative Expenses

General and administrative expenses for the nine months ended February 29, 2020 was $1,692,341 as compared to $3,811,612 for the nine months ended February 28, 2019, a decrease of $2,119,271. The change is primarily attributable to the acquisition of Simplicity Esports, LLC and PLAYlive. The selling, general and administrative expenses of Simplicity Esports, LLC consist primarily of payroll and related costs, operating costs, stock-based compensation, professional services, rent and depreciation and amortization. The selling, general and administrative expenses of PLAYlive consist primarily of payroll and related costs, operating costs, computer and software related costs and rent. The general and administrative costs for the nine months ended February 28, 2019 consisted primarily of stock-based compensation and legal fees. Included in general and administrative expenses are public company costs including legal, professional, insurance, and registration fees of $423,634 for the nine months ended February 29, 2020. Also included in the general and administrative expenses are non-cash items including depreciation, amortization, and stock compensation of $344,469 for the nine months ended February 29, 2020.

Net Loss

Net loss for the nine months ended February 29, 2020 was $1,250,924, as compared to net loss of $3,095,960 for the nine months ended February 28, 2019.

Liquidity and Capital Resources

As of February 29, 2020, we had cash of $235,679, which is available for use by us to cover all of the Company’s costs including those associated with due diligence procedures and other general corporate purposes. In addition, as of February 29, 2020, we had accrued expenses of $617,355.

For the nine months ended February 29, 2020, cash used in operating activities amounted to $1,166,267, primarily resulting from net loss of $1,261,979, an increase of $143,632 of accrued expenses, an increase of accounts receivable of $95,644 and an addback of debt forgiveness income of $93,761, offset by stock issued for services of $153,011, and amortization and depreciation expense of $192,050. Changes in our operating liabilities and assets used cash of $154,996.

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

As reflected in the consolidated financial statements, the Company has an accumulated deficit at February 29, 2020, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the of the date that the financial statements are issued.

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

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers have been closed effective April 1, 2020. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

The measures taken to date will impact the Company’s business for the fiscal fourth quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Contractual obligations

We have long-term operating lease obligations and deferred revenues related to franchise fees to be recognized over the term of franchise agreements with our franchises, generally ten years. We will begin to recognize deferred franchise fee revenue at the time a franchise commences operations.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

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

The following describes principal activities, separated by major product or service, from which the Company generates its revenues:

Company-owned Stores Sales

The Company-owned stores principally generate revenue from retail esports gaming centers. Revenues from Company-owned stores are recognized when the products are delivered, or the service is provided.

Franchise Royalties and Fees

Franchise royalties are based on six percent of franchise store sales after a minimum level of sales occur and are recognized as sales occur. Any royalty reductions, including waivers or those offered as part of a new store development incentive or as incentive for other behaviors, are recognized at the same time as the related royalty, as they are not separately distinguishable from the full royalty rate. Franchise royalties are billed on a monthly basis.

The Company recognizes initial franchise license fee revenue net of costs incurred, when the Company has performed substantially all the services required in the franchise agreement. Fees received that do not meet these criteria are recorded as deferred revenues until earned. Initial franchise fees are generally recognized once a location is opened to the public which is when management deems substantially all services required under the franchise agreements have been performed.

The Company offers various incentive programs for franchisees including royalty incentives, new restaurant opening incentives (i.e. development incentives) and other support initiatives. Royalties and franchise fees sales are reduced to reflect any royalty incentives earned or granted under these programs that are in the form of discounts.

Esports revenue

Esports revenue is a form of competition using video games. Most commonly, esports takes the form of organized, multiplayer video game competitions, particularly between professional players, individually or as teams. Revenues from esports revenue are recognized when the competition is completed, and prize money is awarded.

Accounts Receivable

The Company estimates the allowance for doubtful accounts based on an analysis of specific customers (i.e. franchisees), taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable are written off against the allowance when management determines it is probable the receivable is worthless. Customer account balances with invoices dated over 90 days old are considered delinquent and considered in the allowance assessment. The Company performs credit evaluations of its customers and, generally, requires no collateral. Management has assessed accounts receivable and an allowance for doubtful accounts of approximately $11,000 has been recorded.

Goodwill

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but we assess our goodwill for impairment at least annually.

Intangible Assets and Impairment

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. The Company had intangible assets subject to amortization related to its acquisition of Simplicity Esports, LLC. These costs were included in intangible assets on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the costs, which is 3 to 10 years.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2020. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of February 29, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company expects to implement changes to its internal control over financial reporting to enhance the evaluation of accounting transactions and its financial reporting process over the next year.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2019 (the “2019 10-K”). However, in light of the recent coronavirus (COVID-19) pandemic, set forth below is a risk factor relating to COVID-19. Other than as set forth below, as of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors faced by the Company from those previously disclosed in the 2019 10-K.

Public health epidemics or outbreaks, such as COVID-19, could materially and adversely impact our business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers have been closed effective April 1, 2020. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

The measures taken to date will impact the Company’s business for the fiscal fourth quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

Dated: April 14, 2020		/s/ Jed Kaplan
	Name:	Jed Kaplan
	Title:	Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

