Form 10-K
period 2020-05-31
SIMPLICITY ESPORTS & GAMING Co
filed 2020-08-31
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for a share of common stock on November 29, 2019, as reported on the OTCQB market tier, was approximately $6,041,652

As of August 31, 2020, there were 8,171,433 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

Unless the context otherwise requires, “we,” “us,” or “the Company” refers to (i) “Simplicity Esports and Gaming Company” after the consummation of the acquisition of Simplicity Esports, LLC, (ii) “Smaaash Entertainment Inc.” before the consummation of the acquisition of Simplicity Esports, LLC but after the closing of the transactions with Smaaash Entertainment Private Limited, and (iii) I-AM Capital Acquisition Company prior to the closing of the transactions with Smaaash Entertainment Private Limited. “Simplicity Esports LLC” means Simplicity Esports, LLC, a Florida limited liability company, and its consolidated subsidiaries. “Smaaash Private” means Smaaash Entertainment Private Limited, a private limited company incorporated under the laws of India, and its consolidated subsidiaries.

Overview

We are a global esports organization, with an established brand, that is capitalizing on the growth in esports through three business units, Simplicity One Brasil Ltda (“Simplicity One”), Simplicity Esports, LLC (“Simplicity Esports LLC”) and PLAYlive Nation, Inc. (“PLAYlive”).

Our Esports Teams

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

International Esports Team - Simplicity One

Since January 2020, through our 90% owned subsidiary Simplicity One, we manage Flamengo eSports, one of the leading Brazilian League of Legends® teams. Flamengo eSports was established in 2017 as the Esports division of Clube de Regatas do Flamengo, a successful Brazilian sports organization, with over 30 million followers across social media accounts, known for its world-famous soccer team. Flamengo eSports’ League of Legends® team won the CBLoL Championship in September 2019, which qualified the team to compete at the 2019 League of Legends® World Championship in Europe as one of 24 teams from 13 different regions around the world. With cost cutting steps taken during April 2020, and anticipated additional sponsorship revenue, this business unit is expected to be cash flow positive by January 2021.

Online Tournaments

Since March 2020, through our wholly owned subsidiary Simplicity Esports LLC, we hold weekly online esports tournaments. In response to demand from customers for online esports tournaments and due to increased demand from COVID-19 related social distancing, we introduced a new initiative of online esports tournaments. We acquired a database of over 400,000 paying esports gaming center customers in the acquisition of PLAYlive. We will directly promote our online Simplicity Esports tournaments to this database of over 400,000 existing customers via text messages. If we can convert merely 1% of these existing customers from the PLAYlive database to play in paid entry online Simplicity Esports tournaments, this may be a profitable business unit resulting in approximately $1,000,000 in annual revenues. At a 5% conversion rate, this business segment may generate approximately $5,000,000 in annual revenue. Management also intends to sell sponsorship and marketing activations for these online tournaments that would create additional revenue.

Our Gaming Centers

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

Corporate Gaming Centers

Simplicity Esports LLC has already opened and is operating four corporate-owned retail Simplicity Esports Gaming Centers. Our first Simplicity Esports Gaming Center was opened on May 3, 2019. Furthermore, we have engaged a national tenant representation real estate broker to assist in the strategic planning and negotiations for our future Simplicity Esports Gaming Center locations. We contemplate that new Simplicity Esports Gaming Centers will be funded by us as well as a combination of tenant improvement allowances from landlords and sponsorships. As announced on June 5, 2020, we are in discussions with multiple commercial property owners regarding their desire to have us open 10,000 to 15,000 square foot MEGA centers at their properties. There are multiple locations available to us with a percentage rent lease structure, and construction funds offered by the landlord to assist with the build out and equipping of our planned MEGA centers. These MEGA centers are planned as hubs in our hub and spoke model that will see smaller corporate and franchisee owned gaming centers as spokes connected to MEGA centers as hubs for larger events and tournaments.

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

Franchise Roll Up Strategy

Due to the impact of COVID-19 and the resulting disruptions in the commercial real estate market, we have signed non-binding letters of intent with some of our existing franchisees to acquire their gaming centers. Closings are contingent upon Simplicity being able to secure acceptable lease modifications from the landlords. If the acquisitions close, the consideration paid for each acquisition will be restricted shares of common stock.

As part of this strategy, we acquired our first franchisee owned gaming center, located in El Paso, Texas, on June 29, 2020. The improved lease terms require monthly payments as a percentage of gross sales, resulting in the acquisition being EBITDA accretive within the first week of operations.

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

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Gaming Centers on May 1, 2020 and have since reopened one corporate and 21 franchised Simplicity Gaming Centers as of August 31, 2020. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us.

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

We are authorized to issue 21,000,000 shares of capital stock, consisting of (i) 20,000,000 shares of common stock, with a par value of $0.0001 per share (“Common Stock”), and (ii) 1,000,000 shares of preferred stock, with a par value of $0.0001 per share. As of August 31, 2020, there were 8,171,433 shares of Common Stock issued and outstanding and there were no shares of preferred stock issued or outstanding.

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

On October 9, 2017, we commenced trading our Public Shares of Common Stock, Public Rights, and Public Warrants on the Nasdaq Capital Market (“Nasdaq”) under the symbols “IAM,” “IAMXR” and “IAMXW,” respectively.

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

At the Special Meeting, holders of 4,448,260 Public Shares exercised their right to redeem those shares for cash at a price of $10.2187363 per share, for an aggregate of approximately $45,455,596. Immediately after giving effect to the initial Transactions (including as a result of the redemptions described above, the issuance of 2,000,000 shares of common stock to the Smaaash founders, the issuance of 520,000 shares of common stock upon conversion of the Public Rights at the Closing and the issuance of 208,000 shares of common stock to Chardan as consideration for services), there were 5,119,390 shares of common stock and warrants to purchase approximately.

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

In connection with the Closing, the Company changed its name from I-AM Capital Acquisition Company to Smaaash Entertainment Inc. and entered into a master franchise agreement (“Master Franchise Agreement”) and a master license and distribution agreement (“Master Distribution Agreement”) with Smaaash Private. Prior to the Closing, the Company was a shell company with no operations, formed as a vehicle to effect a business combination with one or more operating businesses. After the Closing, the Company’s primary assets consisted of shares in Smaaash Private and the rights granted under the Master Franchise Agreement and the Master Distribution Agreement.

Pursuant to the terms of the escrow agreement, the Upfront Company Shares have been cancelled because the Additional Smaaash Shares were not transferred in full to the Company in the designated six-month period.

Master Franchise Agreement

Franchise and license right. Under the Master Franchise Agreement, Smaaash Private granted to the Company an exclusive right to establish and operate Smaaash Centers (as defined under the Master Franchise Agreement) and to sublicense the right to establish and operate Smaaash Centers to third party franchisees, and a license to use the products and other services developed by Smaaash Private with respect to the Smaaash Centers, in the territories of North America and South America (“Territory”). Further, Smaaash Private granted to the Company the limited license to use the Trademarks of Smaaash Private (as set out in the Master Franchise Agreement) for the purposes of establishing and operating the Smaaash Centers in the Territory.

Obligations of the Company. The Company agreed not to directly or indirectly engage or be concerned with any business which competes with Smaaash Private’s business in the Territory during the term of the Master Franchise Agreement. The Company agreed to market, promote and publicize the Smaaash Centers in the Territory. The Company or third party sub-franchisees agreed to set up at least six Smaaash Centers during the first calendar year.

Obligations of Smaaash Private. Smaaash Private agreed to assist in training and installing the equipment and bear all the costs associated therewith. The franchisee or sub-franchisee will bear the cost to set up the Smaaash Center.

License fees and other payments. Franchisee or the third-party franchisee will be entitled to receive the revenue generated from each of the Smaaash Centers. In connection with the operations of the Smaaash Centers by sub-franchisees, the Company shall be entitled to receive (i) a signup fee equal to 5% of the capital expenditure of the sub-franchisee, (ii) 5% of the revenue of the sub-franchisee on an annual basis; and (iii) a 15% markup of the products sold to the sub-franchisee. Smaaash Private will not receive any portion of the revenue or other fees in connection with the Master Franchise Agreement.

Term and Termination. The Master Franchise Agreement will commence from its execution date and continue until the agreement is terminated in accordance with the Master Franchise Agreement. The Master Franchise Agreement may be terminated (i) by the mutual written agreement of parties or (ii) by Smaaash Private if the Company fails to make a payment, ceases to operate or abandons the Smaaash Centers or fails to use best efforts to market the Smaaash Centers and such failure is not cured within 30 days’ notice of the failure.

Addendum to Master Franchise Agreement

On November 29, 2018, the Company and Smaaash Private executed an addendum to the Master Franchise Agreement (the “Amendment”). Pursuant to the Amendment, Smaaash Private granted the Company the exclusive rights to set up family and entertainment centers under the name “Total Sports Center” in the United States (“Total Sports Centers”) in which 51% of the investment will be borne by the Company and 49% by Smaaash Private. Smaaash Private will be responsible for identifying the locations for setting up, managing and controlling the Total Sports Centers and will carry out all the fit out requirements for such centers. Smaaash Private will also appoint the management team for the centers. Smaaash Private will be entitled to 3% of the net revenue of each center, subject to conditions to be confirmed by the parties.

Master License and Distribution Agreement

Grant of license and distribution rights. Under the Master Distribution Agreement, Smaaash Private granted to the Company an exclusive right to purchase from Smaaash Private specialized equipment and products related to sports and recreational activities (“Products”) in the territory under the brand name of Smaaash Private and sell them with a 15% markup to the customers which will be the sub-franchisees of the Company who will operate the Smaaash Centers, as specified in the Master Franchise Agreement.

Pricing. The Company may sell the Products further to any third-party franchisees at a minimum of 15% margin over and above the price at which Smaaash Private sold the Products to the Company.

Grant of license in Smaaash Marks. Smaaash Private also granted the Company a license to use the Trademarks (as set out in the Master Distribution Agreement) on a royalty free basis for the purpose of promoting the sale of the Products in the Territory.

Term and Termination. The Master Distribution Agreement commence on its execution date and will continue until it is terminated in accordance with the Master Distribution Agreement. The Master Distribution Agreement may be terminated (i) by the mutual written agreement of parties, (ii) by Smaaash Private if the Company fails to make a payment or use best efforts to market the Products and such failure is not cured within 30 days’ of notice of the failure, and (iii) by the Company for any reason upon 120 days’ notice.

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

The Note accrues interest at 8% per annum from the date of the Note through and including May 20, 2019 and 12% per annum from and including May 21, 2019 through and including August 20, 2019, and 15% per annum from and including August 21, 2019, through and including November 20, 2019. If a late payment occurs and is continuing, the interest rate will be increased to 12% per annum and if from the date of the Note through and including August 20, 2019, and 18% per annum and if from after August 21, 2019. If a late payment remains outstanding for over 48 hours, Maxim may require the Company to redeem all or any part of the Note (“Alternate Payment Amount”) at a redemption price equal to 125% of the Alternate Payment Amount.

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

Prior to conversion, the Series A-1 Note bore interest at 2.67% per annum, was payable quarterly and had a maturity date of the earlier of the closing date of the Acquisition (as defined below) or June 20, 2020 (the “Maturity Date”). The Company was permitted to pay the interest in cash or at its sole discretion, in shares of its common stock or a combination of cash and common stock. However, the Company could only pay the interest in shares of its common stock if (i) all the equity conditions specified in the note (“Equity Conditions”) had been met (unless waived by the Holder in writing) during the 20 trading days immediately prior to the interest payment date (“Interest Notice Period”), (ii) the Company had provided proper notice pursuant to the terms of the note and (iii) the Company had delivered to the Holder’s account certain number of shares of its common stock to be applied against such interest payment prior to (but no more than five trading days before) the Interest Notice Period.

The Series A-1 Note was convertible into shares of the Company’s common stock (“Conversion Shares”) at an initial conversion price of $1.93 per share, subject to adjustment for any stock dividends and splits, rights offerings, distributions, combinations or similar transactions. Upon the closing of the Acquisition, the conversion price was automatically adjusted to equal the arithmetic average of the volume weighted average price (“VWAP”) of the Company’s common stock in the five trading days prior to the closing date of the Acquisition. The Holder was permitted to convert the Series A-1 Note at any time, in whole or in part, provided that upon receipt of a notice of conversion from the Holder, the Company had the right to repay all or any portion of the Series A-1 Note included in the notice of conversion.

Additionally, the Series A-1 Note would have automatically converted into shares of the Company’s common stock on the earlier of the Maturity Date or the closing date of the Acquisition provided that (i) no event of default then existed, and (ii) solely if such automatic conversion date was also the Maturity Date, each of the Equity Conditions had been met (unless waived in writing by the Holder) on each trading day during the 20 trading day period ending on the trading day immediately prior to the automatic conversation date.

At any time prior to the Maturity Date, the Company also had the right to elect to redeem some or all of the outstanding principal amount for cash in an amount (the “Optional Redemption Amount”) equal to the sum of (a) 100% of the then outstanding principal amount of the note, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the note (the “Optional Redemption”). The Company could only effect an Optional Redemption if each of the Equity Conditions had been met (unless waived in writing by the Holder) on each trading day during the period commencing on the date when the notice of the Optional Redemption was delivered to the date of the Optional Redemption and through and including the date payment of the Optional Redemption Amount was actually made in full.

Except as otherwise provided in the Series A-1 Note, including, without limitation, an Option Redemption, the Company could not prepay any portion of the principal amount of the note without the prior written consent of the Holder.

Pursuant to the terms of the Series A-1 Note, the Company was not permitted to convert any portion of the Series A-1 Note if doing so would result in the Holder beneficially owning more than 4.99% of the outstanding common stock of the Company after giving effect to such conversion, provided that on 61 days’ prior written notice from the Holder to the Company, that percentage could increase to 9.99%. However, if there was an automatic conversion, and the conversion would result in the Company issuing a number of shares in excess of the beneficial ownership limitation, then any such shares in excess of the beneficial ownership limitation would be held in abeyance for the benefit of the Holder until such time or times, if ever, as its right thereto would not result in the Holder exceeding the beneficial ownership limitation, at which time or times the Holder would be issued such shares to the same extent as if there had been no such limitation.

The Series A-1 Note contained restrictive covenants which, among other things, restricted the Company’s ability to repay or repurchase any indebtedness, make distributions on or repurchase its common stock or enter into transactions with its affiliates.

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

Acquisition of PLAYlive

On July 30, 2019, we acquired a 100% interest in PLAYlive by way of merger pursuant to an Agreement and Plan of Merger, dated July 25, 2019, whereby we acquired 100% of the issued and outstanding common stock of PLAYlive from the selling stockholders (“PLAYlive Stockholders”) of PLAYlive in exchange for 750,000 shares of our common stock. Following this merger, PLAYlive became our wholly owned subsidiary. On the closing date of this merger, each of the PLAYlive Stockholders entered into a one-year lock-up agreement with the Company and each of Duncan Wood, Jordan C. Jenson, and Alec T. Carpenter entered into an employment agreement with PLAYlive.

Licensing of Flamengo Esports

Effective January 20, 2020, Simplicity One entered into an Exclusive Trademark and Symbol Use License Agreement, and Other Covenants (the “License Agreement”), dated November 5, 2019 with Clube de Regatas do Flamengo (one of the most successful Brazilian sports organizations, known for its world-famous soccer team), whereby Clube de Regatas do Flamengo agreed to exclusively license its intellectual property rights (“Flamengo IP Rights”) to Simplicity One (an entity which the Company and Team One E-Sports Ltda – ME own a 90% and 10% equity interest in, respectively), authorizing Simplicity One to use the Flamengo IP Rights on a League of Legends team in esports as well as in other modalities in esports, which will be maintained and assembled by Simplicity One during the term of the Licensing Agreement. The Company has appointed Fred Tannure to act as Simplicity One’s General Manager. The License Agreement has a term of three years, beginning on January 1, 2020 and ending on December 31, 2022, and may be renewed by mutual written agreement by the parties. In exchange for the exclusive license, the Company shall pay Clube de Regatas do Flamengo an annual fee for the first, second and third year in the amount of US$32,882 (Reais$170,000.00), US$35,784 (Reais$185,000.00), and US$38,685 (Reais$200,000.00), respectively, as well as the payment of royalties in the amount of 8% of the gross revenues (less taxes) of the eSports teams pursuant to the terms of the Licensing Agreement. If either party unilaterally terminates the Agreement or gives rise to certain termination grounds set forth in the Agreement, the terminating party will pay the other party a non-compensatory fine in the amount of approximately $23,870 (Reais $100,000) to indemnify the other party, without prejudice to any losses or damages that exceed such amount.

Flamengo Esports was established in 2017 as the Esports division of Clube de Regatas do Flamengo, a successful Brazilian sports organization, known for its world-famous soccer team. Flamengo Esports’ League of Legends® team won the CBLoL Championship in September 2019 and competed at the 2019 League of Legends® World Championship in Europe as one of 24 teams from 13 different regions around the world.

On April 1, 2020, the Company released multiple players and staff members from Simplicity One Brasil Ltd as part of a restructuring to make the Flamengo Esports project profitable. During the first quarter of the fiscal year ending May 31, 2021, the Company applied for ownership of a franchise spot in League of Legends Brazil (CBLoL). Management expects to receive approval for franchise ownership in October 2020.

Nasdaq Delisting

On December 10, 2018, the Company received a written notice (the “Notice”) from Nasdaq’s Listing Qualifications Division indicating that the Company has not complied with the requirements of IM-5101-2 of the listing rules of Nasdaq (the “Listing Rules”).

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

Management of Simplicity Esports and Gamily Company decided that moving from Nasdaq to the OTCQB is more appropriate for the Company at this time, while the Company builds out its planned network of retail esport centers.

On April 1, 2019, the Company was notified by Nasdaq that it would delist the Company’s common stock and public warrants. The Company’s common stock and public warrants were previously suspended from trading on Nasdaq, effective January 25, 2019.

On April 2, 2019, Nasdaq filed a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on Form 25 with the Securities and Exchange Commission (the “SEC”) relating to the Company’s common stock and public warrants. As a result, the Company’s common stock and public warrants were delisted from Nasdaq effective April 2, 2019.

The Company’s common stock and public warrants currently have been quoted on the OTCQB under the symbols “WINR” and “WINRW,” respectively.

Recent Developments

Equity Line

On March 12, 2020, the Company entered into an Common Stock Purchase Agreement with Triton Funds LP (“Selling Stockholder”), dated as of March 11, 2020, pursuant to which, upon the terms and subject to the conditions thereof, the Selling Stockholder is committed to purchase shares of the Company’s Common Stock at an aggregate price of up to $500,000 (the “Maximum Commitment Amount”) over the course of the commitment period which ends on the earlier of (i) the date on which the Selling Stockholder purchases the Maximum Commitment Amount and (ii) December 31, 2020 (the “Equity Line”). In connection with the execution of the Common Stock Purchase Agreement, the Company registered the resale of up to 725,000 shares of Common Stock issuable under the Equity Line in the amount of the Maximum Commitment Amount pursuant to a registration statement declared effective by the SEC on March 30, 2020.

Online Tournaments

On March 22, 2020, the Company announced it would be holding weekly online esports tournaments, due to increased demand from COVID-19 related social distancing. Through the acquisition of PLAYlive, the Company acquired a database of over 400,000 paying PLAYlive esports gaming center customers. The Company will be promoting its new online esports tournaments directly to this existing customer base via text message announcements and promotions. The Company sees this as a new and sustainable business unit that can create revenues during stay at home orders and into the future. See further discussion elsewhere herein.

Authorized Issuances of Common Stock & Restricted Stock Awards

On July 30, 2019, in connection with the PLAYlive Merger, the Company issued 750,000 shares of the Company’s common stock as Merger Consideration. Such shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) available to the Company by Section 4(a)(2) promulgated thereunder.

On September 16, 2019, pursuant to a Restricted Award, we authorized the grant to Jed Kaplan, our Chief Financial Executive Officer and Interim Chief Financial Officer and a member of our board of directors, of 70,000 shares of our restricted Common Stock. As of May 31, 2020, these shares have been issued.

On September 16, 2019, pursuant to a Restricted Award, we authorized the grant to Roman Franklin, our President and a member of our board of directors, of 21,000 shares of our restricted Common Stock. As of May 31, 2020, these shares have been issued.

On September 16, 2019, pursuant to a Restricted Award, we authorized the grant to Steven Grossman, our Corporate Secretary, of 14,000 shares of our restricted Common Stock. As of May 31, 2020, these shares have been issued.

On March 11, 2020, in connection with the execution of the Common Stock Purchase Agreement with Triton Funds, LP, we issued 5,000 shares of our restricted Common Stock at $1.18 per share to Triton Funds, LP as a donation.

On April 9, 2020, we delivered a Purchase Notice to Triton Funds, LP pursuant to the terms of the Common Stock Purchase Agreement requiring Triton Funds, LP to acquire 125,000 shares of our restricted Common Stock at a price of $0.70 per share. In accordance therewith, we issued 125,000 shares of our Common Stock to Triton Funds, LP, which rendered $87,700 in proceeds to the Company. Also on that date pursuant to the Common Stock Purchase Agreement 600,000 shares were issued by our transfer agent, whereas we have notified the counterparty that the Common Stock Purchase Agreement has been cancelled and are awaiting the return of the shares to treasury, we do not consider these shares to be outstanding.

On May 4, 2020, pursuant to the terms of that certain 10% Fixed Convertible Promissory Note (described below) dated April 29, 2020 in the principal amount of $152,500 issued by the Company in favor of Harbor Gates Capital, LLC, the Company agreed to issued 10,000 shares of our restricted Common Stock, issued at $0.99 per share, to Harbor Gates Capital, LLC as additional consideration for the purchase of such note, as of May 31, 2020 these shares were not issued, as of August 31, 2020, these shares have been issued.

On May 7, 2020, we authorized the sale of 22,936 shares of our restricted Common Stock, at a price of $1.09 per share, to William H. Herrmann, Jr. a member of our board of directors, for an aggregate purchase price of $25,000. As of May 31, 2020, and August 31, 2020, such shares have not been issued.

On June 4, 2020, we authorized the issuance of 85,905 shares of common stock in connection with the conversion of $100,000 in principal of a convertible note payable. issued. As of August 31, 2020, such shares have been issued.

On June 15, 2020, we issued 25,000 shares of common stock in satisfaction of an outstanding balance owed to a vendor.

On June 18, 2020, pursuant to the terms of that certain Securities Purchase Agreement between the Company and an accredited investor, pursuant to which the Company issued a 12% self-amortization promissory note (described elsewhere herein) in the principal amount of $550,000, the Company agreed to issue 55,000 shares of the Company’s common stock to such accredited investor as additional consideration for the purchase of such note. As of August 31, 2020, such shares have been issued.

On June 29, 2020, Simplicity Esports and Gaming Company acquired the assets of one of its top performing franchisee owned esports gaming centers on Fort Bliss U.S. Military base in El Paso, TX. In connection with the acquisition the Company authorized the issuance of 150,000 restricted shares. As of August 31, 2020, such shares have not been issued.

On July 29, 2020, we authorized the grant of 300,000 shares of common stock to Jed Kaplan, our Chief Financial Executive Officer and Interim Chief Financial Officer and a member of our board of directors. As of August, 31, 2020, such shares have not been issued.

On July 29, 2020, we authorized the grant of 265,000 shares of common stock, to Roman Franklin, our President and a member of our board of directors. As of August 31, 2020, such shares have not been issued.

On July 29, 2020, we authorized the grant of 192,000 shares of common stock to an employee and the members of the Board of Directors of the Company as of August 31, 2020, such shares have not been issued.

On July 31, 2020, we entered into a marketing agreement whereby we agreed to issue 27,778 shares of common stock. As of August 31, 2020, such shares have not been issued.

On August 7, 2020, pursuant to the terms of that certain Securities Purchase Agreement between the Company and an accredited investor pursuant to which we issued a 12% self-amortization promissory note (described elsewhere herein) in the principal amount of $333,333, the Company authorized the grant of 33,333 shares of common stock. As of August 31, 2020, such shares have been issued.

Debt Obligations

10% Fixed Convertible Promissory Note

On April 29, 2020 (the “Effective Date”), the Company issued a 10% Fixed Convertible Promissory Note (the “Harbor Gates Note”), with a maturity date of October 29, 2020 (the “Maturity Date”), in the principal sum of $152,000 in favor of Harbor Gates Capital, LLC (“Harbor Gates”). Pursuant to the terms of the Harbor Gates Note, the Company agreed to pay to Harbor Gates $152,500 (the “Principal Sum”) and to pay “guaranteed” interest on the principal balance at an amount equivalent to 10% of the Principal Sum, to the extent such Principal Sum and “guaranteed” interest and any other interest, fees, liquidated damages and/or items due to Harbor Gates have not been repaid or converted into Company common stock in accordance with the terms of the Harbor Gates Note. The Harbor Gates Note carries an original issue discount (“OID”) of $2,500. Accordingly, on the Effective Date, Harbor Gates delivered $150,000 to the Company in exchange for the Harbor Gates Note.

In addition to the “guaranteed” interest, and upon the occurrence of an Event of Default (as hereinafter defined), additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 20% per annum or the highest rate permitted by law.

The Company may prepay the Harbor Gates Note according to the following schedule:

Days Since Effective Date	Payment Amount
Under 30	115% of Principal Amount (as hereinafter defined) so paid
31-60	120% of Principal Amount so paid
61-90	125% of Principal Amount so paid
91-180	135% of Principal Amount so paid

135% of the remaining unpaid and unconverted Principal Amount, plus all accrued and unpaid interest will be due and payable on the Maturity Date. “Principal Amount” refers to the sum of (i) the original principal amount of the Harbor Gates Note (including the OID, prorated if the Harbor Gates Note has not been funded in full); (ii) all guaranteed and other accrued but unpaid interest under the Harbor Gates Note; (iii) any fees due under the Harbor Gates Notes; (iv) liquidated damages; and (v) any default payments owing under the Harbor Gates Note, in each case previously paid or added to the Principal Amount.

Pursuant to the terms of the Harbor Gates Note, the Company agreed to issue Harbor Gates shares of Company common stock in two tranches as follows:

(i)	10,000 shares of common stock within three trading days of the Effective Date; and
(ii)	In the event the average of the three volume weighted average prices for the Company’s common stock during the three consecutive trading days immediately preceding the date which is the 180th day following the Effective Date is less than $1.00 per share, then Harbor Gates will be entitled, and the Company will issue to Harbor Gates additional shares of common stock as set forth in the Harbor Gates Note.

If an Event of Default (as defined in the Promissory Note) occurs, the outstanding Principal Amount of the Harbor Gates Note owing in respect thereof through the date of acceleration, shall become, at Harbor Gates’ election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 35% of the outstanding Principal Amount of the Harbor Gates Note will be automatically added to the Principal Sum of the Harbor Gates Note and tack back to the Effective Date for purposes of Rule 144 promulgated under the 1934 Act. Commencing five days after the occurrence of any Event of Default that results in the eventual acceleration of the Harbor Gates Note, the Harbor Gates Note will accrue additional interest, in addition to the Harbor Gates Note’s “guaranteed” interest, at a rate equal to the lesser of 20% per annum or the maximum rate permitted under applicable law.

If the Harbor Gates Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained in the Harbor Gates Note, Harbor Gates has the right, at Harbor Gates’ sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under the Harbor Gates Note into shares of the Company’s common stock at the Variable Conversion Price. The “Variable Conversion Price” will be equal to the lower of: (a) $1.00, or (b) 70% of the lowest volume weighted average price of the Company’s common stock during the 15 consecutive trading days prior to the date on Harbor Gates elects to convert all or part of the Harbor Gates Note. The Company intends to prepay the Harbor Gates Note in accordance with its terms so that no amount under the Harbor Gates Note is converted into shares of the Company’s common stock.

On July 2, 2020, the Company repaid $152,500 and $15,000 in accrued interest in full satisfaction of the 10% Convertible Promissory Harbor Gates Note.

Kaplan Promissory Note

On May 12, 2020 (the “Issue Date”), the Company issued a promissory note (the “Kaplan Note”) in the principal sum of $90,000 in favor of Jed Kaplan, the Company’s Chief Executive Officer, interim Chief Financial Officer, member of the Company’s Board of Directors and greater than 5% stockholder of the Company. The Kaplan Note matures on the first business day following the 150-day anniversary of the Issue Date (the “Maturity Date”). The Company will use the proceeds of the Kaplan Note to fund the operations of Simplicity One Brasil Ltda, the Company’s majority owned subsidiary (“Simplicity Brasil”).

Pursuant to the terms of the Kaplan Note, the Company agreed to pay to Mr. Kaplan the lesser of (i) the principal sum of $90,000 (the “Maximum Commitment”), or (ii) the aggregate principal amount of all direct advances of the proceeds of the Kaplan Note (each, an “Advance”), together with any interest thereon, and any and all other amounts which may be due and payable thereunder from time to time.

Subject to the terms of the Kaplan Note, Mr. Kaplan agreed to make one direct Advance to and for the benefit of the Company on the Issue Date in the amount of $45,000, and one additional Advance to and for the benefit of the Company at such time as the Company may request during the two month period following the Issue Date. The total of the aggregate principal balance of all Advances (collectively referred to herein as the “Principal Amount”) outstanding at any time shall not exceed the Maximum Commitment. Advances made by Mr. Kaplan to the Company under the Kaplan Note which have been repaid may not be borrowed again.

Prior to the Maturity Date or an Event of Default (as hereinafter defined), the Principal Amount outstanding under the Kaplan Note will bear interest at a rate of 3% (the “Interest Rate”). From and after the Maturity Date or upon and during the continuance of an Event of Default, interest will accrue on the unpaid Principal Amount during any such period at an annual rate (the “Default Rate”) equal to 10% plus the Interest Rate; provided, however, that in no event will the Default Rate exceed the maximum rate permitted by law.

The Company may prepay the Kaplan Note, in whole or in part, without a prepayment penalty, at any time provided that an Event of Default has not then occurred.

Self-Amortization Promissory Note

On June 18, 2020 (the “Issue Date”), the Company entered into a securities purchase agreement (the “SPA”) with an accredited investor (the “Holder”), pursuant to which the Company issued a 12% self-amortization promissory note (the “Amortization Note”) with a maturity date of June 18, 2021 (the “Maturity Date”), in the principal sum of $550,000. Pursuant to the terms of the Amortization Note, the Company agreed to pay to $550,000 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum. The Amortization Note carries an original issue discount (“OID”) of $55,000. Accordingly, on the Closing Date (as defined in the SPA), the Holder paid the purchase price of $495,000 in exchange for the Amortization Note. In addition, pursuant to the terms of the SPA, the Company agreed to issue 55,000 shares of the Company’s common stock to the Holder as additional consideration.

The Company may prepay the Amortization Note at any time prior to the date that an Event of Default (as defined in the Amortization Note) (each an “Event of Default”) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium). The Amortization Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Amortization Note or SPA.

The Company is required to make amortization payments to the Holder according to the following schedule:

Payment Date	Payment Amount
10/16/2020	$66,125.00
11/16/2020	$66,125.00
12/16/2020	$66,125.00
01/18/2021	$66,125.00
02/18/2021	$66,125.00
03/18/2021	$66,125.00
04/16/2021	$66,125.00
05/18/2021	$66,125.00
06/18/2021	$65,921.26
Total:	$594,921.26

 Self-Amortization Promissory Note

On August 7, 2020 (the “Issue Date”), Simplicity Esports and Gaming Company, a Delaware corporation (the “Company”), entered into a securities purchase agreement (the “SPA”) with FirstFire Global Opportunities Fund, LLC, an accredited investor (the “Holder”), pursuant to which the Company issued a 12% self-amortization promissory note (the “Amortization Note”) with a maturity date of August 7, 2021 (the “Maturity Date”), in the principal sum of $333,333. Pursuant to the terms of the Amortization Note, the Company agreed to pay $333,333 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum. The Amortization Note carries an original issue discount (“OID”) of $33,333. Accordingly, on the Closing Date (as defined in the SPA), the Holder paid the purchase price of $300,000 in exchange for the Amortization Note. In addition, pursuant to the terms of the SPA, the Company agreed to issue 33,333 shares of the Company’s common stock to the Holder as additional consideration.

The Company may prepay the Amortization Note at any time prior to the date that an Event of Default (as defined in the Amortization Note) (each an “Event of Default”) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium). The Amortization Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Amortization Note or SPA.

The Company is required to make amortization payments to the Holder according to the following schedule:

Payment Date	Payment Amount
12/07/2020	$40,075.75
01/07/2021	$40,075.75
02/08/2021	$40,075.75
03/08/2021	$40,075.75
04/07/2021	$40,075.75
05/07/2021	$40,075.75
06/07/2021	$40,075.75
07/07/2021	$40,075.75
08/07/2021	$39,952.34
Total:	$360,558.34

Upon the Holder’s provision of notice to the Company of the occurrence of any Event of Default, which has not been cured within five calendar days as provided in the Amortization Note, the Amortization Note shall become immediately due and payable and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law. The Company shall have the right to pay the Default Amount in cash at any time, provided, however that the Holder may convert the Amortization Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% contained in the Amortization Note) at any time after the date that is five calendar days after the Amortization Note becomes immediately due and payable as a result of an Event of Default until the Company has repaid the Amortization Note in cash. If the aforementioned event occurs, the conversion price will be equal to the closing bid price of the Company’s common stock on the trading day immediately preceding the date of the respective conversion. The Company intends to repay the Amortization Note in accordance with its terms so that no amount under the Amortization Note is converted into shares of the Company’s common stock.

PLAYlive Nation Merger

On July 25, 2019, the Company entered an Agreement and Plan of Merger (the “Merger Agreement”) with Esports Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), PLAYlive, Duncan Wood, Robert J. Steinberger, Eric J. Charneski, Jordan C. Jenson, and Alec T. Carpenter (collectively, Messrs. Wood, Steinberger, Charneski, Jenson and Carpenter are referred to herein as the “PLAYlive Stockholders”), and Mr. Wood in his capacity as representative of the Stockholders (the “Stockholder Representative”), pursuant to which the Company agreed to acquire 100% of the issued and outstanding common stock of PLAYlive by way of a merger (the “PLAYlive Merger”) pursuant to which Merger Sub merged with and into PLAYlive, with PLAYlive surviving the Merger and continuing as a wholly owned subsidiary of the Company, in exchange for 750,000 shares of the Company’s common stock (the “Merger Consideration”). The PLAYlive Merger closed on July 30, 2019.

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

Settlement Agreement

In March 2019, the Company entered into a settlement agreement with its prior attorney. The settlement agreement called for $200,000 to be paid upon signing the settlement agreement and then another $525,000 to be paid over-time. As of July 23, 2019, the Company owed this attorney $300,000.

Debt Conversion

On May 31, 2019, we issued 100,000 shares of Common Stock to affiliates of Polar in exchange for Polar’s forgiveness of $143,476 owed by us to Polar under that that certain Stock Purchase Agreement, dated as of November 2, 2018, between Polar and us.

Overview of Smaaash Entertainment Private Limited

Smaaash Private operates state-of-the-art games and entertainment centers (“Smaaash Centers”) in India, in addition to carrying out product sales of its games and equipment that Smaaash has developed in-house, supported by its sponsorship and other revenues. Smaaash Private’s core concept is to offer an interactive, immersive and fun experience to customers at its Smaaash Centers, blending Augmented Reality (“AR”) and Virtual Reality (“VR”) and other games, indoor entertainment, and attractive food and beverage options, customized to the tastes and preferences of a diverse set of customers across age groups, genders and backgrounds, including corporate customers, families, friends and children.

Following the January 2019 acquisition of Simplicity Esports LLC, we determined to shift our current primary focus to the Simplicity Esports LLC business. Accordingly, we do not anticipate generating any material revenues from Smaaash in the next 12 months. The Master Franchise Agreement, as amended, and the Master Distribution Agreement continue in full force and effect, however, and we may now or in the future pursue Smaaash business opportunities.

Employees

As of August 31, 2020, we had 16 full-time employees and 8 part-time employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

Legal Proceedings

On August 5, 2020, a lawsuit styled Duncan Wood v. PLAYlive Nation, Inc. and Simplicity eSports and Gaming Company (Case No. 20-1043) was filed in the U.S. District Court for the District of Delaware. The complaint alleges unlawful failure to make timely and reasonable payment of wages under Arizona law, breach of contract, breach of the duty of good faith and fair dealing and unjust enrichment. The plaintiff seeks monetary damages for all wage compensation and common stock alleged to be owed, treble damages, interest on all wage compensation, reasonable attorneys’ fees and such other monetary, injunctive, equitable, compensatory, punitive and declaratory relief as the Court deems just and proper. Defendants’ responsive pleading is not yet due and has not been filed. The litigation is in its initial stages and the Company is unable to reasonably predict its potential outcome. The Company, however, believes that the lawsuit is without merit and intends to vigorously defend the claims.

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

Properties

Our corporate headquarters are located at 7000 W. Palmetto Park Road, Suite 505, Boca Raton, Florida 33433, where we lease approximately 250 rentable square feet of office space from an unaffiliated third party. This lease expires on June 1, 2022. Terms of the office lease provide for a base rent payment of $800 per month. In total we lease approximately 8,600 rentable square feet of office space from unaffiliated third parties in five locations in Florida, Oregon and Washington state for our corporate offices and gaming centers. These leases expire at various times, with the first expiration being November of 2020 and the last being May of 2025. Terms of the office leases currently provide for base rent payments of approximately $17,900 per month with annual price escalations. We believe that these facilities are adequate for our current and near-term future needs.

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

We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended May 31, 2020 and 2019.

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended May 31, 2020 and 2019, we reported net losses of $2,620,238 and $3,565,272, respectively, and negative cash flow from operating activities of $1,522,486 and $1,395,255, respectively. As of May 31, 2020, we had an aggregate accumulated deficit of $6,195,044. We anticipate that we will continue to report losses and negative cash flow. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended May 31, 2020 and 2019.

Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities, including common stock issued in this offering, would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing, including funds to be raised in this offering. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business even if this offering is successful. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ability to Continue as a Going Concern.”

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

After the consummation of the acquisition of Simplicity Esports LLC and PLAYlive Nation, Inc., our remaining liquidity and capital resources may not be sufficient to allow us to fund our ongoing operations, effectively pursue our strategy or sustain our growth initiatives. If we require additional capital resources, we may seek such funds directly from third party sources; however, we may not be able to obtain sufficient equity capital and/or debt financing from third parties to allow us to fund our expected ongoing operations or we may not be able to obtain such equity capital or debt financing on acceptable terms or conditions. Factors affecting the availability of equity capital or debt financing to us on acceptable terms and conditions include:

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

A key element of our growth strategy is to extend our brand by opening corporate owned as well as franchising retail Simplicity Esports Gaming Centers in locations in the United States that we believe will provide attractive returns on investment. We have identified numerous sites for potential corporate Simplicity Esports Gaming Centers and many other sites for potential franchised esports gaming centers, in the United States, however, desirable locations for additional Simplicity Esports Gaming Center openings may not be available at an acceptable cost when we identify a particular opportunity for a new Simplicity Esports Gaming Center.

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

If we succeed in opening new Simplicity Esports Gaming Centers on a timely and cost-effective basis, we may nonetheless be unable to attract enough customers to the new Simplicity Esports Gaming Centers because potential customers may be unfamiliar with our brands or concepts, or our entertainment and menu options might not appeal to them. Our new Simplicity Esports Gaming Centers may not meet or exceed our performance targets, including target cash-on-cash returns. New Simplicity Esports Gaming Centers may even operate at a loss, which could have a significant adverse effect on our overall operating results.

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

Our business inherently exposes us to negative publicity or customer complaints as a result of accidents, injuries, or in extreme cases, deaths, arising from instances of air-borne, water-borne or food-borne contagion or illness, food contamination, spoilage, tampering, equipment failure, improper use of our equipment, fire, explosion, terrorist attacks or civil riots, and other safety or security issues, such as kidnapping, or associated risks arising from other actual or perceived non-compliance with safety, quality or service standards or norms in relation to the various game, entertainment and food and beverage attractions at the Simplicity Esports Gaming Centers. Even isolated or sporadic incidents or accidents may have a negative impact on our brand image and reputation, and the Simplicity Esports Gaming Centers’, or games’ or our own popularity with customers. The considerable expansion of social media in recent years has compounded the effect of any potential negative publicity.

We cannot guarantee that our or our franchisee’s employee training, internal controls and other precautions will be sufficient to prevent any such occurrence at the Simplicity Esports Gaming Centers, in relation to our Simplicity global virtual reality gaming and fully integrated esports platform, or to control or mitigate any negative consequences. In addition, we or our franchisees rely on third-party security and housekeeping staff for certain non-core functions, as well as certain technology vendors and partners. Although we monitor vendors and partners and, in certain cases, may have a contractual indemnity or recourse in case of any default on their part, our ability to assure a safe and satisfactory experience to our customers is necessarily limited to the extent of our or our franchisees’, dependence on third parties, from time to time. Moreover, we may not be able to distance or insulate ourselves from any adverse publicity or reputational damage arising from any act, omission or negligence on the part of a vendor or other third party, which may negatively affect a customer’s experience at any of the Simplicity Esports Gaming Centers.

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

Acquisitions, other strategic alliances and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.

Acquisitions are an important element of our overall corporate strategy and use of capital, and these transactions could be material to our financial condition and results of operations. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or product has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks may include, but are not limited to:

●	diversion of management’s time and focus from operating our business to acquisition integration challenges;
●	failure to successfully further develop the acquired business or product lines;
●	implementation or remediation of controls, procedures and policies at the acquired company;
●	integration of the acquired company’s accounting, human resources and other administrative systems, and coordination of product, engineering and sales and marketing functions;
●	transition of operations, users and customers onto our existing platforms;
●	reliance on the expertise of our strategic partners with respect to market development, sales, local regulatory compliance and other operational matters;
●	failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval, under competition and antitrust laws which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition;
●	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
●	cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire;
●	liability for or reputational harm from activities of the acquired company before the acquisition or from our strategic partners, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and
●	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former shareholders or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments or strategic alliances could cause us to fail to realize the anticipated benefits of such acquisitions, investments or alliances, incur unanticipated liabilities, and harm our business generally.

Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or impairment of goodwill and purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results of operations and cash flows. Also, the anticipated benefits of many of our acquisitions may not materialize.

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

To the extent that we suffer loss or damage that is not covered by insurance or that exceeds our insurance coverage, the loss will have to be borne by us and our business, cash flow, financial condition, results of operations and prospects may be adversely affected.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors. We do not have key-man insurance on the life of any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. While our employment agreements with our key executive officers contain non-compete provisions, we do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Common Stock held by non-affiliates exceeds $700 million as of any November 30 before that time, in which case we would no longer be an emerging growth company as of the following May 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may require substantial financial and management resources.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. As long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.

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

Various product safety laws and governmental regulations applicable to the distributor of Simplicity Esports LLC’s and/or PLAYlive Nation, Inc.’s products may adversely affect our business, results of operations and financial condition.

Our distribution of Simplicity Esports LLC’s and/or PLAYlive Nation, Inc.’s products will be subject to numerous federal, state, provincial, local and foreign laws and regulations, including laws and regulations with respect to product safety, including regulations enforced by the United States Consumer Products Safety Commission. We and our franchisees could incur costs in complying with these regulations and, if they fail to comply, could incur significant penalties. A failure to comply with applicable laws and regulations, or concerns about product safety, may also lead to a recall or post-manufacture repair of selected Simplicity Esports LLC’s and/or PLAYlive Nation, Inc.’s products, resulting in the rejection of the products by our franchisees, lost sales, increased customer service and support costs, and costly litigation.

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

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Esports Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Gaming Centers on May 1, 2020 and have since reopened one corporate and 21 franchised Simplicity Gaming Centers as of June 28, 2020. Although our franchise agreements with franchisees of Simplicity Esports Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Esports Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us.

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

Risks Relating to Our Esports Business

Our esports businesses are substantially dependent on the continuing popularity of the esports industry as a whole.

The esports industry is in the early stages of its respective development. Although the esports industry has experienced rapid growth, consumer preferences may shift and there is no assurance this growth will continue in the future. We have taken steps to diversify their businesses and mitigate these risks to an extent and continue to seek out new opportunities in the esports industry. However, due to the rapidly evolving nature of technology and online gaming, the esports industry may experience volatile and declining popularity as new options for online gaming and esports become available, or consumer preferences shift to other forms of entertainment, and as a consequence, our businesses and results of operations may be materially negatively affected.

Our esports business faces intense and wide-ranging competition, which may have a material negative effect on our business and results of operations.

The success of our esports business is dependent upon the performance and/or popularity of its teams. Simplicity Esports LLC’s teams compete, in varying respects and degrees, with other live sporting events, and with sporting events delivered over television networks, radio, the Internet and online services, mobile applications and other alternative sources. For example, our esports teams compete for attendance, viewership and advertising with a wide range of alternatives available in major metropolitan areas. During some or all of the esports season, our teams face competition, in varying respects and degrees, from professional and collegiate basketball, hockey, baseball, football, and soccer, among others.

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

Our future financial results will be dependent on the Simplicity teams becoming and remaining popular with our fan base and, in varying degrees, on the teams achieving in-game success, which can generate fan enthusiasm, resulting in sustained ticket and merchandise sales during the season. Furthermore, success in the regular season at certain tournaments may qualify one or more of our esports teams for participation in post-season playoffs, which provides us with additional revenue from prize money by increasing the number of games played by our sports teams and, more importantly, by generating increased excitement and interest in our esports teams, which can improve attendance in subsequent seasons. There can be no assurance that any of our esports teams, will develop a significant fan base, maintain continued popularity or compete in post-season play in the future.

Defection of our esports players to other teams or managers could hinder our success.

We compete with other esports athlete management businesses to sign and retain world class esports players, some of which have greater resources or brand recognition and popularity than ours. Our players may choose to defect to other esports organizations for various reasons, including that they have been made a superior offer or they have chosen to pursue new or other opportunities. The loss or defection of any of our esports players could have negative consequences on our businesses and results of operations. While we take or intend to take, all appropriate steps to retain our players and protect their interests, there can be no assurances that players will not defect to other esports organizations.

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

Our future success depends, in part, on our ability to manage our expanded business, including our aspirations for continued expansion. We intend to dedicate resources to a new business model that is largely untested, as is the case with esports. We do not know to what extent our future expansions will be successful. Further, even if successful, the growth of our business could create significant challenges for our management, operational, and financial resources, and could increase existing strain on, and divert focus from, our core businesses. If not managed effectively, this growth could result in the over-extension of our operating infrastructure, and our management systems, information technology systems, and internal controls and procedures may not be adequate to support this growth. Failure to adequately manage our growth in any of these ways may cause damage to our brand, damage our reputation or otherwise negatively impact our business.

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

Many elements of our business are unique, evolving and relatively unproven. Our business and prospects depend on the continuing development of live streaming of competitive esports gaming. The market for esports and amateur online gaming competition is relatively new and rapidly developing and are subject to significant challenges. Our business relies upon our ability to cultivate and grow an active gamer community, and our ability to successfully monetize such community through tournament fees, subscriptions for our esports gaming services, and advertising and sponsorship opportunities. In addition, our continued growth depends, in part, on our ability to respond to constant changes in the esports gaming industry, including rapid technological evolution, continued shifts in gamer trends and demands, frequent introductions of new games and titles and the constant emergence of new industry standards and practices. Developing and integrating new games, titles, content, products, services or infrastructure could be expensive and time-consuming, and these efforts may not yield the benefits we expect to achieve at all. We cannot assure you that we will succeed in any of these aspects or that the esports gaming industry will continue to grow as rapidly as it has in the past.

We may encounter difficulties in integrating Simplicity Esports LLC’s esports businesses or otherwise realizing the anticipated benefits of the transaction.

As part of our business strategy, from time to time, we acquire, make investments in, or enter into strategic alliances and joint ventures with, complementary businesses, such as the acquisition of the Simplicity esports business in January 2019. The acquisition of Simplicity Esports LLC involves significant risks and uncertainties, including: (i) the potential for Simplicity Esports LLC’s business to underperform relative to our expectations and the acquisition price, (ii) the potential for Simplicity Esports LLC’s business to cause our financial results to differ from expectations in any given period, or over the longer-term, (iii) unexpected tax consequences from the acquisition, or the tax treatment of Simplicity Esports LLC’s business’s operations going forward, giving rise to incremental tax liabilities that are difficult to predict, (iv) difficulty in integrating Simplicity Esports LLC’s business, its operations and its employees in an efficient and effective manner, (v) any unknown liabilities or internal control deficiencies assumed as part of the acquisition, and (vi) the potential loss of key employees of Simplicity Esports LLC’s businesses. Further, the transaction may involve the risk that our senior management’s attention will be excessively diverted from our other operations, the risk that the gaming industry does not evolve as anticipated and that any intellectual property or personnel skills acquired do not prove to be those needed for our future success, and the risk that our strategic objectives, cost savings or other anticipated benefits are otherwise not achieved.

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

We expect to derive a substantial portion of our revenues from esports games played on game platforms manufactured by third parties, such as Sony’s PS4®, Microsoft’s Xbox One®, and Nintendo’s Wii U® and Switch®, and PCs. The success of our business will be driven in large part by our ability to accurately predict which platforms will be successful in the marketplace. We also rely on the availability of an adequate supply of these video game consoles and the continued support for these consoles by their manufacturers. We may be required to commit significant resources well in advance of the anticipated introduction of a new platform. If increased costs are not offset by higher revenues and other cost efficiencies, our business could be negatively impacted. If the platforms for which we invested resources do not attain significant market acceptance, we may not be able to recover our costs, which could be significant.

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

We also rely on networks operated by third parties, such as the PlayStation® Network, Xbox Live® and Steam®, for the functionality of the games we use which have online features. An extended interruption to any of these services could adversely affect our ability to operate our games with online features, negatively impacting our business.

Further, insufficient server capacity could also negatively impact our game center business. Conversely, if we overestimate the amount of server capacity required by our business, we may incur unnecessary additional operating costs.

The esports gaming industry is very “hit” driven. We may not have access to “hit” games or titles.

Select game titles dominate competitive esports and online gaming, including League of Legends, Minecraft, Fortnite and Overwatch, and many new games titles are regularly introduced in each major industry segment (console, mobile and PC free-to-download). Despite the number of new entrants, only a very few “hit” titles account for a significant portion of total revenue in each segment.

The size and engagement level of our online and in person gamers are critical to our success and are closely linked to the quality and popularity of the esports game publishers with which we have licenses. Esports game publishers on our gaming platform, including those who have entered into license agreements with us, may leave us for other gaming platforms or leagues which may offer better competition, and terms and conditions than we do. Furthermore, we may lose esports game publishers if we fail to generate the number of gamers to our tournaments and league competitions expected by such publishers. In addition, if popular esports game publishers cease to license their games to us, or our live streams fail to attract gamers, we may experience a decline in gamer traffic, subscriptions and engagement, which may have a material and adverse impact on our results of operations and financial conditions.

We must continue to attract and retain the most popular esports gaming titles in order to maintain and increase the popularity of our leagues, tournaments and competitions, and ensure the sustainable growth of our gamer community. We must continue to identify and enter into license agreements with esports gaming publishers developing “hit’ games that resonate with our community on an ongoing basis. We cannot assure you that we can continue to attract and retain the same level of first-tier esports game publishers and our ability to do so is critical to our future success.

If we fail to keep our existing gamers highly engaged, to acquire new gamers, to successfully implement a membership model for our gaming community, our business, profitability and prospects may be adversely affected.

Our success depends on our ability to maintain and grow the number of gamers attending and participating in our in-person and online tournaments and competitions, and using our gaming platform, and keeping our gamers highly engaged. Of particular importance is the successful deployment and expansion of our membership model to our gaming community for purposes of creating predictable recurring revenues.

In order to attract, retain and engage gamers and remain competitive, we must continue to develop and expand our leagues, including internationally, produce engaging tournaments and competitions, successfully license the newest “hit” esports games and titles, implement new technologies and strategies, improve features of our gaming platform and stimulate interactions in our gamer community.

A decline in the number of our gamers in our ecosystem may adversely affect the engagement level of our gamers, the vibrancy of our gamer community, or the popularity of our league play, which may in turn reduce our monetization opportunities, and have a material and adverse effect on our business, financial condition and results of operations. If we are unable to attract and retain gamers, our revenues may decline and our results of operations and financial condition may suffer.

We cannot assure you that our online and in person gaming platform and centers will remain sufficiently popular with gamers to offset the costs incurred to operate and expand them. It is vital to our operations that we remain sensitive and responsive to evolving gamer preferences and offer first-tier esports game content that attracts our gamers. We must also keep providing gamers with new features and functions to enable superior content viewing, and social interaction. Further, we will need to continue to develop and improve our gaming platform and centers and to enhance our brand awareness, which may require us to incur substantial costs and expenses. If such increased costs and expenses do not effectively translate into an improved gamer experience and long-term engagement, our results of operations may be materially and adversely affected.

Risks Related to International Operations

The risks related to international operations, in particular in countries outside of the United States, could negatively affect the Company’s results.

It is expected that the Company will derive between 15% to 20% of its revenue from transactions denominated in currencies other than the United States dollar, such as Brazil, and the Company expects that receivables with respect to foreign sales will account for a significant amount of its total accounts and receivables. As such, the Company’s operations may be adversely affected by changes in foreign government policies and legislation or social instability and other factors which are not within the control of the Company, including, but not limited to, recessions in foreign economies, expropriation, nationalization and limitation or restriction on repatriation of funds, assets or earnings, longer receivables collection periods and greater difficulty in collecting accounts receivable, changes in consumer tastes and trends, renegotiation or nullification of existing contracts or licenses, changes in gaming policies, regulatory requirements or the personnel administering them, currency fluctuations and devaluations, exchange controls, economic sanctions and royalty and tax increases, risk of terrorist activities, revolution, border disputes, implementation of tariffs and other trade barriers and protectionist practices, taxation policies, including royalty and tax increases and retroactive tax claims, volatility of financial markets and fluctuations in foreign exchange rates, difficulties in the protection of intellectual property particularly in countries with fewer intellectual property protections, the effects that evolving regulations regarding data privacy may have on the Company’s online operations, adverse changes in the creditworthiness of parties with whom the Company has significant receivables or forward currency exchange contracts, labor disputes and other risks arising out of foreign governmental sovereignty over the areas in which the Company’s operations are conducted. The Company’s operations may also be adversely affected by social, political and economic instability and by laws and policies of such foreign jurisdictions affecting foreign trade, taxation and investment. If the Company’s operations are disrupted and/or the economic integrity of its contracts is threatened for unexpected reasons, its business may be harmed.

The Company’s international activities may require protracted negotiations with host governments, national companies and third parties. Foreign government regulations may favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In the event of a dispute arising in connection with the Company’s operations in a foreign jurisdiction where it conducts its business, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdictions of the courts of United States or enforcing American judgments in such other jurisdictions. The Company may also be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Accordingly, the Company’s activities in foreign jurisdictions could be substantially affected by factors beyond the Company’s control, any of which could have a material adverse effect on it. The Company believes that management’s experience to date in commercializing its products, services and solutions in Brazil may be of assistance in helping to reduce these risks. Some countries in which the Company may operate may be considered politically and economically unstable.

Doing business in the industries in which the Company operates often requires compliance with numerous and extensive procedures and formalities. These procedures and formalities may result in unexpected or lengthy delays in commencing important business activities. In some cases, failure to follow such formalities or obtain relevant evidence may call into question the validity of the entity or the actions taken. Management of the Company is unable to predict the effect of additional corporate and regulatory formalities which may be adopted in the future including whether any such laws or regulations would materially increase the Company’s cost of doing business or affect its operations in any area.

The Company may in the future enter into agreements and conduct activities outside of the jurisdictions where it currently carries on business, which expansion may present challenges and risks that the Company has not faced in the past, any of which could adversely affect the results of operations and/or financial condition of the Company.

The Company is subject to foreign exchange and currency risks that could adversely affect its operations, and the Company’s ability to mitigate its foreign exchange risk through hedging transactions may be limited.

The Company expects that it will derive between 15% and 20% of its revenues in currencies other than the United States dollar; however, a substantial portion of the Company’s operating expenses are incurred in United States dollars. Fluctuations in the exchange rate between the U.S. dollar, the Real (Brazil) and other currencies may have a material adverse effect on the Company’s business, financial condition and operating results. The Company’s consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than United States dollars and from the translation of foreign-currency-denominated balance sheet accounts into United States dollar-denominated balance sheet accounts. The Company is exposed to currency exchange rate fluctuations because portions of its revenue and expenses are denominated in currencies other than the United States dollar, particularly the Real. In particular, uncertainty regarding economic conditions in Brazil pose risk to the stability of the Real. Exchange rate fluctuations could adversely affect the Company’s operating results and cash flows and the value of its assets outside of United States. If a foreign currency is devalued in a jurisdiction in which the Company is paid in such currency, then the Company’s customers may be required to pay higher amounts for the Company’s products or services, which they may be unable or unwilling to pay.

While the Company may enter into forward currency swaps and other derivative instruments intended to mitigate the foreign currency exchange risk, there can be no assurance the Company will do so or that any instruments that the Company enters into will successfully mitigate such risk. If the Company enters into foreign currency forward or other hedging contracts, the Company would be subject to the risk that a counterparty to one or more of these contracts defaults on its performance under the contracts. During an economic downturn, a counterparty’s financial condition may deteriorate rapidly and with little notice, and the Company may be unable to take action to protect its exposure. In the event of a counterparty default, the Company could lose the benefit of its hedging contract, which may harm its business and financial condition. In the event that one or more of the Company’s counterparties becomes insolvent or files for bankruptcy, its ability to eventually recover any benefit lost as a result of that counterparty’s default may be limited by the liquidity of the counterparty. The Company expects that it will not be able to hedge all of its exposure to any particular foreign currency, and it may not hedge its exposure at all with respect to certain foreign currencies. Changes in exchange rates and the Company’s limited ability or inability to successfully hedge exchange rate risk could have an adverse impact on the Company’s liquidity and results of operations.

We may be unable to obtain licenses in new jurisdictions where our customers operate.

We are subject to regulation in any jurisdiction where our customers access our website. To expand into any such jurisdiction, we may need to be licensed, or obtain approvals of our products or services. If we do not receive, or receive a revocation of a license in a particular jurisdiction for our products or services, we would not be able to sell or place our products or services in that jurisdiction. Any such outcome could materially and adversely affect our results of operations and any growth plans for our business.

Privacy concerns could result in regulatory changes and impose additional costs and liabilities on the Company, limit its use of information, and adversely affect its business.

Personal privacy has become a significant issue in the United States, Brazil, Europe, and many other countries in which the Company currently operates and may operate in the future. Many federal, state, and foreign legislatures and government agencies have imposed or are considering imposing restrictions and requirements about the collection, use, and disclosure of personal information obtained from individuals. Changes to laws or regulations affecting privacy could impose additional costs and liability on the Company and could limit its use of such information to add value for customers. If the Company were required to change its business activities or revise or eliminate services, or to implement burdensome compliance measures, its business and results of operations could be harmed. In addition, the Company may be subject to fines, penalties, and potential litigation if it fails to comply with applicable privacy regulations, any of which could adversely affect the Company’s business, liquidity and results of operation.

The Company’s results of operations could be affected by natural events in the locations in which it operates or where its customers or suppliers operate.

The Company, its customers, and its suppliers have operations in locations subject to natural occurrences such as severe weather and other geological events, including hurricanes, earthquakes, or flood that could disrupt operations. Any serious disruption at any of the Company’s facilities or the facilities of its customers or suppliers due to a natural disaster could have a material adverse effect on the Company’s revenues and increase its costs and expenses. If there is a natural disaster or other serious disruption at any of the Company’s facilities, it could impair its ability to adequately supply its customers, cause a significant disruption to its operations, cause the Company to incur significant costs to relocate or re-establish these functions and negatively impact its operating results. While the Company intends to seek insurance against certain business interruption risks, such insurance may not adequately compensate the Company for any losses incurred as a result of natural or other disasters. In addition, any natural disaster that results in a prolonged disruption to the operations of the Company’s customers or suppliers may adversely affect its business, results of operations or financial condition.

Risks Related to Regulation

The Company is subject to various laws relating to trade, export controls, and foreign corrupt practices, the violation of which could adversely affect its operations, reputation, business, prospects, operating results and financial condition.

We are subject to risks associated with doing business outside of the United States, including exposure to complex foreign and U.S. regulations such as the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws which generally prohibit U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions and other penalties. It may be difficult to oversee the conduct of any contractors, third-party partners, representatives or agents who are not our employees, potentially exposing us to greater risk from their actions. If our employees or agents fail to comply with applicable laws or company policies governing our international operations, we may face legal proceedings and actions which could result in civil penalties, administration actions and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse impact on our business. Changes in trade sanctions laws may restrict the Company’s business practices, including cessation of business activities in sanctioned countries or with sanctioned entities.

Violations of these laws and regulations could result in significant fines, criminal sanctions against the Company, its officers or its employees, requirements to obtain export licenses, disgorgement of profits, cessation of business activities in sanctioned countries, prohibitions on the conduct of its business and its inability to market and sell the Company’s products or services in one or more countries. Additionally, any such violations could materially damage the Company’s reputation, brand, international expansion efforts, ability to attract and retain employees and the Company’s business, prospects, operating results and financial condition.

Regulations that may be adopted with respect to the internet and electronic commerce may decrease the growth in the use of the internet and lead to the decrease in the demand for Esports’ products and services.

The Company may become subject to any number of laws and regulations that may be adopted with respect to the internet and electronic commerce. New laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation, advertising, intellectual property, information security, and the characteristics and quality of online products and services may be enacted. As well, current laws, which predate or are incompatible with the internet and electronic commerce, may be applied and enforced in a manner that restricts the electronic commerce market. The application of such pre-existing laws regulating communications or commerce in the context of the internet and electronic commerce is uncertain. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel and personal privacy are applicable to the internet. The adoption of new laws or regulations relating to the internet, or particular applications or interpretations of existing laws, could decrease the growth in the use of the internet, decrease the demand for esports’ products and services, increase esports’ cost of doing business or could otherwise have a material adverse effect on esports’ business, revenues, operating results and financial condition.

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

Our Common Stock and Public Warrants are quoted on the OTCQB tier of the OTC Markets Group, Inc. (“OTC Markets”). Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the NYSE American. These factors may result in investors having difficulty reselling any shares of our common stock.

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

Our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 21.7% of our outstanding shares of Common Stock. Accordingly, our executive officers, directors and principal stockholders, and their respective affiliates, will have significant influence on the ability to control the Company and the outcome of issues submitted to our stockholders.

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

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results.

Being a public company results in additional expenses, diverts management’s attention and could also adversely affect our ability to attract and retain qualified directors.

As a public reporting company, we are subject to the reporting requirements of the Exchange Act. These requirements generate significant accounting, legal and financial compliance costs and make some activities more difficult, time consuming or costly and may place significant strain on our personnel and resources. The Exchange Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.

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

As a public reporting company with less than $1,070,000,000 in revenue during our last fiscal year, we qualify as an “emerging growth company” under the JOBS Act. An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

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

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1,070,000,000 in annual revenues, have more than $700 million in market value of our Common Stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period. Further, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $75 million as of the last business day of our most recently completed second fiscal quarter.

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

Holders of Private Placement Warrants will be able to exercise the Private Placement Warrants only if a current registration statement relating to the common stock underlying the Private Placement Warrants is then in effect. Although we will attempt to maintain the effectiveness of a current registration statement covering the common stock underlying the Private Placement Warrants, there can be no assurance that we will be able to do so. If the registration statement covering the shares issuable upon exercise of the Private Placement Warrants is no longer effective, the Private Placement Warrants may only be exercised on a “cashless” basis and will be issued with restrictive legends unless such shares are eligible for sale under Rule 144 of the Securities Act.

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

Our corporate headquarters are located at 7000 W. Palmetto Park Road, Suite 505, Boca Raton, Florida 33433, where we lease approximately 250 rentable square feet of office space from an unaffiliated third party. This lease expires on June 1, 2022. Terms of the office lease provide for a base rent payment of $800 per month. In total we lease approximately 8,600 rentable square feet of office space from unaffiliated third parties in five locations in Florida, Oregon and Washington state for our corporate offices and gaming centers. These leases expire at various times, with the first expiration being November of 2020 and the last being May of 2025. Terms of the office leases currently provide for base rent payments of approximately $17,900 per month with annual price escalations. We believe that these facilities are adequate for our current and near-term future needs.

Item 3.	Legal Proceedings

On August 5, 2020, a lawsuit styled Duncan Wood v. PLAYlive Nation, Inc. and Simplicity eSports and Gaming Company (Case No. 20-1043) was filed in the U.S. District Court for the District of Delaware. The complaint alleges unlawful failure to make timely and reasonable payment of wages under Arizona law, breach of contract, breach of the duty of good faith and fair dealing and unjust enrichment. The plaintiff seeks monetary damages for all wage compensation and common stock alleged to be owed, treble damages, interest on all wage compensation, reasonable attorneys’ fees and such other monetary, injunctive, equitable, compensatory, punitive and declaratory relief as the Court deems just and proper. Defendants’ responsive pleading is not yet due and has not been filed. The litigation is in its initial stages and the Company is unable to reasonably predict its potential outcome. The Company, however, believes that the lawsuit is without merit and intends to vigorously defend the claims.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Securities

Our Common Stock and Public Warrants are currently quoted on the OTCQB under the symbols “WINR” and “WINRW”, respectively. On October 9, 2017, our Common Stock and Public Warrants commenced public trading on the Nasdaq under the symbols “IAM” and “IAMXW”, respectively. On November 20, 2018, we changed the symbols of our Common Stock and Public Warrants to “SMSH” and “SMSHW”, respectively, in conjunction with our name change from “I-AM Capital Acquisition Company” to “Smaaash Entertainment, Inc.” On January 10, 2019, we changed the symbols of our Common Stock and Public Warrants to “WINR” and “WINRW”, respectively, in conjunction with our name change from “Smaaash Entertainment, Inc.” to “Simplicity Esports and Gaming Company.” However, on January 25, 2019, the Nasdaq suspended our Common Stock and Public Warrants from trading on the Nasdaq Capital Market and the OTCQB commenced the quotation of our Common Stock and Public Warrants. On April 2, 2019, the NASDAQ Capital Market filed a Form 25 for our Common Stock and Public Warrants, which became effective ten days thereafter.

The following table includes the high and low bids for our Common Stock and Public Warrants for the fiscal years ended May 31, 2020 and 2019.

	Common Stock (1)		Public Warrants (2)
	High	Low	High	Low
Fiscal Year 2020
March 1 to May 31, 2020	$1.64	0.76	0.39	0.06
December 1, 2019 to February 28, 2020	$1.67	0.81	0.45	0.11
September 1 to November 30, 2019	$2.60	1.55	0.66	0.16
June 1 to August 31, 2019	$2.44	1.36	0.58	0.25

Fiscal Year 2019
March 1 to May 31, 2019	$1.80	0.60	0.49	.045
December 1, 2018 to February 28, 2019	$6.62	1.23	0.52	0.06
September 1 to November 30, 2018	$11.05	3.15	0.46	0.17
June 1 to August 31, 2018	$11.05	9.86	0.50	0.20

On August 28, 2020, the closing price of our Common Stock and Public Warrants were $0.918 and $0.1925, respectively. As of August 28, 2020, we had 8,171,433 shares of Common Stock and 6,424,000 Public and Private Warrants issued and outstanding.

Holders

As of August 31, 2020, there were approximately 106 holders of record of our Common Stock and 16 holders of record of our Public Warrants.

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

Recent Sales of Unregistered Securities

On July 30, 2019, in connection with the PLAYlive Merger, the Company issued 750,000 shares of the Company’s common stock as Merger Consideration. Such shares were issued pursuant to an exemption from the registration requirements of the Securities Act available to the Company by Section 4(a)(2) promulgated thereunder.

On September 16, 2019, pursuant to a Restricted Award, we authorized the grant to Jed Kaplan, our Chief Financial Executive Officer and Interim Chief Financial Officer and a member of our board of directors, of 70,000 shares of our restricted Common Stock. As of May 31, 2020, these shares have been issued.

On September 16, 2019, pursuant to a Restricted Award, we authorized the grant to Roman Franklin, our President and a member of our board of directors, of 21,000 shares of our restricted Common Stock. As of May 31, 2020, these shares have been issued.

On September 16, 2019, pursuant to a Restricted Award, we authorized the grant to Steven Grossman, our Corporate Secretary, of 14,000 shares of our restricted Common Stock. As of May 31, 2020, these shares have been issued.

On March 11, 2020, in connection with the execution of the Common Stock Purchase Agreement with Triton Funds, LP, we issued 5,000 shares of our restricted Common Stock at $1.18 per share to Triton Funds, LP as a donation.

On April 9, 2020, we delivered a Purchase Notice to Triton Funds, LP pursuant to the terms of the Common Stock Purchase Agreement requiring Triton Funds, LP to acquire 125,000 shares of our restricted Common Stock at a price of $0.70 per share. In accordance therewith, we issued 125,000 shares of our Common Stock to Triton Funds, LP, which rendered $87,700 in proceeds to the Company. Also on that date pursuant to the Common Stock Purchase Agreement 600,000 shares were issued by our transfer agent, whereas we have notified the counterparty that the Common Stock purchase agreement has been cancelled and are awaiting the return of the shares to treasury, we do not consider these shares to be issued.

On May 4, 2020, pursuant to the terms of that certain 10% Fixed Convertible Promissory Note (described below) dated April 29, 2020 in the principal amount of $152,500 issued by the Company in favor of Harbor Gates Capital, LLC, the Company agreed to issued 10,000 shares of our restricted Common Stock, issued at $0.99 per share, to Harbor Gates Capital, LLC as additional consideration for the purchase of such note, as of May 31, 2020 these shares were not issued, as of August 31, 2020, these shares have been issued.

On May 7, 2020, we authorized the sale of 22,936 shares of our restricted Common Stock, at a price of $1.09 per share, to William H. Herrmann, Jr. a member of our board of directors, for an aggregate purchase price of $25,000. As of May 31, 2020, and August 31, 2020, such shares have not been issued.

On June 4, 2020, we authorized the issuance of 85,905 shares of common stock in connection with the conversion of $100,000 in principal of a convertible note payable. issued. As of August 31, 2020, such shares have been issued.

On June 15, 2020 we issued 25,000 shares of common stock in satisfaction of an outstanding balance owed to a vendor.

On June 18, 2020, pursuant to the terms of that certain Securities Purchase Agreement between the Company and an accredited investor, pursuant to which the Company issued a 12% self-amortization promissory note (described elsewhere herein) in the principal amount of $550,000, the Company agreed to issue 55,000 shares of the Company’s common stock to such accredited investor as additional consideration for the purchase of such note. As of August 31, 2020, such shares have been issued.

On June 29, 2020 Simplicity Esports and Gaming Company acquired the assets of one of its top performing franchisee owned esports gaming centers on Fort Bliss U.S. Military base in El Paso, TX. In connection with the acquisition the Company authorized the issuance of 150,000 restricted shares As of August 31, 2020, such shares have not been issued.

On July 29, 2020, we authorized the grant of 300,000 shares of common stock to Jed Kaplan, our Chief Financial Executive Officer and Interim Chief Financial Officer and a member of our board of directors. As of August 31, 2020, such shares have not been issued.

On July 29, 2020, we authorized the grant of 265,000 shares of common stock, to Roman Franklin, our President and a member of our board of directors. As of August 31, 2020, such shares have not been issued.

On July 29, 2020, we authorized the grant of 192,000 shares of common stock to an employee and the members of the Board of Directors of the Company as of August 31, 2020, such shares have not been issued.

On July 31, 2020, we entered into a marketing agreement whereby we agreed to issue 27,778 shares of common stock. As of August 31, 2020, such shares have not been issued.

On August 7, 2020, pursuant to the terms of that certain Securities Purchase Agreement between the Company and an accredited investor pursuant to which we issued a 12% self-amortization promissory note (described elsewhere herein) in the principal amount of $333,333, the Company authorized the grant of 33,333 shares of common stock. As of August 31, 2020, such shares have been issued.

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

Online Tournaments

As mentioned elsewhere herein, we acquired a database of over 400,000 paying esports gaming center customers in the acquisition of PLAYlive. In response to demand from customers for online esports tournaments and due to increased demand from COVID-19 related social distancing, we introduced a new initiative of weekly online esports tournaments. We will directly promote our online Simplicity Esports tournaments to this database of over 400,000 existing customers via text messages. If we can convert merely 1% of these existing customers from the PLAYlive database to play in paid entry online Simplicity Esports tournaments, this may be a profitable business unit resulting in approximately $1,000,000 in annual revenues. At a 5% conversion rate, this business unit may generate approximately $5,000,000 in annual revenue. Management also intends to sell sponsorship and marketing activations for these online tournaments that would create additional revenue.

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

International Esports Team - Simplicity One

Since January 2020, through our 90% owned subsidiary Simplicity One, we manage Flamengo eSports, one of the leading Brazilian League of Legends® teams. Flamengo eSports was established in 2017 as the Esports division of Clube de Regatas do Flamengo, a successful Brazilian sports organization, with over 30 million followers across social media accounts, known for its world-famous soccer team. Flamengo eSports’ League of Legends® team won the CBLoL Championship in September 2019, which qualified the team to compete at the 2019 League of Legends® World Championship in Europe as one of 24 teams from 13 different regions around the world. With cost cutting steps taken during April 2020, and anticipated additional sponsorship revenue, this business unit is expected to be cash flow positive by January 2021.

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

Corporate Gaming Centers

Simplicity Esports LLC has already opened and is operating four corporate-owned retail Simplicity Esports Gaming Centers. Our first Simplicity Esports Gaming Center was opened on May 3, 2019. Furthermore, we have engaged a national tenant representation real estate broker to assist in the strategic planning and negotiations for our future Simplicity Esports Gaming Center locations. We contemplate that new Simplicity Esports Gaming Centers will be funded by us as well as a combination of tenant improvement allowances from landlords and sponsorships. As announced on June 5, 2020, we are in discussions with multiple commercial property owners regarding their desire to have us open 10,000 to 15,000 square foot MEGA centers at their properties. There are multiple locations available to us with a percentage rent lease structure, and construction funds offered by the landlord to assist with the build out and equipping of our planned MEGA centers. These MEGA centers are planned as hubs in our hub and spoke model that will see smaller corporate and franchisee owned gaming centers as spokes connected to MEGA centers as hubs for larger events and tournaments.

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

Franchise Roll Up Strategy

Due to the impact of COVID-19 and the resulting disruptions in the commercial real estate market, we have signed non-binding letters of intent with some of our existing franchisees to acquire their gaming centers. Closings are contingent upon Simplicity being able to secure acceptable lease modifications from the landlords. If the acquisitions close, the consideration paid for each acquisition will be restricted shares of common stock.

As part of this strategy, we acquired our first franchisee owned gaming center, located in El Paso, Texas, on June 29, 2020. The improved lease terms require monthly payments as a percentage of gross sales, resulting in the acquisition being EBITDA accretive within the first week of operations.

Our Stream Team

The Simplicity Esports and Flamengo Esports stream team encompasses over 30 commentators (commonly known as “casters”), influencers and personalities who connect to a dedicated fan base. Our electric group of live personalities represent our organization to the fullest with their own unique style. We are proud to support and present a diverse group of gamers as we engage fans across a multiple of esports genres. Our Twitch affiliation has enabled our stream team influences to reach a broad fan base. Additionally, we have created several niches within the streaming community which has enabled us to engage fans within certain titles on a 24/7 basis. Our notoriety in the industry is evidenced by our audience that views millions of minutes of Simplicity Esports’ and Flamengo Esports’ content monthly, via various social media outlets including YouTube, Twitter and Twitch. Through Simplicity Esports LLC, we have begun to implement a unique approach to ensure the ultimate fan friendly esports experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community and we plan to use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry.

For the fiscal years ended May 31, 2020 and 2019, we generated revenues of $861,410 and $37,995 and reported net losses of $2,620,238 and $3,565,272, respectively, and negative cash flow from operating activities of $1,522,486 and $1,395,256, respectively. We had an accumulated deficit of approximately $6,195,000 at May 31, 2020. We anticipate that we will continue to report losses and negative cash flow. There is substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings. See “Risk Factors— We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.”

Results of Operations

The following table summarizes our operating results for the fiscal years ended May 31, 2020 and 2019.

	Fiscal Year Ended May 31, 2020	Fiscal Year Ended May 31, 2019

Franchise royalties and license fees	$478,023	$-
Franchise termination revenue	44,984	-
Company-owned stores sales	174,042	-
Esports revenue	164,361	37,995
Total revenue	861,410	37,995
Less: Cost of goods sold	(422,539)	-
Gross margin	438,871	37,995
General and administrative expenses	(3,170,992)	(4,353,189)
Other income (expense)	66,342	749,922
Net loss attributable to non-controlling interest	45,541	-
Net Loss	$(2,620,238)	$(3,565,272)

Summary of Statement of Operations for the Fiscal Year Ended May 31, 2020 and 2019:

Revenue

We generated $861,410 of revenue for the fiscal year ended May 31, 2020 as compared to $37,995 for the fiscal year ended May 31, 2019.

Franchise royalties, franchise termination revenue and company-owned stores sales, totaling $697,049, started in the fiscal year ended May 31, 2020 with the acquisition of PLAYlive and the conversion of two franchises into company owned stores. In addition, Esports revenue was $164,361 during the fiscal year ended May 31, 2020, up from $37,995 in the fiscal year ended May 31, 2019. This increase was due to inclusion of the full year of operations of Simplicity Esports LLC as well as the addition of Simplicity One Brazil in January 2020.

Cost of Goods Sold

Cost of goods sold during the fiscal year ended May 31, 2020 totaled $422,539. There was no cost of goods sold in the fiscal year ended May 31, 2019. Cost of goods sold in the fiscal year ended May 31, 2020 was related to brokerage commissions for franchises, royalty fees, title licensing costs, player and team expenses related to esports revenues and cost of gaming system and store fixtures merchandise sold to franchisees.

General and administrative expenses

General and administrative expenses for the fiscal year ended May 31, 2020 totaled $3,170,992, a $1,182,197 decrease from the $4,353,189 of general and administrative expense in the fiscal year ended May 31, 2019. This change was caused by a reduction in legal fees of approximately $2,997,000, offset by increases in payroll related costs ($596,000), an increase in rent expense ($141,000) and an increase in stock-based compensation ($783,000). The legal fees in the fiscal year ended May 31, 2019 were related to the merger transaction between Simplicity Esports and Gaming Company and Simplicity Esports, LLC.

Other income (expense)

Other income during the fiscal year ended May 31, 2020 consisted of debt forgiveness income ($93,000), interest income ($3,000), rebate income ($2,000) and interest expense ($32,000). The debt forgiveness income in the fiscal year ended May 31, 2020 was related to the forgiveness of the sponsor loan and related accrued interest. Other income during the fiscal year ended May 31, 2019 consisted of debt forgiveness income ($369,000), interest income ($404,000) and interest expense ($23,000). The debt forgiveness income during the fiscal year ended May 31, 2019 was related to renegotiation of the Maxim Note. Interest income during the fiscal year ended May 31, 2019 was earned on the trust account balance which was included in the merger transaction. The trust account balance was then used to pay common stock redemption debt in February 2019.

Net loss attributable to non-controlling interest

As part of the conversion of two franchises into company-owned stores, the original franchisees retained a 21% interest in the stores. As such, a portion of the net loss incurred during the year is allocated to those parties. There was no non-controlling interest during the fiscal year ended May 31, 2019.

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

As of May 31, 2020, we had no cash and marketable securities held in the Trust Account.

As of May 31, 2020, we had cash of $160,208, which is available for use by us to cover the costs associated with general corporate purposes. In addition, as of May 31, 2020, we had accounts payable and accrued expenses of $1,548,558.

For the fiscal year ended May 31, 2020, cash used in operating activities amounted to $1,522,486, mainly resulting from a net loss of $2,620,238 and non-cash debt forgiveness income of $93,761, offset by stock issued for services of $171,676 and depreciation and amortization charges of $268,540. Changes in our operating liabilities and assets provided $656,189 of cash. Cash used in investing activities amounted to $138,068, mainly resulting from the purchase of property and equipment of $163,472, offset by $26,180 of cash acquired in the acquisition of PLAYlive Nation. Cash provided from financing activities amounted to $280,604, mainly resulting from the sale of private units of $112,700 and the net effect of the issuance of notes payable of $192,048.

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

As reflected in the consolidated financial statements, the Company has an accumulated deficit as of May 31, 2020, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the of the date that the financial statements are issued.

The Company’s cash position may not be sufficient to support the Company’s daily operations. Management plans to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy and its ability to generate sufficient revenue and to raise additional funds, there can be no assurances to that effect. Should the Company fail to raise additional capital, it may be compelled to reduce the scope of its planned future business activities.

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

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers had been closed effective April 1, 2020. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us. As of May 31, 2020, some of our franchised gaming centers have begun to re-open.

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

The measures taken to date impacted the Company’s business for the fiscal fourth quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

In February of 2019, the Company opened its first gaming center and in connection with this gaming center entered into a 5 year operating lease in Boca Raton, Florida. Rent is approximately $2,300 per month for the first year and contains customary escalation clauses. In June of 2019, the Company entered into a five-year operating lease for its corporate office, rent is approximately $700 per month. In August of 2019, the Company opened its second gaming center and in connection with this gaming center entered into a five-year operating lease in Deland, Florida. Rent is approximately $2,500 per month for the first year and contains customary escalation clauses.

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

Goodwill

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but we assess our goodwill for impairment at least annually. Our assessment date was May 31, 2020 quantitative and qualitative, considerations indicated no impairment.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-30 comprising a portion of this Annual Report on Form 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Management’s Annual Report on Internal Controls over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2020. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of May 31, 2020, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weakness which we identified in our internal control over financial reporting:

●	Lack of Segregation of Duties - Our finance and accounting department is understaffed and accordingly we cannot maintain sufficient segregation of duties within the financial reporting process.

●	Board Resolutions - Certain Board Resolutions for the cancellation of shares were not documented timely.

●	Lack of Proper Records Retention – There is centralized file repository for the retention of documentation underlying the financial statements of the Company.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management believes that the material weakness set forth above did not have an effect on our Company’s financial results.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to applicable rules of the SEC.

Changes in Internal Control over Financial Reporting

During the three months ended May 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On August 17, 2020, the Company amended its certificate of incorporation to increase the total number of authorized shares of the Company’s common stock from 20,000,000 to 36,000,000.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position
Jed Kaplan	56	Chief Executive Officer, interim Chief Financial Officer, and Class II Director
Donald R. Caldwell	73	Chairman and Class I Director
Roman Franklin	37	President and Class I Director
Max Hooper	73	Class II Director
Frank Leavy	67	Class I Director
Edward Leonard Jaroski	73	Class I Director
William H. Herrmann, Jr.	73	Class II Director

Jed Kaplan. Mr. Kaplan has been a member of our Board of Directors since December 31, 2018 and our sole Chief Executive Officer since February 8, 2019. From December 31, 2018 to February 8, 2019, Mr. Kaplan served as our co-Chief Executive Officer. He founded and serves as the Chief Executive Officer of Shearson Financial Services, a FINRA-registered broker dealer, since May 1995. As a natural leader possessing a passion for sports management, Mr. Kaplan has been involved in a wide variety of professional sports ventures. Most recently Mr. Kaplan successfully sold the NBA G League Team, Iowa Energy to the Minnesota Timberwolves. Currently Mr. Kaplan is also a minority owner of both the Memphis Grizzlies and Swansea City of the English Championship League. Mr. Kaplan’s insight, vision and knowledge are all represented as an appointed founding member of the NBA G League leadership committee. Mr. Kaplan graduated from City University of New York in 1989 with a Bachelor of Business Administration degree.

The Company believes Mr. Kaplan’s strong expertise in the financial services and sports management industries qualifies him to serve on its Board of Directors.

Donald R. Caldwell. Mr. Caldwell, who has been an independent director and the Chairman of our Board of Directors since August 16, 2017, is an experienced investor, co-founded Cross Atlantic Capital Partners, Inc., a venture capital management company, where he has served as its Chairman and Chief Executive Officer since 1999. At Cross Atlantic Capital Partners, Inc., Mr. Caldwell has raised four investment funds totaling over $500 million of committed capital and is responsible for the firm’s operations, building the investment team, and growing the Cross Atlantic franchise through fundraising, network development, and deal flow generation. Prior to founding Cross Atlantic Capital Partners, Inc. in March 1999, Mr. Caldwell was President and Chief Operating Officer of Safeguard Scientifics, Inc. (NYSE: SFE) (“Safeguard”) from 1996 to 1999, where he also previously served as Executive Vice President from 1993 to 1996. In addition to his service on our Board, Mr. Caldwell currently serves on the board of directors of two public companies: Lightning Gaming, Inc., since June 2015, where he serves as a director and chairman of the audit committee; and Quaker Chemical Corporation (NYSE: KWR) since 1997, where he serves as lead director, as chairman of the executive committee and member of the compensation and audit committees; Mr. Caldwell was previously a member of the board of directors of Diamond Cluster International, Inc. from 1994 to 2010 and has served as a director for several private companies and non-profit organizations, including software and money management firms as well as the Pennsylvania Academy of the Fine Arts and the Committee for Economic Development. Mr. Caldwell is a Certified Public Accountant (Retired) and holds a Bachelor of Science degree from Babson College and a Master of Business Administration from the Graduate School of Business at Harvard University.

We believe Mr. Caldwell’s deep financial, entrepreneurial and business expertise and extensive experience as a member of the boards and board committees of other public companies qualifies him to serve on our Board of Directors.

Roman Franklin. Mr. Franklin has been a member of our Board of Directors since August 16, 2017, and our President since December 31, 2018. Mr. Franklin was Chief Investment Officer of SMC Global USA from March 2016 until December 31, 2016, and prior, President of Franklin Financial Planning from 2005 to 2016. Roman Franklin is a 16-year veteran of the financial services industry. By the age of 22 he held FINRA Series 7, Series 66, and Life, Health, and Variable Insurance Licenses. In 2005, he founded a fee-only registered investment advisory firm. In 2008, he was one of the youngest recipients of the National Association of Financial Advisors (“NAPFA”) Registered Financial Advisor (RFA) designation. In 2015, he was elected as a Board Member of the NAPFA, South Region Board of Directors, overseeing more than a dozen states from Texas, to Florida, to North Carolina. Mr. Franklin has experience in domestic and international investment, and has been involved in multiple business transactions tied to India, including the sale of a 50% equity stake in his wealth management business to Indian financial services firm SMC. Mr. Franklin holds a Bachelor of Science degree in Management from Barry University and an M.B.A. in Finance from the Graduate School of Business at Stetson University. His civic organization roles include School Advisory Council for Volusia County Schools, City of DeLand Economic Development Committee, and the Boys’ and Girls’ Clubs of Central Florida.

We believe Mr. Franklin’s strong expertise in finance and international and domestic business transactions qualifies him to serve on our Board of Directors.

Max Hooper. Mr. Hooper, who has been an independent member of our Board of Directors since August 16, 2017, serves as Managing Director of Merging Traffic, a web-based crowdsourcing portal, since September 2015 and Head of Investment Banking and Senior Vice President of Triloma Securities, a subsidiary of Triloma Financial Group LLC, since January 2016. Dr. Hooper is also the founder and owner of Partners Advisory Group and Partners Capital Group, two financial advisory firms since January 2014. Since February 2018, Dr. Hooper’s primary focus has been as Managing Director/CEO of Managing Traffic and co-owner of Triloma Financial Group. Prior to that, Dr. Hooper was co-founder of Equity Broadcasting Corporation, a media company that owned and operated more than one hundred television stations across the United States. Dr. Hooper is an accomplished entrepreneur and has started multiple businesses in technology/internet, lodging, and services industries. Dr. Hooper has served on the investment committee of several venture capital and angel funds, and has completed “work out” transactions as a Certified Debt Arbitrator representing banks and private transactions. Dr. Hooper also has prior experience with SPACs such as transaction structuring, administration, research, and execution. Dr. Hooper has earned five doctorate degrees from a variety of institutions.

We believe Dr. Hooper’s expertise in investment, management and mergers and acquisitions over various industries qualify him to serve on our Board of Directors.

Frank Leavy. Mr. Leavy has been an independent member of our Board of Directors since August 16, 2017. Since 2007, Mr. Leavy has been the Senior Vice President and Director of Finance and Administration for Blake’s All Natural Foods, a manufacturer of “better for you” frozen entrees. Prior to that, he held various financial officer positions at member companies of Group Rossignol, a world leading company in the winter sports industry. Specifically, he was Controller of Rossignol Ski Company from 1982 to 2006 and Vice President of Finance of Skis Dynastar, Inc. and Skis Dynastar Canada from 2000 to 2006. He also served as Chief Operating Officer at Roger Cleveland Golf Company, a subsidiary of Group Rossignol from 1999 to 2000 and was elected a director of the company from 2003 to 2005. Mr. Leavy holds a Bachelor of Arts degree from the College of the Holy Cross and a Master of Science degree in accounting from the Graduate School of Professional Accounting at Northeastern University.

We believe Mr. Leavy’s extensive experience in corporate finance qualify him to serve on our Board of Directors.

Edward Leonard Jaroski. Mr. Jaroski has been an independent member of our Board of Directors since October 2017. Mr. Jaroski was the founder of Capstone Asset Management Company and had served as its President and Chief Executive Officer from 1987 to 2016. Mr. Jaroski had been Chairman, Chief Executive Officer and President of various Capstone/Steward Funds in the fund complex from 1987 through 2016. Mr. Jaroski was at Tenneco Financial Services from 1981 to 1987, where he was the Executive Vice President. He started his career at Philadelphia Life Insurance Company as Manager of Investments in 1969, where he served until 1981 and also served as its Vice President of Finance. He also served as a Director of Philadelphia Life Asset Management Company. Mr. Jaroski holds the insurance industry professional designations of Chartered Life Underwriter, Charter Financial Consultant and Fellow Life Management Institute. He holds a B.B.A. degree in Accounting from Temple University.

We believe Mr. Jaroski’s experience in investments and asset management qualify him to serve on our Board of Directors.

William H. Herrmann, Jr. Mr. Herrmann has been an independent member of our Board of Directors since October 2017. Mr. Herrmann has over 45 years of experience in financial services, and insurance and investment planning industries. Presently, Mr. Herrmann is the Owner of Herrmann & Associates, a financial services firm affiliated with Hudson Heritage Capital Management Inc., a Registered Investment Advisor since February 15, 2006. Mr. Herrmann has also served as an independent Director of Steward Funds, from 2011 until 2017. Mr. Herrmann served as the Chairman of the Nominating and Corporate Governance Committee and was Chairman of the Contracts Committee. He previously served as Independent Lead Director of Steward Funds Mr. Herrmann is also an Independent Director of Church Capital Fund.

Mr. Herrmann is a member of the Advisory Committee to the Liquidation Trustee for Church Capital Fund Liquidation Trust under TMI Trust Company. Mr. Herrmann is also a Trustee of LuLu Shriners Investment Advisory Committee and the Chairman of Beta Rho Property Company. Mr. Herrmann holds a B.A. from the University of Pennsylvania, and an MBA from Temple University, and holds the Chartered Life Underwriter (CLU) designation from American College. Mr. Herrmann holds Series 7, 63, and 65 securities licenses as well as insurance licenses in multiple states.

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

Number and Terms of Office of Officers and Directors

Our Board of Directors is comprised of nine directors, divided into two classes, Class I and Class II, with only one class of directors being elected in each year and each class serving a two-year term. There are four Class I directors and five Class II directors. However, as of August 31, 2020, there are two Board vacancies. The Board is conducting a search for replacement directors to fill the vacancies. Once suitable replacements are found, they will serve as Class II directors.

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

Board Committees and Director Independence

Our common stock is quoted on the OTCQB under the symbol “WINR.” Our warrants issued in connection with our initial public offering in August 2017 are quoted on OTCQB under the symbol “WINRW.” Under the rules of the OTCQB, we are not required to maintain a majority of independent directors on our Board of Directors and we are not required to establish committees of the Board of Directors consisting of independent directors. However, we intend to apply to list our common stock and our warrants on The NYSE American (“NYSE American”). In order to list our common stock and our warrants on the NYSE American, we are required to comply with the NYSE American standards relating to corporate governance, requiring, among other things, that:

●	A majority of our Board of Directors to consist of “independent directors” as defined by the applicable rules and regulations of the NYSE American;

●	The compensation of our executive officers to be determined, or recommended to the Board of Directors for determination, by independent directors constituting a majority of the independent directors of the Board in a vote in which only independent directors participate or by a Compensation Committee comprised solely of independent directors;

●	That director nominees to be selected, or recommended to the Board of Directors for selection, by independent directors constituting a majority of the independent directors of the Board in a vote in which only independent directors participate or by a nomination committee comprised solely of independent directors; and

●	Establishment of an audit committee with at least three independent directors as well as composed entirely of independent directors, where at least one of the independent directors qualifies as an audit committee financial expert under SEC rules and as a financially sophisticated audit committee member under the NYSE American rules.

Under applicable NYSE American rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. Our Board of Directors has determined in its business judgment that each of Messrs. Caldwell, Leavy, Jaroski and Herrmann and Dr. Hooper is independent within the meaning of the NYSE American rules for U.S. Companies, the Sarbanes-Oxley Act and related SEC rules. Therefore, a majority of the members of our Board of Directors is independent.

In addition, our Board of Directors has two standing committees: an Audit Committee and a Compensation Committee.

Committees of the Board of Directors

Our Board of Directors has two standing committees: an audit committee and a compensation committee. Both our audit committee and our compensation committee are composed solely of independent directors.

Audit Committee

Messrs. Caldwell and Leavy and Dr. Hooper will serve as members of our audit committee. Mr. Caldwell serves as chairman of the audit committee. Under NYSE American listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Caldwell, and Leavy and Dr. Hooper are independent.

Each member of the audit committee is financially literate, and our Board of Directors has determined that Mr. Caldwell qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE American and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Section 804(a) of the NYSE American Company Guide, a majority of the independent directors may recommend a director nominee for selection by the Board of Directors. The Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Caldwell, Jaroski, Leavy, and Herrmann, and Dr. Hooper. In accordance with Section 804(a) of the NYSE American Company Guide, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We previously filed a copy of our Code of Ethics as an exhibit to our registration statement on Form S-1 (File No. 333-219251). You can review our Code of Ethics by accessing our public filings on the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Limitation on Liability and Indemnification of Officers and Directors

Our third amended and restated certificate of incorporation, as amended, provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our restated certificate provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the Delaware General Corporation Law.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that except as set forth herein, no Section 16(a) reporting persons failed to timely file their required Section 16(a) reports during the year fiscal ended May 31, 2020. During the fiscal year ended May 31, 2020, Mr. Franklin failed to timely file a Form 5 relating to one transaction, a gift of securities. In addition, Mr. Herrmann failed to timely file one Form 4 relating to two transactions and one Form 4 relating to one transaction.

Item 11. Executive Compensation.

2020 Summary Compensation Table

The following table summarizes all compensation recorded by us in the past two fiscal years ended May 31, 2020 for:

●	our principal executive officer or other individual serving in a similar capacity, and

●	our two most highly compensated executive officers, other than our principal executive officer, who were serving as corporate officers as of May 31, 2020.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)	All Other Compensation ($)	Total ($)
Jed Kaplan,	5/31/2020	$-	$75,000	(1)	$311,925	(2)	$-	-	$386,925
Chief Executive Officer	5/31/2019	$-	$-		$72,000	(2)	$-	-	$72,000

Roman Franklin,	5/31/2020	$100,000	$75,000	(1)	$245,215	(3)	$-	-	$420,215
President	5/31/2019	$41,666	$-		21,600	(3)	$-	-	$21,600

(1)	Amounts have been accrued as of May 31, 2020

(2)

Includes the aggregate grant date fair values for all restricted stock granted to the named executive officers vested in the current fiscal year , computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“Topic 718). Assumptions used to determine the aggregate grant date fair value of the restricted stock include a per share grant date fair value of $0.60, based on the closing stock price of the Company’s common stock as reported on OTC Markets on March 27, 2019, the grant date. Also included herein $269,625 accrued as of May 31, 2020. Assumptions used to determine the accrued amount have been computed in in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“Topic 718). Assumptions used to determine the aggregate grant date fair value of the restricted stock include a per share grant date fair values ranging from $0.87 to $1.40, based on the closing stock prices of the Company’s common stock as reported on OTC Markets on various dates.

(3)

Includes the aggregate grant date fair value for all restricted stock granted to the named executive officers vested in the current fiscal year , computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“Topic 718). Assumptions used to determine the aggregate grant date fair value of the restricted stock include a per share grant date fair value of $0.60, based on the closing stock price of the Company’s common stock as reported on OTC Markets on March 27, 2019, the grant date. Also included herein $232,615 accrued as of May 31, 2020. Assumptions used to determine the accrued amounts have been computed in in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“Topic 718). Assumptions used to determine the aggregate grant date fair value of the restricted stock include a per share grant date fair values ranging from $0.87 to $1.40, based on the closing stock prices of the Company’s common stock as reported on OTC Markets on various dates.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table sets forth information on outstanding options and stock awards held by the named executive officers as of May 31, 2020.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#) (1)	Market Value of Shares Or Units of Stock That Have Not Vested ($)
Jed Kaplan	-	-	$	N/A	N/A	-	$	N/A

Roman Franklin	-	-	$	N/A	N/A	-	$	N/A

2020 Option Exercises and Stock Vested Table

The following table sets forth the vesting of restricted stock during the fiscal year ended May 31, 2020 for the named executive officers:

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Jed Kaplan	120,000	$95,300

Roman Franklin	36,000	$28,590

Executive Officer and Director Compensation

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

On July 29, 2020, the Board approved a cash bonus to each of Messrs. Kaplan and Franklin in the amount of $75,000 in return for services provided during the 2020 fiscal year. Such bonuses will be deferred and paid when the Company has sufficient funds available to pay such bonuses, as to be reasonably determined by the Board and the respective executive.

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

Restricted Stock Awards

On March 27, 2019, pursuant to a Restricted Stock Award, we granted Jed Kaplan, our Chief Executive Officer and interim Chief Financial Officer and a member of our board of directors, 120,000 shares of our restricted Common Stock. Such shares vested over the succeeding nine-month period. As of July 2, 2020, all of such shares have vested.

On March 27, 2019, pursuant to a Restricted Stock Award, we granted Roman Franklin, our President and a member of our board of directors, 36,000 shares of our restricted Common Stock. Such shares vested over the succeeding nine-month period. As of July 2, 2020, such shares have vested.

Each of the Restricted Stock Awards was entered into in connection with entry into employment agreements with each of Messrs. Kaplan and Franklin initially executed on December 31, 2018.

The Kaplan 2018 Agreement (as hereinafter defined) provides for the grant to Mr. Kaplan of 10,000 shares of common stock per month. As of August 31, 2020, such shares of not been issued for the months of January through May 2020. The Franklin 2018 Agreement (as hereinafter defined) provides for the grant to Mr. Franklin of 3,000 shares of common stock per month. As of August 31, 2020, such shares have not been issued for the months of January through May 2020.

On July 29, 2020, the Board approved the grant of 250,000 shares of common stock to each of Messrs. Kaplan and Franklin in return for services provided during the 2020 fiscal year. Such grants will be fully vested and earned as of the issuance thereof. As of August 31, 2020, such shares have not been issued.

Executive Employment Agreements

On December 31, 2018, the Company entered into an employment agreement (the “Kaplan 2018 Agreement”) with Jed Kaplan, pursuant to which the parties agreed that he would serve as the Co-Chief Executive Officer of the Company until March 31, 2019, at which point he automatically became the sole Chief Executive Officer of the Company. Under the terms of the Kaplan 2018 Agreement, Mr. Kaplan shall not receive a salary or other monetary compensation and in lieu thereof he shall receive an equity grant of 10,000 shares of Common Stock per month, which shares shall be fully vested upon grant. Mr. Kaplan shall also be eligible to receive a quarterly bonus in the form of cash or equity shares and shall be entitled to participate in the Company’s employee benefit plans. The term of the Kaplan 2018 Agreement is for an initial one-year term, which shall automatically renew for successive one-year terms unless either party provides 60 days’ advance written notice of its intention not to renew the Kaplan 2018 Agreement at the conclusion of the then applicable term. The term of the Kaplan 2018 Agreement may be terminated by the Company with or without cause or by Mr. Kaplan with or without good reason, as such terms are defined therein.

On July 29, 2020, the Company entered into a new employment agreement (the “Kaplan 2020 Agreement”) with Mr. Kaplan. Such employment agreement replaced the Kaplan 2018 Agreement. As a result, the Kaplan 2018 Agreement was terminated and is of no further force or effect. Pursuant to the terms of the Kaplan 2020 Agreement, the Company agreed to pay Mr. Kaplan a monthly base salary of $5,000; provided, however, that the parties agreed that such base salary will be deferred and will accumulate until the Company has sufficient cash available to make such payments, to be reasonably determined by the Board of Directors and Mr. Kaplan, at which time all accrued and unpaid base salary will be paid. In addition, Mr. Kaplan will receive an equity grant of 15,000 shares of common stock per month, which shares will be fully vested upon grant. Mr. Kaplan will also be eligible to receive a quarterly bonus in the form of cash or equity shares and will be entitled to participate in the Company’s employee benefit plans. In addition, if, during the term of the Kaplan 2020 Agreement, the Company’s shares are approved for listing on a U.S. national securities exchange, the Company will pay Mr. Kaplan a $50,000 cash bonus, to be paid upon such listing begin effective.

The term of the Kaplan 2020 Agreement is for an initial one-year term, which shall automatically renew for successive one-year terms unless either party provides 60 days’ advance written notice of its intention not to renew the Kaplan 2020 Agreement at the conclusion of the then applicable term. The term of the Kaplan 2020 Agreement may be terminated by the Company with or without cause or by Mr. Kaplan with or without good reason, as such terms are defined therein.

On December 31, 2018, the Company also entered into an employment agreement (the “Franklin 2018 Agreement”) with Roman Franklin, pursuant to which the parties agreed that he would serve as the President of the Company. Pursuant to the terms of the Franklin 2018 Agreement, the Company agreed to that Mr. Franklin would receive (i) a monthly base salary of $8,333.33 and (ii) an equity grant of 3,000 shares of Common Stock per month, which shares shall be fully vested upon grant. Mr. Franklin was also eligible to receive a quarterly bonus in the form of cash or equity shares and was entitled to participate in the Company’s employee benefit plans. The term of the Franklin 2018 Agreement was for an initial one-year term, which automatically renewed for successive one-year terms unless either party provides 60 days’ advance written notice of its intention not to renew the Franklin 2018 Agreement at the conclusion of the then applicable term. The term of the Franklin 2018 Agreement may be terminated by the Company with or without cause or by Mr. Franklin with or without good reason, as such terms are defined therein.

On July 29, 2020, the Company entered into a new employment agreement (the “Franklin 2020 Agreement”) with Mr. Franklin. Such employment agreement replaced the Franklin 2018 Agreement. As a result, the Franklin 2018 Agreement was terminated and is of no further force or effect. Pursuant to the terms of the Franklin 2020 Agreement, the Company agreed to pay Mr. Franklin a monthly base salary of $12,500; provided, however, that the parties agreed that such base salary will be deferred and will accumulate until the Company has sufficient cash available to make such payments, to be reasonably determined by the Board of Directors and Mr. Franklin, at which time all accrued and unpaid base salary will be paid. In addition, Mr. Franklin will receive an equity grant of 6,250 shares of common stock per month, which shares will be fully vested upon grant. Mr. Franklin will also be eligible to receive a quarterly bonus in the form of cash or equity shares and will be entitled to participate in the Company’s employee benefit plans. In addition, if, during the term of the Franklin 2020 Agreement, the Company’s shares are approved for listing on a U.S. national securities exchange, the Company will pay Mr. Franklin a $50,000 cash bonus, to be paid upon such listing begin effective.

Each of the Kaplan 2018 Agreement, the Kaplan 2020 Agreement, the Franklin 2018 Agreement and the Franklin 2020 Agreement contains customary non-competition and non-solicitation covenants for a period of one year after the termination of the executive’s employment.

2020 Omnibus Incentive Plan

The board and shareholders of the Company approved of the Simplicity Esports and Gaming Company 2020 Omnibus Incentive Plan (the “2020 Plan”) on April 22, 2020 and June 23, 2020, respectively. We believe that the 2020 Plan serves as an essential element of our compensation program and is critical to our ability to attract and retain the highly qualified employees essential for the execution of our business strategy. We believe the 2020 Plan will (i) attract and retain key personnel, and (ii) provide a means whereby directors, officers, employees, consultants, and advisors of the Company and its subsidiaries can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measure by reference to the value of the Company’s common stock, thereby strengthening their commitment to the welfare of the Company and its subsidiaries and aligning their interests with those of the Company’s stockholders. The 2020 Plan provides for various stock-based incentive awards, including incentive and nonqualified stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), and other equity-based or cash-based awards.

2020 Plan Highlights

Highlights of the 2020 Plan are as follows:

●	The Compensation Committee, which is comprised solely of independent directors, administers the 2020 Plan.

●	The total number of shares of common stock authorized for issuance under the 2020 Plan is 1,000,000 shares, or approximately 11.7% of the common stock outstanding as of May 20, 2020.

●	No non-employee director may be granted awards under the 2020 Plan during any calendar year if such awards, taken together with any cash fees paid to such non-employee director would exceed a total value of $250,000 (calculated in accordance with the terms of the 2020 Plan).

●	The exercise price of options and SARs may not be less than the fair market value of the common stock on the date of grant.

●	In addition to other vesting requirements, the Compensation Committee may condition the vesting of awards on the achievement of specific performance targets.

Material Features of the 2020 Plan

Term

The 2020 Plan was effective June 23, 2020. The 2020 Plan will terminate on June 23, 2030, unless the Board terminates it earlier.

Purpose

The purpose of the 2020 Plan is to provide a means through with the Company and its subsidiaries may attract and retain key personnel, and to provide a means whereby directors, officer, employees, consultants, and advisors of the Company and its subsidiaries can acquire and maintain an equity interest in the Company, or be paid incentive compensation, thereby strengthening their commitment to the welfare of the Company and its subsidiaries and aligning their interests with those of the Company’s stockholders.

Administration

Pursuant to the terms of the 2020 Plan, a committee of the Board or any properly delegated subcommittee, or, if no such committee or subcommittee thereof exists, the Board, shall administer the 2020 Plan. The Compensation Committee, which is comprised entirely of independent directors, administers the 2020 Plan. The Compensation Committee will have the sole and plenary authority to (i) designate participants; (ii) determine the type or types of awards; (iii) determine the number of shares to be covered by, or with respect to which payments, rights, or other matters are to be calculated in connection with, awards; (iv) determine the terms and conditions of any award; (v) determine whether, to what extent, and under what circumstances awards may be settled in, or exercised for, cash, shares of Company common stock, other securities, other awards, or other property, or canceled, forfeited, or suspended and the method or methods by which awards may be settled, exercised, canceled, forfeited, or suspended; (vi) determine whether, to what extent, and under what circumstances the delivery of cash, shares of Company common stock, other securities, other awards, or other property and other amounts payable with respect to an award shall be deferred either automatically or at the election of the participant or of the Compensation Committee; (vii) interpret, administer, reconcile any inconsistency in, correct any defect in, and/or supply any omission in the 2020 Plan and any instrument or agreement relating to, or award granted under, the 2020 Plan; (viii) establish, amend, suspend, or waive any rules and regulations and appoint such agents as the Compensation Committee shall deem appropriate for the proper administration of the 2020 Plan; (ix) adopt sub-plans; and (x) make any other determination and take any other action that the Compensation Committee deems necessary or desirable for the administration of the 2020 Plan.

The Compensation Committee may delegate its authority to administer the 2020 Plan as permitted by law, except for award grants to non-employee directors.

The Compensation Committee will have the discretion to select particular performance targets in connection with awards under the 2020 Plan. Under the 2020 Plan, performance targets are specific levels of performance of the Company (and/or subsidiaries, divisions or operational and/or business units, product lines, brands, business segments, administrative departments, or any combination of the foregoing), which may be determined in accordance with GAAP or on a non-GAAP basis on the specified measures, including, but not limited to:

●	debt ratings;	●	pre-tax income;
●	debt to capital ratio;	●	pre-tax pre-bonus income;
●	generation of cash;	●	operating income;
●	issuance of new debt;	●	gross revenue;
●	establishment of new credit facilities;	●	net revenue;
●	retirement of debt;	●	net margin;
●	return measures (including, but not limited to, return on assets, return on capital, return on equity);	●	pre-tax margin;
●	customer satisfaction;	●	share price;
●	attraction of new capital;	●	total stockholder return;
●	cash flow;	●	acquisition or disposition of assets;
●	earnings per share;	●	acquisition or disposition of companies, entities or businesses;
●	net income;

●	creation of new performance and compensation criteria for key personnel;
●	recruiting and retaining key personnel;
●	employee morale;
●	hiring of strategic personnel;
●	development and implementation of Company policies, strategies and initiatives;
●	creation of new joint ventures;
●	increasing the Company’s public visibility and corporate reputation;
●	development of corporate brand name;
●	overhead cost reductions; or
●	any combination of or variations on the foregoing.

Eligibility

Employees, directors and independent contractors (except those performing services in connection with the offer or sale of the Company’s securities in a capital raising transaction, or promoting or maintaining a market for the Company’s securities) of the Company or its subsidiaries will be eligible to receive awards under the 2020 Plan.

Maximum Shares Available

Awards granted under the 2020 Plan are subject to the following limitations: (i) no more than 1,000,000 shares of common stock (the “Absolute Share Limit”) will be available for awards under the 2020 Plan; (ii) no more than the number of shares of common stock equal to the Absolute Share Limit may be issued in the aggregate pursuant to the exercise of incentive stock options granted under the 2020 Plan; and (iii) the maximum number of shares of common stock subject to awards granted during a single calendar year to any non-employee director, taken together with any cash fees paid to such non-employee director during such calendar year, shall not exceed a total value of $250,000 (calculating the value of any such awards based on the grant date fair value of such awards for financial reporting purposes).

When (i) an option or SAR is granted under the 2020 Plan, the maximum number of shares subject to the option or SAR will be counted against the Absolute Share Limit as one share for every share subject to such option or SAR, regardless of the actual number of shares (if any) used to settle such option or SAR upon exercise; and (ii) an award other than an option or SAR is granted under the 2020 Plan, the maximum number of shares subject to the award will be counted against the Absolute Share Limit as two shares for every share subject to such award, regardless of the actual number of shares (if any) used to settle such award. The issuance of shares or the payment of cash upon the exercise of an award or in consideration of the cancellation or termination of an award shall reduce the total number of shares available under the 2020 Plan, as applicable. If shares are not issued or are withheld from payment of an award to satisfy tax obligations with respect to the award, such shares will not be added back to the Absolute Share Limit, but rather will count against the Absolute Share Limit.

To the extent that an award granted under the 2020 Plan or a prior plan award expires or is canceled, forfeited or terminated, in whole or in part without issuance to the holder thereof of shares of common stock to which the award or prior plan award related or cash or other property in lieu thereof, the unissued shares of common stock will again be available for grant under the 2020 Plan; provided that, in any such case, the number of shares again available for grant under the 2020 Plan shall be the number of shares previously counted against the Absolute Share Limit (or, in the case of prior plan award, the number of shares that would have been counted against the Absolute Share Limit if such prior plan award had been granted under this 2020 Plan) with respect to such unissued shares of common stock to which such award or prior plan award related, as determined in accordance with the terms of the 2020 Plan.

Awards may, in the sole discretion of the Compensation Committee, be granted under the 2020 Plan in assumption of, or in substitution for, outstanding awards previously granted by an entity directly or indirectly acquired by the Company or with which the Company combines (“Substitute Awards”). Substitute Awards will not be counted against the Absolute Share Limit; provided, that Substitute Awards issued in connection with the assumption of, or in substitution for, outstanding options intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) will be counted against the aggregate number of shares of common stock available for awards of incentive stock options under the 2020 Plan. Subject to applicable stock exchange requirements, available shares of common stock under a stockholder-approved plan of an entity directly or indirectly acquired by the Company or with which the Company combines (as appropriately adjusted to reflect the acquisition or combination transaction) may be used for awards under the 2020 Plan and will not reduce the number of shares of common stock available for issuance under the 2020 Plan.

Adjustments

In the event of a merger, consolidation, reorganization, recapitalization, reorganization, stock split or dividend, or similar event affecting the common stock, the number (including limits on shares of common stock granted) and kind of shares granted under the 2020 Plan, the Compensation Committee will make such proportionate substitution or adjustment, if any, as it deems equitable, to any or all of the Absolute Share Limit, the number of shares of common stock or other securities of the Company that may be issued in respect of awards or with respect to which awards may be granted and the terms of any outstanding award.

Restricted Stock

The Compensation Committee will be authorized to award restricted stock under the 2020 Plan. Awards of restricted stock will be subject to the terms and conditions established by the Compensation Committee. Restricted stock is common stock that is subject to such restrictions as may be determined by the Compensation Committee for a specified period.

RSU Awards

The Compensation Committee will be authorized to award RSUs in lieu of or in addition to any restricted stock awards. RSUs will be subject to the terms and conditions established by the Compensation Committee. Each RSU will have an initial value that is at least equal to the fair market value of a share of Company common stock on the date of grant. RSUs may be paid at such time as the Compensation Committee may determine in its discretion, and payments may be made in a lump sum or in installments, in cash, shares of common stock, or a combination thereof, as determined by the Compensation Committee in its discretion.

Options

The Compensation Committee will be authorized to grant options to purchase shares of common stock that are either “qualified,” meaning they are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) for incentive stock options, or “nonqualified,” meaning they are not intended to satisfy the requirements of Section 422 of the Code. Options granted under the 2020 Plan will be subject to the terms and conditions established by the Compensation Committee. Under the terms of the 2020 Plan, the exercise price of the options will not be less than the fair market value of our common stock at the time of grant. Options granted under the 2020 Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Compensation Committee and specified in the applicable award agreement. The maximum term of an option granted under the 2020 Plan will be 10 years from the date of grant (or five years in the case of a qualified option granted to a 10% stockholder). Payment in respect of the exercise of an option may be made in cash or by check, by surrender of unrestricted shares (at their fair market value on the date of exercise), or through a “net exercise,” or the Compensation Committee may, in its discretion and to the extent permitted by law, allow such payment to be made through a broker-assisted cashless exercise mechanism or by such other method as the Compensation Committee may determine to be appropriate.

Stock Appreciation Rights

The Compensation Committee will be authorized to award SARs under the 2020 Plan. SARs will be subject to the terms and conditions established by the Compensation Committee and reflected in the award agreement. A SAR is a contractual right that allows a participant to receive, in the form of either cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. An option granted under the 2020 Plan may include SARs, and SARs may also be awarded to a participant independent of the grant of an option. SARs granted in connection with an option shall be subject to terms similar to the option corresponding to such SARs.

Other Stock-Based Awards

The Compensation Committee will be authorized to award other stock-based awards having terms and conditions as determined by the Compensation Committee. These awards may be granted either alone or in tandem with other awards.

Qualified Performance-Based Awards

Restricted stock and RSUs granted to officers and employees of the Company may depend on the degree of achievement of one or more performance goals relative to a pre-established targeted level or levels using one or more identified performance targets. The applicable performance period may not be less than three months nor more than 10 years.

Dividends and Voting Rights

Participants awarded stock options and SARs will not receive dividends or dividend equivalents or have any voting rights with respect to shares of common stock underlying these awards prior to the issuance of any such shares. Participants that hold unearned awards subject to performance vesting conditions (other than or in additional to the passage of time) will not receive dividends or dividend equivalents or have any voting rights with respect to shares of common stock underlying these awards prior to the issuance of any such shares; provided, however, that dividends and dividend equivalents may be accumulated in respect of unearned awards and paid within 30 days after such awards are earned and become payable or distributable.

Transferability

Awards granted under the 2020 Plan generally will be transferable only by will or the applicable laws of descent and distribution. In certain limited circumstances, the Compensation Committee may authorize stock options, other than incentive stock options, to be transferred to family members or trusts controlled by family members of the participant. Restricted stock may not be sold, transferred, assigned, pledged or otherwise encumbered or disposed of until the applicable restrictions lapse.

Change in Control

In the event of a Change in Control (as defined in the 2020 Plan), options become immediately exercisable in full. In addition, in such event the Compensation Committee may accelerate the termination date of the option to a date no earlier than 30 days after notice of such acceleration is given to the participant. Upon the giving of any such acceleration notice, the option shall become immediately exercisable in full.

A participant’s right to SARs under an SAR agreement immediately vest as to 100% of the total number of shares covered by the grant (i) upon termination of the grantee’s employment on account of the grantee’s death or permanent disability; or (ii) upon the occurrence of a Change in Control.

With respect to restricted stock and RSUs, in the event that the grantee’s status as an employee is terminated following a Change in Control, then all unvested shares of restricted stock and RSUs will immediately vest.

Clawback

All awards under the 2020 Plan are subject to reduction, cancellation, forfeiture or recoupment to the extent necessary to comply with (i) any clawback, forfeiture or other similar policy adopted by the Board or the Compensation Committee and as in effect from time to time; and (ii) applicable law.

Amendment and Termination

The Board may terminate or amend the 2020 Plan or any portion thereof at any time; provided, however, that the Board may not, without stockholder approval, amend the 2020 Plan if:

●	Such approval is necessary to comply with any regulatory requirement applicable to the 2020 Plan:
●	It would materially increase the number of securities which may be issued under the 2020 Plan (except for increases expressly provided for in the 2020 Plan; or
●	It would materially modify the requirements for participation in the 2020 Plan.

In addition, any such amendment that would materially and adversely affect an award holder’s rights with respect to a previously granted and outstanding award will not to that extent be effective without the consent of the affected holder of such award.

The Compensation Committee may terminate or amend any award agreement, to the extent consistent with the terms of the 2020 Plan and any applicable award agreement and so long as such termination or amendment would not materially and adversely affect an award holder’s rights with respect to a previously granted and outstanding award (unless the affected holder consents thereto); provided, however that the Compensation Committee may not, without stockholder approval, amend or terminate an award or award agreement to:

●	Reduce the exercise price of any option or the strike price of any SAR,
●	To cancel any outstanding option or SAR and replace it with a new option or SAR (with a lower exercise price or strike price, as the case may be) or other award or cash payment that is greater than the intrinsic value (if any) of the canceled option or SAR; and
●	Take any other action which is considered a “repricing” for purposes of the stockholder approval rules of any securities exchange or inter-dealer quotation system on which the securities of the Company are listed or quoted.

U.S. Federal Income Tax Consequences

The following is a general summary of the material U.S. federal income tax consequences to 2020 Plan participants and the Company of the grant, vesting and exercise of awards under the 2020 Plan and the disposition of shares acquired pursuant to the exercise of such awards and is based upon an interpretation of the current federal income tax laws and regulations and may be inapplicable if such laws and regulations are changed. This summary is not intended to be a complete statement of applicable law or constitute tax advice, nor does it address foreign, state, local and payroll tax considerations. Moreover, the U.S. federal income tax consequences to any particular participant may differ from those described herein by reason of, among other things, the particular circumstances of such participant. To the extent that any awards under the 2020 Plan are subject to Section 409A of the Code (“Section 409A”), the following discussion assumes that such awards will be designed to conform to the requirements of Section 409A and the regulations promulgated thereunder (or an exception thereto). The 2020 Plan is not subject to the protective provisions of the Employee Retirement Income Security Act of 1974, as amended, and is not qualified under Section 401(a) of the Code.

Incentive Stock Options. Options issued under the 2020 Plan and designated as incentive stock options are intended to qualify as such under Section 422 of the Code. Under the provisions of Section 422 of the Code and the related regulations, holders of incentive stock options will generally incur no federal income tax liability at the time of grant or upon exercise of those options, and the Company will not be entitled to a deduction at the time of the grant or exercise of the option. However, the difference between the value of the common stock received on the exercise date and the exercise price paid will be an “item of tax preference,” which may give rise to “alternative minimum tax” liability to the holder for the taxable year in which the exercise occurs. The taxation of gain or loss upon the sale of the common stock acquired upon exercise of an incentive stock option depends, in part, on whether the holding period of the shares of our common stock acquired through the exercise of an incentive stock option is at least (i) two years from the date of grant of the option and (ii) one year from the date the option was exercised. If these holding period requirements are satisfied, any gain or loss realized on a subsequent disposition of the shares will constitute long-term capital gain or loss, as the case may be. Assuming both holding periods are satisfied, no deduction will be allowed to us for federal income tax purposes in connection with the grant or exercise of the incentive stock option. If these holding periods requirements are not met, then, upon such “disqualifying disposition” of the shares, the participant will generally realize compensation, taxable as ordinary income, at the time of such disposition in an amount equal to the difference between the fair market value of the share on the date of exercise over the exercise price, limited to the gain on the sale, and that amount will generally be deductible by us for federal income tax purposes, subject to the possible limitations on deductibility under Section 162(m)of the Code for compensation paid to certain executives designated thereunder. Finally, if an otherwise qualified incentive stock option becomes first exercisable in any one year for shares having an aggregate value in excess of $100,000 (based on the grant date value), the portion of the incentive stock option in respect of those excess shares will be treated as a non-qualified stock option for federal income tax purposes.

Non-qualified Stock Options. No income will generally be realized by a participant upon grant of a non-qualified stock option. Upon the exercise of a non-qualified stock option, the participant will recognize ordinary compensation income in an amount equal to the excess, if any, of the fair market value of the underlying exercised shares over the option exercise price paid at the time of exercise. We will be able to deduct this same amount for U.S. federal income tax purposes, but such deduction may be limited under Section 162(m) of the Code for compensation paid to certain executives designated thereunder. Upon a subsequent disposition of the shares acquired under a non-qualified stock option, the participant will realize short-term or long-term capital gain (or loss) depending on the holding period. The capital gain (or loss) will be short-term if the shares are disposed of within one year after the non-qualified stock option is exercised, and long-term if shares were held more than 12 months as of the sale date.

Restricted Stock. A participant will normally not be required to recognize income for federal income tax purposes upon the grant of an award of restricted stock, nor is the Company entitled to any deduction, to the extent that the shares awarded have not vested (i.e., are no longer subject to a substantial risk of forfeiture). On the date an award of restricted stock is no longer subject to a substantial risk of forfeiture, the participant will compensation taxable as ordinary income in an amount equal to the difference between the fair market value of the vested shares on that date and the amount the participant paid for such shares, if any, unless the participant made an election under Section 83(b) of the Code to be taxed at the time of grant. The participant may, however, make an election under Section 83(b) of the Code, within 30 days following the grant of the restricted stock award, to be taxed at the time of the grant of the award based on the difference between the fair market value of the shares on the date of grant and the amount the participant paid for such shares, if any. If the shares subject to such election are subsequently forfeited, the participant will not be entitled to any deduction, refund or loss for tax purposes with respect to the forfeited shares. We will be able to deduct, at the same time as it is recognized by the participant, the amount of taxable compensation to the participant for U.S. federal income tax purposes, but such deduction may be limited under Section 162(m) of the Code for compensation paid to certain executives designated thereunder. Upon the sale of the vested shares, the participant will realize short-term or long-term capital gain or loss depending on the holding period. The holding period generally begins when the restriction period expires. If the recipient timely made a Section 83(b) election, the holding period commences on the date of the grant.

Deferred Stock Units and Restricted Stock Units. A participant will not be subject to federal income tax upon the grant of a deferred stock unit award or a restricted stock unit award, and the Company is not entitled to a deduction at the time of grant. Rather, upon the delivery of shares or cash pursuant to a deferred stock unit award or a restricted stock unit award, the participant will generally have compensation taxable at ordinary income rates in an amount equal to the fair market value of the number of shares (or the amount of cash) actually received with respect to the settlement of the award of such units. We will generally be able to deduct the amount of the ordinary income realized by the participant for U.S. federal income tax purposes, but the deduction may be limited under Section 162(m) of the Code for compensation paid to certain executives designated thereunder. If the participant receives shares upon settlement then, upon disposition of such shares, appreciation or depreciation after the settlement date is treated as either short-term or long-term capital gain or loss, depending on how long the shares have been held.

SARs. SARs are treated very similarly to non-qualified options for tax purposes. No income will normally be realized by a participant upon grant of a SAR. Upon the exercise of a SAR, the participant will recognize compensation taxable as ordinary income in an amount equal to either: (i) the cash received upon exercise; or (ii) if shares are received upon the exercise of the SAR, the fair market value of the shares received in respect of the SAR. We will be able to deduct this same amount for U.S. federal income tax purposes, but such deduction may be limited under Section 162(m) of the Code for compensation paid to certain executives designated thereunder.

Performance Awards. A participant generally will not recognize income upon the grant of a performance award. Upon payment of the performance award, the participant will recognize ordinary income in an amount equal to the cash received or, if the performance award is payable in shares, the fair market value of the shares received. When the participant recognizes ordinary income upon payment of a performance award, the Company generally will be entitled to a tax deduction in the same amount.

Other Stock-Based Awards. A participant will generally have compensation taxable as ordinary income for federal income tax purposes in an amount equal to the difference between the fair market value of the shares on the date the award is settled (whether in shares or cash, or both) over the amount the participant paid for such shares, if any. We will generally be able to deduct, at the same time as it is recognized by the participant, the amount of taxable compensation to the participant for U.S. federal income tax purposes, but such deduction may be limited under Section 162(m) for compensation paid to certain executives designated thereunder.

Consequences of Change of Control. If a change of control of the Company causes awards under the 2020 Plan to accelerate vesting or is deemed to result in the attainment of performance goals, certain participants could, in some cases, be considered to have received “excess parachute payments,” which could subject certain participants to a 20% excise tax on the excess parachute payments and result in a disallowance of the Company’s deductions under Section 280G of the Code.

Section 409A. Section 409A applies to compensation that individuals earn in one year but that is not paid until a future year. This is referred to as non-qualified deferred compensation. Section 409A, however, does not apply to qualified plans (such as a Section 401(k) plan) and certain welfare benefits. If deferred compensation covered by Section 409A meets the requirements of Section 409A, then Section 409A has no effect on the individual’s taxes. The compensation is taxed in the same manner as it would be taxed if it were not covered by Section 409A. If a deferred compensation arrangement does not meet the requirements of Section 409A, the compensation is subject to accelerated taxation in the year in which such compensation is no longer subject to a substantial risk of forfeiture and certain additional taxes, interest and penalties, including a 20% additional income tax. Awards of stock options, SARs, restricted stock units and performance awards under the 2020 Plan may, in some cases, result in the deferral of compensation that is subject to the requirements of Section 409A. Awards under the 2020 Plan are intended to comply with Section 409A, the regulations issued thereunder or an exception thereto. Notwithstanding, Section 409A may impose upon a participant certain taxes or interest charges for which the participant is responsible. Section 409A does not impose any penalties on the Company and does limit the Company’s deduction with respect to compensation paid to a participant.

Section 162(m). The Company generally may deduct any compensation or ordinary income recognized by the recipient of an award under the 2020 Plan when recognized, subject to the limits of Section 162(m) of the Code (“Section 162(m)”). Prior to 2018, Section 162(m) imposed a $1 million limit on the amount a public company may deduct for compensation paid to a Company’s Chief Executive Officer or any of the Company’s three other most highly compensated executive officers (other than the Chief Financial Officer) who were employed as of the end of the year. This limitation did not apply to compensation that met Code requirements for “qualified performance-based compensation.” The performance-based compensation exemption, the last day of the year determination date, and the exemption of the Chief Financial Officer from Code Section 162(m)’s deduction limit have all been repealed under the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), effective for taxable years beginning after December 31, 2017, such that awards paid under the 2020 Plan to our covered executive officers may not be deductible for such taxable years due to the application of the $1 million deduction limitation. However, under Tax Reform transition relief, compensation provided under a written binding contract in effect on November 2, 2017 that is not materially modified after that date continues to be subject to the performance-based compensation exception. As in prior years, while deductibility of executive compensation for federal income tax purposes is among the factors the Compensation Committee considers when structuring our executive compensation, it is not the sole or primary factor considered. Our Board and the Compensation Committee retain the flexibility to authorize compensation that may not be deductible if they believe it is in our best interests.

Tax Withholding. The Company and its affiliates have the right to deduct or withhold, or require a participant to remit to the Company and its affiliates, an amount sufficient to satisfy federal, state and local taxes (including employment taxes) required by law to be withheld with respect to any exercise, lapse of restriction or other taxable event arising with respect to awards under the 2020 Plan.

Equity Compensation Plan Information

The table below sets forth information as of May 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	-	$	N/A	1,500,000	(1)
Equity compensation plans not approved by security holders	-		-	-
Total	-		$-	1,500,000

(1) This represents (i) 500,000 shares of common stock issuable pursuant to the 2018 Equity Incentive Plan (the “2018 Plan”), and (ii) 1,000,000 shares of common stock issuable pursuant to the Simplicity Esports and Gaming Company 2020 Omnibus Incentive Plan (the “2020 Plan”).

The Company’s stockholders approved the 2018 Plan on October 4, 2018. Under the 2018 Plan, 500,000 shares of common stock are authorized for issuance to employees, officers, directors, consultants. The 2018 Plan authorizes the grant of nonqualified stock options and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, other stock bonus awards, and performance compensation awards. There were 500,000 shares available for award as of May 31, 2020 under the 2018 Plan. The Company does not intend to make any grants under the 2018 Plan.

The Board of Directors and stockholders of the Company approved the 2020 Plan on April 22, 2020 and June 23, 2020, respectively. Under the 2020 Plan, 1,000,000 shares of common stock are authorized for issuance to employees, directors and independent contractors (except those performing services in connection with the offer or sale of the Company’s securities in a capital raising transaction, or promoting or maintaining a market for the Company’s securities) of the Company or its subsidiaries. The 2020 Plan authorizes equity-based and cash-based incentives for participants. There were 1,000,000 shares available for award as of May 31, 2020 under the 2020 Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of August 31, 2020, by:

●	Each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	Each of our current named executive officers and directors that beneficially own shares of our common stock; and
●	All of our executive officers and directors as a group.

Information with respect to beneficial ownership has been furnished by each director, executive officer or 5% stockholder, as the case may be. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Directors and Executive Officers:
Jed Kaplan (2)	1,561,936	19.0%
Roman Franklin (3)	527,767	6.5%
Donald R. Caldwell (4)	97,000	1.2%
Max Hooper (5)	29,500	*
Frank Leavy (6)	27,625	*
Edward Leonard Jaroski (7)	128,500	1.6%
William H. Herrmann, Jr. (8)	57,309	*
All directors and officers as a group (7 persons) (9)	2,429,637	29.2%

Principal Shareholders (more than 5%) Not Listed Above:
Polar Asset Management Partners Inc. (10)	738,335	9.0%

* less than 1%.

(1)

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on August 31, 2020. On August 31, 2020, there were 8,171,433 shares of our common stock outstanding. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding warrants and other derivative securities owned by that person which are exercisable within 60 days of August 31, 2020. Common stock warrants and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

60

(2)

Includes 80,000 shares of our restricted common stock that have vested or will vest within 60 days of August 31, 2020, and 50,000 shares of common stock issuable upon exercise of 50,000 warrants with an exercise price of $4.00 which expire on February 24, 2024 that have vested or will vest within 60 days of August 31, 2020.

(3)	Includes 24,000 shares of our restricted common stock that have vested or will vest within 60 days of August 31, 2020.

(4)	Includes 20,000 shares of our common stock issuable upon exercise of 20,000 warrants with an exercise price of $11.50 which expire on May 22, 2024 that have vested or will vest within 60 days of August 31, 2020.

(5)	Includes 14,500 shares of common stock owned directly by Merging Traffic, Inc., 10,000 shares of our common stock issuable upon exercise of 10,000 warrants owned directly by Merging Traffic, Inc. with an exercise price of $11.50 which expire on May 22, 2024 that have vested or will vest within 60 days of August 31, 2020, and 5,000 shares of our common stock owned directly by Mr. Hooper. Mr. Hooper is Managing Director of Merging Traffic, Inc.

(6)	Includes 7,500 shares of our common stock issuable upon exercise of 7,500 warrants with an exercise price of $11.50 which expire on May 22, 2024 that have vested or will vest within 60 days of August 31, 2020.

(7)	Includes 60,000 shares of our common stock issuable upon exercise of 60,000 warrants with an exercise price of $4.00 which expire on February 24, 2024 that have vested or will vest within 60 days of August 31, 2020.

(8)	Includes 10,000 shares of our common stock issuable upon exercise of 10,000 warrants with an exercise price of $11.50 which expire on May 22, 2024 that have vested or will vest within 60 days of August 31, 2020.

(9)	Includes Jed Kaplan, Roman Franklin, Donald R. Caldwell, Max Hooper, Frank Leavy, and Edward Leonard Jaroski.

(10)	The principal office of the stockholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Restricted Stock Awards to Certain Officers

On March 27, 2019, pursuant to a Restricted Stock Award, we granted Jed Kaplan, our Chief Executive Officer and interim Chief Financial Officer and a member of our board of directors, 120,000 shares of our restricted common stock. Such shares vest over the next nine months. Also, on March 27, 2019, pursuant to a Restricted Stock Award, we granted Roman Franklin, our President and a member of our board of directors, 36,000 shares of our restricted common stock. Such shares vest over the next nine months also. Lastly, on March 27, 2019, pursuant to a Restricted Stock Award and collectively with the Kaplan Restricted Stock Award and the Franklin Restricted Stock Award, we granted Steve Grossman, President of Simplicity Esports, LLC, a wholly owned subsidiary of our company, 24,000 shares of our restricted common stock. Such shares also vest over the next nine months.

Each of the Restricted Stock Awards was entered into in connection with entry into employment agreements with each of Messrs. Kaplan, Franklin and Grossman on December 31, 2018.

Director Independence

Since we are currently quoted on the OTCQB tier of the OTC Markets Group, we are not required to comply with the corporate governance rules of a national exchange, such as the NYSE American (“NYSE”), or national quotation system, such as the Nasdaq, and instead may comply with less stringent corporate governance standards of the OTCQB. The OTCQB does not require any of its members to establish any committees comprised of members of our board of directors, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. Instead, the functions of those committees may be undertaken by the board of directors as a whole. Unlike the requirements of the NYSE or Nasdaq, the OTCQB does not require that a majority of our board members be independent and does not require that all or any portion of our board of directors include “independent” directors, nor are we currently required to establish or maintain an Audit Committee or other committee of our board of directors. Although we may comply with less stringent corporate governance standards while listed on the OTCQB, we have elected to voluntarily comply with the corporate governance rules of the NYSE American in order to provide the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules of the NYSE American. Our board of directors has determined that Messrs. Caldwell, Leavy, Jaroski and Herrmann and Dr. Hooper are “independent directors” as defined in the NYSE American listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed for the fiscal years ended May 31, 2020 and 2019 for (i) professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in Form 10-Q (“Audit Fees”), (ii) assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and not reportable under Audit Fees (the “Audit Related Fees”), (iii) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”) were:

	Year Ended May 31, 2020	Year Ended May 31, 2019
Audit Fees	$45,000	$30,000
Audit Related Fees	$-	$12,500
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$45,000	$42,500

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

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

The consolidated financial statements of the registrant and subsidiaries, together with the report thereon of the Company’s independent registered public accounting firm, are included beginning on page F-1 of this Annual Report on Form 10-K.

(2)	Financial Statements Schedules

All financial statements schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Annual Report on Form 10-K.

(3)	Exhibits

Exhibit No.	Document
2.1	Share Subscription Agreement, dated May 3, 2018, by and among the Company, Smaaash Private, and the Smaaash Founders (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the SEC on September 19, 2018).
2.2	Amendment Cum Addendum to the Share Subscription Agreement dated May 03, 2018 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the SEC on September 19, 2018).
2.3	Second Amendment Cum Addendum to the Share Subscription Agreement dated May 03, 2018 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the SEC on September 19, 2018).
2.4	Third Amendment Cum Addendum to the Share Subscription Agreement dated May 03, 2018 (incorporated by reference to Annex A to the Company’s Proxy Statement Supplement, which was filed with the SEC on November 5, 2018).
2.5	Fourth Amendment Cum Addendum to the Share Subscription Agreement dated May 03, 2018, dated as of November 15, 2018 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018.
2.6	Agreement and Plan of Merger dated as of July 25, 2019 by and between the registrant, Esports Merger Sub, Inc., PLAYlive Nation, Inc., Duncan Wood, Robert J. Steinberger, Eric J. Charneski, Jordan C. Jenson, and Alec T. Carpenter, and Duncan Wood in his capacity as representative of the stockholders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2019).
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
3.2	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on January 2, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2019).
3.3	Certificate of Amendment, filed with the Delaware Secretary of State on August 17, 2020. *
3.4	Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 12, 2017).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 31, 2017).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 31, 2017).
4.3	Warrant Agreement, dated August 16, 2017, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).
10.1	Master Franchise Agreement, dated November 20, 2018, by and between the Company and Smaaash Private (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.2	Master License and Distribution Agreement, dated November 20, 2018, by and between the Company and Smaaash Private (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.3	Settlement and Release Agreement, dated November 20, 2018, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.4	Demand Secured Promissory Note, dated November 20, 2018, issued to Maxim Group LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.5	Escrow Agreement, dated November 20, 2018, by and among the Company, Ellenoff Grossman and Schole LLP and Shripal Morakhia (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.6	Smaaash Entertainment Inc. 2018 Equity Incentive Plan (incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on September 19, 2018). †
10.7	Side Letter, dated November 16, 2018, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.8	Letter of Undertaking, dated November 16, 2018, by Smaaash Private and Smaaash Founders (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.9	Addendum to Master Franchise Agreement, dated November 29, 2018, by and between the Company and Smaaash Private (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.10	Promissory Note, dated May 31, 2017, issued to I-AM Capital Partners LLC, our sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 12, 2017).
10.11	Letter Agreement, dated August 16, 2017, by and between the Company, the Sponsor and the officers and directors of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).
10.12	Registration Rights Agreement, dated August 16, 2017, by and among the Company and our sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).
10.13	Securities Subscription Agreement, dated May 31, 2017, among the Registrant and our sponsor (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 31, 2017).
10.14	Amended and Restated Unit Purchase Agreement, dated August 11, 2017, between the Registrant and our sponsor (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on August 14, 2017).
10.15	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 31, 2017).
10.16	Administrative Services Agreement, dated August 16, 2017, by and between the Company and our sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).

10.17	Shareholders’ Agreement, dated May 3, 2018, by and among the Company, FW Metis Limited, Mitesh R. Gowani, the Smaaash Founders, and Smaaash Private (incorporated by reference to Annex D to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on September 19, 2018).
10.18	Stock Purchase Agreement, dated as of November 2, 2018, by and between the Company and Polar Asset Management Partners Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018).
10.19	Stock Purchase Agreement, dated as of November 5, 2018, by and between the Company and K2 Principal Fund L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018.
10.20	Amendment, dated December 20, 2018, by and among the Company, Polar Asset Management Partners Inc., and The K2 Principal Fund L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2018.
10.21	Share Exchange Agreement, dated December 21, 2018, by and among Smaaash Entertainment Inc., Simplicity Esports, LLC, Jed Kaplan and each of the equity holders of Simplicity Esports, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.22	Amendment No. 1 to Share Exchange Agreement, dated December 28, 2018, by and among Smaaash Entertainment Inc., Simplicity Esports, LLC, Jed Kaplan and each of the equity holders of Simplicity Esports, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.23	Securities Exchange Agreement, dated December 20, 2018, by and between Smaaash Entertainment Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.24	Series A-1 Exchange Convertible Note (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.25	Series A-2 Exchange Convertible Note (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.26	Registration Rights Agreement, dated December 20, 2018, by and between Smaaash Entertainment Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.27	Lock-Up Agreement, dated December 20, 2018, by and between Smaaash Entertainment Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.28	Amendment No. 2 to Share Exchange Agreement, dated December 30, 2018, by and among the Company, Simplicity Esports, LLC, and Jed Kaplan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2019.
10.29	Voting Agreement, Dated December 31, 2018, between the Company and the stockholders of the Company party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2019).
10.30	Employment Agreement dated December 31, 2018, between the Company and Jed Kaplan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2017). †
10.32	Employment Agreement dated December 31, 2018, between the Company and Roman Franklin (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2017). †
10.34	Restricted Stock Award Agreement dated March 27, 2019 between the registrant and Jed Kaplan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2019). †
10.35	Restricted Stock Award Agreement dated March 27, 2019 between the registrant and Roman Franklin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2019). †
10.37	Exclusive Trademark and Symbol Use License Agreement, and Other Covenants, dated November 4, 2019, among Simplicity One Brasil LTDA and Clube de Regatas do Flamengo (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2020).
10.38	Common Stock Purchase Agreement, dated as of March 11, 2020, between the Company and Triton Funds LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2020).
10.39	Registration Rights Agreement, dated as of March 11, 2020, between the Company and Triton Funds LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2020).
10.40	10% Fixed Convertible Promissory Note dated April 29, 2020 issued by the Company in favor of Harbor Gates Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2020).
10.41	Promissory Note dated May 12, 2020 issued by the Company in favor of Jed Kaplan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2020).
10.42	Form of Self-Amortization Promissory Note dated June 18, 2020 issued by the Company to an accredited investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2020).
10.43	Form of Securities Purchase Agreement dated June 18, 2020 by and between the Company and an accredited investor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2020).
10.44	First Amendment to the Series A-2 Exchange Convertible Note issued on December 20, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2020).

10.45	2020 Omnibus Incentive Plan (incorporated by reference to Appendix I to the registrant’s definitive proxy statement on Schedule 14A filed with the Commission on June 9, 2020). †
10.46	Employment Agreement dated July 29, 2020 by and between the Company and Jed Kaplan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2020). †
10.47	Employment Agreement dated July 29, 2020 by and between the Company and Roman Franklin (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2020). †
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 31, 2017.
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

* Filed herewith

** Furnished herewith

† Includes management contracts and compensation plans and arrangements

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 31, 2020	SIMPLICITY ESPORTS AND GAMING COMPANY

	By:	/s/ Jed Kaplan
	Name:	Jed Kaplan
	Title:	Chief Executive Officer and interim Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Jed Kaplan his true and lawful attorney-in-fact, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Name	Position	Date

/s/ Jed Kaplan	Chief Executive Officer, interim Chief Financial Officer and	August 31, 2020
Jed Kaplan	Director (principal executive officer, principal financial officer and principal accounting officer)

/s/ Donald R. Caldwell	Chairman	August 31, 2020
Donald R. Caldwell

/s/ Roman Franklin	Director	August 31, 2020
Roman Franklin

/s/ Max Hooper	Director	August 31, 2020
Max Hooper

/s/ Frank Leavy	Director	August 31, 2020
Frank Leavy

/s/ Edward Leonard Jaroski	Director	August 31, 2020
Edward Leonard Jaroski

/s/ William H. Herrmann, Jr.	Director	August 31, 2020
William H. Herrmann, Jr.

SIMPLICITY ESPORTS AND GAMING COMPANY

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Simplicity Esports and Gaming Company and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Simplicity Esports and Gaming Co. (the “Company”) as of May 31, 2020 and 2019, and the related statements of operations, stockholders’ (deficit), and cash flows for each of the years in the two year period ended May 31, 2020, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended May 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated sufficient revenues to provide sufficient cash flow as of May 31, 2020, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2017

Basking Ridge, New Jersey

August 31, 2020

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2020	2019
ASSETS

Current Assets
Cash and cash equivalents	$160,208	$1,540,158
Accounts receivable, net	127,653	-
Inventory	15,787	-
Prepaid expenses	5,588	-
Total Current Assets	309,236	1,540,158

Other Assets
Goodwill	5,155,141	4,456,250
Intangible assets, net	2,141,374	1,528,441
Deferred brokerage fees	149,223	-
Property and equipment	232,733	117,231
Right of use asset, operating lease	490,984	100,146
Security deposit	14,885	12,317
Deferred financing costs	98,198	-
Total Other Assets	8,282,538	6,214,385

TOTAL ASSETS	$8,591,774	$7,754,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$126,716	$-
Accrued expenses	1,421,842	691,940
Loan payable – related party	-	93,761
Convertible note payable	1,127,320	1,000,000
Note payable – related party	64,728	-
Operating lease obligation, current	151,867	32,045
Current portion of deferred revenues	3,795	-
Stock payable	75,000	-
Total Current Liabilities	2,971,268	1,817,746

Operating lease obligation, net of current portion	339,116	68,876
Deferred revenues, less current portion	365,718	-

Total Liabilities	3,676,102	1,886,622

Commitments and Contingencies–Note 9

Stockholders’ Equity
Preferred stock - $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.0001 par value; 20,000,000 shares authorized; 7,988,975 and 7,003,975 shares issued and outstanding as of May 31, 2020 and May 31, 2019, respectively	799	700
Additional paid-in capital	11,131,404	9,442,027
Accumulated deficit	(6,195,044)	(3,574,806)
Subtotal	4,937,159	5,867,921
Non-controlling interest	(21,487)	-
Total Stockholders’ Equity	4,915,672	5,867,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,591,774	$7,754,543

The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	May 31, 2020	May 31, 2019

Revenue
Franchise Royalties and License Fees	$478,023	$-
Franchise Termination Revenue	44,984	-
Company-Owned Stores Sales	174,042	-
Esports Revenue	164,361	37,995
Total Revenue	861,410	37,995
Less Cost of Goods Sold	(422,539)	-

Gross Profit	438,871	37,995

Operating Expenses
General and Administrative expenses	(3,170,992)	(4,353,189)
Loss from Operations	(2,732,121)	(4,315,194)

Other Income / (Expense)
Debt Forgiveness Income	93,761	369,206
Interest Expense	(32,472)	(23,268)
Interest Income	3,034	403,984
Rebate Income	2,019	-
Total Other Income	66,342	749,922

Loss Before Provision for Income Taxes	(2,665,779)	(3,565,272)

Provision for Income Taxes	-	-

Net Loss Before Non-Controlling Interest	(2,665,779)	(3,565,272)
Net Loss Attributable to Non-Controlling Interest	45,541	-

Net Loss Available to Common Shareholders	$(2,620,238)	$(3,565,272)

Basic and Diluted Net Loss per share	$(0.34)	$(1.00)

Basic and diluted Weighted Average Number of common shares outstanding	7,722,964	3,566,488

The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MAY 31, 2020 AND 2019

	Common Stock		Additional Paid-In	Non- Controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity

Balance - May 31, 2018	2,252,743	$225	$5,009,310	$-	$(9,534)	$5,000,001

Common stock subject to redemption not redeemed	112,497	11	-	-	-	11

Common stock redemption	(451,563)	(45)	(6,635,207)	-	-	(6,635,252)

Shares issued for advisory services	208,000	21	2,124,979	-	-	2,125,000

Common stock issued to Smaaash Founders	2,000,000	200	-	-	-	200

Cancellation of Smaaash Founders shares	(2,000,000)	(200)	200	-	-	-

Rights shares	546,150	54	383,161	-	-	383,215

Common shares issued in acquisition	3,000,000	300	6,089,700	-	-	6,090,000

Common shares issued in private placement	962,500	96	1,924,904	-	-	1,925,000

Common shares issued from employment agreements	180,000	18	-	-	-	18

Vesting of common shares	-	-	45,000	-	-	45,000

Shares issued for convertible note	193,648	20	499,980	-	-	500,000

Net loss	-	-	-	-	(3,565,272)	(3,565,272)

Balance - May 31, 2019	7,003,975	$700	$9,442,027	$-	$(3,574,806)	$5,867,921

Shares issued for PLAYlive Nation acquisition	750,000	75	1,439,925	-	-	1,440,000

Shares issued for vesting of employment agreement awards	105,000	11	153,000	-	-	153,011

Shares issued for cash	125,000	12	87,688	-	-	87,700

Shares issued as compensation	5,000	1	5,899	-	-	5,900

Shares issued in connection with note payable	-	-	2,865	-	-	2,865

Non-controlling interest of original investment in subsidiaries	-	-	-	24,054	-	24,054

Net loss attributable to non-controlling interest	-	-	-	(45,541)	-	(45,541)

Net loss	-	-	-	-	(2,620,238)	(2,620,238)

Balance - May 31, 2020	7,988,975	$799	$11,131,404	$(21,487)	$(6,195,044)	$4,915,672

The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED

	May 31, 2020	May 31, 2019

Cash flows from operating activities:
Net (loss)	$(2,665,779)	$(3,565,272)
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Interest earned on marketable securities held in trust account	-	(403,984)
Depreciation expense	57,473	5,298
Amortization expense	211,067	85,677
Impairment of cost method investment	-	150,000
Debt forgiveness income	(93,761)	(369.206)
Issuance of shares for services	161,776	2,170,110
Changes in operating assets and liabilities:
Accounts receivable	(127,653)	-
Inventory	(15,787)	-
Prepaid expenses	(5,588)	3,170
Security deposits	(2,568)	(12,318)
Deferred brokerage fees	(18,592)	-
Deferred revenues	123,882	-
Accounts payable	123,142	-
Deferred legal fees	-	(100,000)
Accrued expenses	729,902	641,270

Net cash used in operating activities	(1,522,486)	(1,395,255)

Cash flows from investing activities:
Cash purchased in acquisition	26,180	75,930
Lease liability net of lease asset	(776)	775
Investment at cost	-	(150,000)
Purchase of property and equipment	(163,472)	(122,529)
Net cash (used in) investing activities	(138,068)	(195,824)

Cash flows from financing activities:
Proceeds from sale of Private Units	87,700	1,925,000
Proceeds from note payable - related party, net	192,048	12,143
Deferred financing costs	(98,198)	-
Non-controlling interest of original investment in subsidiaries	24,054	-
Private placement funds received	75,000	-
Settlement of redeemable common stock	-	(46,291,685)
Cash held in trust account used to settle common stock redemption obligation	-	(7,620,432)
Cash in trust	-	54,648,148

Net cash provided by financing activities	280,604	2,673,174

Net change in cash and cash equivalents	(1,379,950)	1,082,095

Cash and cash equivalents - beginning of period	1,540,158	458,063

Cash and cash equivalents - end of period	$160,208	$1,540,158

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information

Common stock issued for consideration in an acquisition	$1,440,000	$6,090,000

The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Simplicity Esports and Gaming Company F/K/A Smaaash Entertainment Inc. (the “Company,” “we,” or “our”), was an organized as a blank check company organized under the laws of the State of Delaware on April 17, 2017. The Company was formed under the name I-AM Capital Acquisition Company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). On November 20, 2018, the Company changed its name from I-AM Capital Acquisition Company to Smaaash Entertainment Inc. On January 2, 2019, the Company changed its name from Smaaash Entertainment Inc. to Simplicity Esports and Gaming Company.

Through our wholly subsidiary, Simplicity Esports, LLC, acquired on January 2, 2019 (see Note 6). The Company has begun to implement a unique approach to ensure the ultimate fan friendly esports experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community and we plan to use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry. Simplicity is an established brand in the Esports industry with an engaged fan base competing in popular games across different genres, including PUBG, Gears of War, Smite, Guns of Boom, and multiple EA Sports titles. Additionally, the Simplicity stream team encompasses a unique group of casters, influencers, and personalities all of whom connect to Simplicity’s dedicated fan base. Simplicity also has begun to open and operate esports gaming centers that will provide the public an opportunity to experience and enjoy gaming and Esports in a social setting, regardless of skill or experience.

Through our wholly owned subsidiary, PLAYlive Nation, Inc. (“PLAYlive”), acquired on July 29, 2019 (see Note 6), the Company has a network of franchised Gaming Centers. As May 31, 2020, approximately 43 locations were open and operating, in various states including Arizona, California, Idaho, Florida, Maryland, Michigan, Mississippi, Montana, Oregon, South Carolina, Texas, Utah and Washington. PLAYlive offers a video gaming lounge concept to qualified franchisees. PLAYlive currently offers single-unit location franchises as well as agreements to develop multiple locations. This PLAYlive model is being interlaced with the esports gaming centers mentioned above to create the ultimate gaming center.

The Company’s sponsor was I-AM Capital Partners LLC (the “Sponsor”). The Company selected May 31 as its fiscal year end.

Initial Business Combination

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

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

On the Closing Date, the Company entered into a master franchise agreement (“Master Franchise Agreement”) and a master license and distribution agreement (“Master Distribution Agreement”) with Smaaash. As of May 31, 2020, the Master Franchise Agreement and Master Distribution Agreement continue to be in effect.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

In November 2019, the Company organized Happy Valley, LLC and Redmond, LLC for the purpose of converting franchised stores into Company owned stores.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet.

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

The following describes principal activities, separated by major product or service, from which the Company generates its revenues.

Company-owned Stores Sales

The Company-owned stores principally generate revenue from retail esports gaming centers. Revenues from Company-owned stores are recognized when the products are delivered, or the service is provided.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

Franchise Royalties and Fees

Franchise royalties which are based on eight percent of franchise store sales after a minimum level of sales occur and are recognized as sales occur. Any royalty reductions, including waivers or those offered as part of a new store development incentive or as incentive for other behaviors are recognized at the same time as the related royalty as they are not separately distinguishable from the full royalty rate. Franchise royalties are billed on a monthly basis.

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

Esports Revenue

Esports revenue is a form of competition using video games. Most commonly, esports takes the form of organized, single player and multiplayer video game competitions, particularly between professional players, individually or as teams. Revenues from Esports revenue are recognized when the competition is completed, and prize money is awarded. Revenues earned from league sponsorships from the Company’s share of league revenues including domestic esports teams competing in games such as Overwatch, Apex Legends, PUBG and more are included here. Revenue from international esports teams including Flamengo esports are included here. League revenues are earned through sponsorship fees on a per tournament, or per season basis. As of March 22, 2020, the Company commenced weekly online esports tournaments promoted directly to its existing customer base. Revenue from these weekly tournaments, comprised of registration fees on a per player basis, is included here.

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

Deferred costs include commissions paid to brokers related to the sale of specific new franchises which have not met revenue recognition criteria as of May 31, 2020. These costs are recognized in the same period as the initial franchise fee revenue is recognized.

Accounts Receivable

The Company estimates the allowance for doubtful accounts based on an analysis of specific customers (i.e. franchisees), taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable are written off against the allowance when management determines it is probable the receivable is worthless. Customer account balances with invoices dated over 90 days old are considered delinquent and considered in the allowance assessment. The Company performs credit evaluations of its customers and, generally, requires no collateral. Management has assessed accounts receivable as of May 31, 2020, and an allowance for doubtful accounts of approximately $52,400 has been recorded

Property and equipment

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

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

Goodwill

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but we assess our goodwill for impairment at least annually. Our assessment date was May 31, 2020, and quantitative and qualitative considerations indicated no impairment.

Franchise Locations

Through PLAYlive, the Company’s wholly owned subsidiary, the Company has entered into franchise agreements with third parties. As May 31, 2020, approximately 43 locations were open and operating, in various states including Arizona, California, Idaho, Florida, Maryland, Michigan, Mississippi, Montana, Oregon, South Carolina, Texas, Utah and Washington.

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

MAY 31, 2020

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

Leases

In February of 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02-Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company adopted this update as of January l, 2019 using the modified retrospective transition method and prior periods have not been restated. Upon implementation, the Company recognized initial operating lease right-of-use assets of $110,003 and operating lease liabilities of $107,678. Due to the simplistic nature of the Company’s leases, no retained earnings adjustment was required. See Note 9 for further details.

Deferred Financing Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Offering costs of $98,198 consisting principally of legal and professional fees have been recorded as an asset as of May 31, 2020, these amounts will be charged to additional paid in capital upon the completion of the Company’s ongoing Public Offering.

Basic Income (Loss) per share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings or loss per common share is calculated by dividing net income or loss available to common stockholders by the diluted weighted-average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist primarily of warrants, outstanding options, and shares into which the convertible notes are convertible.

When the Company records a loss from operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per common share.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), followed by other related ASUs that provided targeted improvements and additional practical expedient options (collectively “ASC 842”). ASC 842 requires lessees to recognize right-of-use (“ROU”) assets and lease payment liabilities on the balance sheet for leases representing the Company’s right to use the underlying assets over the lease term. Each lease that is recognized on the balance sheet is classified as either finance or operating, with such classification affecting the pattern and classification of expense recognition in the Statements of Operations and presentation within the Statements of Cash Flows.

The Company adopted ASC 842 on January 1, 2019 using the modified retrospective method. The Company elected as part of its adoption to also use the optional transition methodology whereby previously reported periods continue to be reported in accordance with historical accounting guidance for leases that were in effect for those prior periods. Policy elections and practical expedients that the Company has implemented as part of adopting ASC 842 include (a) excluding from the balance sheet leases with terms that are less than or equal to one year, (b) for all existing asset classes that contain both lease and non-lease components, combining these components together and accounting for them as a single lease component, (c) the package of practical expedients, which among other things, allows the Company to avoid reassessing contracts that commenced prior to adoption that were properly evaluated under legacy GAAP, and (d) excluding land easements, which were not accounted for under the previous leasing guidance, that existed or expired before adoption of ASC 842. The scope of ASC 842 does not apply to leases used in the exploration for minerals or use thereof, including oil, natural gas and natural gas liquids.

The Company’s adoption of ASC 842 resulted in an increase in other assets, accounts payable and accrued liabilities, and other liabilities line items on the accompanying Consolidated Balance Sheets as a result of the additional ROU assets and related lease liabilities. Upon adoption on January 1, 2019, the Company recognized approximately $0.5 million in ROU assets and liabilities for its operating leases. There was no cumulative effect to accumulated deficit upon the adoption of this guidance.

Going Concern, Liquidity and Management’s Plan

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company has an accumulated deficit as of May 31, 2020, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the of the date that the financial statements are issued.

The Company’s cash position may not be sufficient to support the Company’s daily operations. Management plans to raise additional funds by way of a private or ongoing public offering. While the Company believes in the viability of its strategy and its ability to generate sufficient revenue and to raise additional funds, there can be no assurances to that effect. Should the Company fail to raise additional capital, it may be compelled to reduce the scope of its planned future business activities.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers had been closed effective April 1, 2020. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us. As of May 31, 2020, some of our franchised gaming centers have begun to re-open.

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

The measures taken to date impacted the Company’s business for the fiscal fourth quarter and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

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

The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Public Units to cover any over-allotment, at the initial public offering price less any underwriting discounts and commissions. On September 13, 2017, the underwriters purchased 200,000 additional Public Units for gross proceeds of $2,000,000, less commissions of $110,000, of which $70,000 are deferred.

The Company issued Maxim Group LLC (“Maxim”), as compensation for the Initial Public Offering, an aggregate of 52,000 shares, including 2,000 shares issued in connection with the partial exercise of the over-allotment option. The Company accounted for the fair value of these shares as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity.

Settlement Agreement

On November 20, 2018, the Company entered into a settlement and release agreement (“Settlement Agreement”) with Maxim. Pursuant to the Settlement Agreement, the Company made a cash payment of $20,000 to Maxim and issued the Note in favor of Maxim in order to settle the payment obligations of the Company under the underwriting agreement dated August 16, 2017, by and between the Company and Maxim. The Company also agreed to remove the restrictive legends on an aggregate of 52,000 shares of its common stock held by Maxim and its affiliate. See “Note Payable” under Note 8 below.

Unit Purchase Option

At the time of the closing of the Initial Public Offering, the Company sold to Maxim, for an aggregate of $100, an option (the “UPO”) to purchase 250,000 Units (which increased to 260,000 units upon the partial exercise of the underwriters’ over-allotment option). The Company has accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this UPO is approximately $743,600 (or $2.86 per Unit) using the Black-Scholes option-pricing model. The fair value of the UPO is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.73% and (3) expected life of five years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying Warrants and Rights, and the market price of the Units and underlying shares of common stock) to exercise the UPO without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the UPO or the Warrants or Rights underlying the UPO. The holder of the UPO will not be entitled to exercise the UPO or the Warrants or Rights underlying the UPO unless a registration statement covering the securities underlying the UPO is effective or an exemption from registration is available. If the holder is unable to exercise the UPO or underlying Warrants or Rights, the UPO, Warrants or Rights, as applicable, will expire worthless.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

On September 13, 2017, the Sponsor purchased 7,000 additional Private Units for gross proceeds of $70,000 upon the partial exercise of the over-allotment option.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant, and equipment—at cost, less accumulated depreciation:

May 31, 2020
Leasehold improvements	52,189
Property and equipment	243,314

Total cost	295,503

Less accumulated depreciation	(62,770)

Net, property plant and equipment	$232,733

Depreciation expense for the years ended May 31, 2020, and 2019 was $57,473 and $5,297, respectively.

NOTE 5 - INTANGIBLE ASSETS

The following tables set forth the intangible assets, including accumulated amortization at May 31, 2020:

	May 31, 2020
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Non-Competes	4.50 years	$1,023,118	$289,884	$733,234
Trademarks	Indefinite	866,000	-	866,000
Customer Contracts	10 years	546,000	5,443	540,557
Internet domain	2.50 years	3,000	1,417	1,583
		$2,438,118	$296,744	$2,141,374

The following table sets forth the future amortization of the Company’s intangible assets at May 31, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total
Non-Competes	$204,624	$204,624	$204,624	$119,362	$-	$-	$733,234
Customer contracts	54,600	54,600	54,600	54,600	54,600	267,557	540,557
Internet domain	1,000	583	-	-	-	-	1,583
Total	$260,224	$259,807	$259,224	$173,962	$54,600	$267,557	$1,275,374

Amortization expense for the years ended May 31, 2020, and 2019 was $211,067 and $85,677, respectively.

Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of Simplicity Esports LLC and PLAYlive Nation Inc. The composition of the goodwill balance, is as follows:

	Fiscal Year Ended May 31, 2020	Fiscal Year Ended May 31, 2019

Simplicity Esports LLC	$4,456,250	$4,456,250
PLAYlive Nation Inc.	698,891	-
Total Goodwill	$5,155,141	$4,456,250

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

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

The following table summarizes the estimated fair value of The Simplicity Esports, LLC assets acquired, and liabilities assumed at the date of acquisition:

Cash	76,000
Internet Domain	3,000
Trade names and trademarks	588,000
Non-Competes	1,023,118
Accounts payable and accrued liabilities	(56,000)
Goodwill	4,455,882
Total	$6,090,000

Revenue and net loss included in the year ended May 31, 2020, consolidated financial statements attributable to Simplicity Esports, LLC is approximately $38,000 and $400,000, respectively.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

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

The following table summarizes the estimated fair value of the PLAYlive assets acquired and liabilities assumed at the date of acquisition:

Cash	26,000
Property, plant and equipment	10,000
Net deferred revenue	(115,000)
Customer relationships
Accounts payable and accrued liabilities	(4,000)
Goodwill	699,000
Trademarks	278,000
Customer contracts	546,000
Total	$1,440,000

Revenue and net loss included in the year ended May 31, 2020, consolidated financial statements attributable to PLAYlive is approximately $442,000 and $72,000, respectively.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

NOTE 7 — RELATED PARTY TRANSACTIONS

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

Kaplan Promissory Note

On May 12, 2020 (the “Issue Date”), the Company issued a promissory note (the “Kaplan Note”) in the principal sum of $90,000 in favor of Jed Kaplan, the Company’s Chief Executive Officer, interim Chief Financial Officer, member of the Company’s Board of Directors and greater than 5% stockholder of the Company. The Kaplan Note matures on the first business day following the 150-day anniversary of the Issue Date (the “Maturity Date”). The Company will use the proceeds of the Kaplan Note to fund the operations of Simplicity One Brasil Ltda, the Company’s majority owned subsidiary (“Simplicity Brasil”). As of May 31, 2020, advances under the terms of this note were $64,728 (Note 8).

Equity Sales

On May 7, 2020, we authorized the sale of 22,936 shares of our restricted Common Stock at $1.09 per share to William H. Herrmann, Jr. a member of our board of directors for $25,000 (Note 10).

The Company maintains its cash balance at a financial services company that is owned by an officer of the Company.

Sponsor Fees

The Company agreed, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. For the three months ended November 30, 2018, the Company paid $30,080 which is presented as general and administrative expense on the accompanying statement of operations. In December 2018, this monthly administrative service fee agreement was terminated.

The Company maintains its cash balance at a financial services company that is owned by an officer of the Company.

NOTE 8 – DEBT

The table below presents outstanding debt instruments as of May 31:

	2020	2019
Sponsor loan	$-	$93,761
10% Fixed Convertible Promissory Note	152,500	-
Less Discount	(25,180)	-
Related Party Note	64,728	-
Convertible Note Payable	1,000,000	1,000,000

Total	$1,192,048	$1,093,761

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

Sponsor Loan

The Sponsor loaned the Company $201,707 in the aggregate, to be used for a portion of the expenses of the Initial Public Offering and working capital purposes. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2017 or the closing of the Initial Public Offering. As of May 31, 2020, and 2019, the balance of the Sponsor loan was $0 and $93,761, respectively.

10% Fixed Convertible Promissory Note

On April 29, 2020 (the “Effective Date”), the Company issued a 10% Fixed Convertible Promissory Note (the “Harbor Gates Note”), with a maturity date of October 29, 2020 (the “Maturity Date”), in the principal sum of $152,000 in favor of Harbor Gates Capital, LLC (“Harbor Gates”). Pursuant to the terms of the Harbor Gates Note, the Company agreed to pay to Harbor Gates $152,500 (the “Principal Sum”) and to pay “guaranteed” interest on the principal balance at an amount equivalent to 10% of the Principal Sum, to the extent such Principal Sum and “guaranteed” interest and any other interest, fees, liquidated damages and/or items due to Harbor Gates have not been repaid or converted into Company common stock in accordance with the terms of the Harbor Gates Note. The Harbor Gates Note carries an original issue discount (“OID”) of $2,500. Accordingly, on the Effective Date, Harbor Gates delivered $150,000 to the Company in exchange for the Harbor Gates Note.

In addition to the “guaranteed” interest, and upon the occurrence of an Event of Default (as hereinafter defined), additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 20% per annum or the highest rate permitted by law.

The Company may prepay the Harbor Gates Note according to the following schedule:

Days Since Effective Date	Payment Amount
Under 30	115% of Principal Amount (as hereinafter defined) so paid
31-60	120% of Principal Amount so paid
61-90	125% of Principal Amount so paid
91-180	135% of Principal Amount so paid

135% of the remaining unpaid and unconverted Principal Amount, plus all accrued and unpaid interest will be due and payable on the Maturity Date. “Principal Amount” refers to the sum of (i) the original principal amount of the Harbor Gates Note (including the OID, prorated if the Harbor Gates Note has not been funded in full); (ii) all guaranteed and other accrued but unpaid interest under the Harbor Gates Note; (iii) any fees due under the Harbor Gates Notes; (iv) liquidated damages; and (v) any default payments owing under the Harbor Gates Note, in each case previously paid or added to the Principal Amount.

Pursuant to the terms of the Harbor Gates Note, the Company agreed to issue Harbor Gates shares of Company common stock in two tranches as follows:

(i)	10,000 shares of common stock within three trading days of the Effective Date; and
(ii)	In the event the average of the three volume weighted average prices for the Company’s common stock during the three consecutive trading days immediately preceding the date which is the 180th day following the Effective Date is less than $1.00 per share, then Harbor Gates will be entitled, and the Company will issue to Harbor Gates additional shares of common stock as set forth in the Harbor Gates Note.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

If an Event of Default (as defined in the Promissory Note) occurs, the outstanding Principal Amount of the Harbor Gates Note owing in respect thereof through the date of acceleration, shall become, at Harbor Gates’ election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means 35% of the outstanding Principal Amount of the Harbor Gates Note will be automatically added to the Principal Sum of the Harbor Gates Note and tack back to the Effective Date for purposes of Rule 144 promulgated under the 1934 Act. Commencing five days after the occurrence of any Event of Default that results in the eventual acceleration of the Harbor Gates Note, the Harbor Gates Note will accrue additional interest, in addition to the Harbor Gates Note’s “guaranteed” interest, at a rate equal to the lesser of 20% per annum or the maximum rate permitted under applicable law.

If the Harbor Gates Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained in the Harbor Gates Note, Harbor Gates has the right, at Harbor Gates’ sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under the Harbor Gates Note into shares of the Company’s common stock at the Variable Conversion Price. The “Variable Conversion Price” will be equal to the lower of: (a) $1.00, or (b) 70% of the lowest volume weighted average price of the Company’s common stock during the 15 consecutive trading days prior to the date on Harbor Gates elects to convert all or part of the Harbor Gates Note. The Company intends to prepay the Harbor Gates Note in accordance with its terms so that no amount under the Harbor Gates Note is converted into shares of the Company’s common stock.

This note along with guaranteed interest of $15,000 was repaid on July 2, 2020.

Kaplan Promissory Note

On May 12, 2020 (the “Issue Date”), the Company issued a promissory note (the “Kaplan Note”) in the principal sum of $90,000 in favor of Jed Kaplan, the Company’s Chief Executive Officer, interim Chief Financial Officer, member of the Company’s Board of Directors and greater than 5% stockholder of the Company. The Kaplan Note matures on the first business day following the 150-day anniversary of the Issue Date (the “Maturity Date”). The Company will use the proceeds of the Kaplan Note to fund the operations of Simplicity One Brasil Ltda, the Company’s majority owned subsidiary (“Simplicity Brasil”).

Pursuant to the terms of the Kaplan Note, the Company agreed to pay to Mr. Kaplan the lesser of (i) the principal sum of $90,000 (the “Maximum Commitment”), or (ii) the aggregate principal amount of all direct advances of the proceeds of the Kaplan Note (each, an “Advance”), together with any interest thereon, and any and all other amounts which may be due and payable thereunder from time to time.

Subject to the terms of the Kaplan Note, Mr. Kaplan agreed to make one direct Advance to and for the benefit of the Company on the Issue Date in the amount of $45,000, and one additional Advance to and for the benefit of the Company at such time as the Company may request during the two month period following the Issue Date. The total of the aggregate principal balance of all Advances (collectively referred to herein as the “Principal Amount”) outstanding at any time shall not exceed the Maximum Commitment. Advances made by Mr. Kaplan to the Company under the Kaplan Note which have been repaid may not be borrowed again.

Prior to the Maturity Date or an Event of Default (as hereinafter defined), the Principal Amount outstanding under the Kaplan Note will bear interest at a rate of 3% (the “Interest Rate”). From and after the Maturity Date or upon and during the continuance of an Event of Default, interest will accrue on the unpaid Principal Amount during any such period at an annual rate (the “Default Rate”) equal to 10% plus the Interest Rate; provided, however, that in no event will the Default Rate exceed the maximum rate permitted by law.

The Company may prepay the Kaplan Note, in whole or in part, without a prepayment penalty, at any time provided that an Event of Default has not then occurred.

As of May 31, 2020, advances under the terms of this note were $64,728.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

Note Payable

On November 20, 2018, the Company paid its underwriter $20,000 and issued its underwriter a secured demand promissory note (the “Note”) in the amount of $1,800,000. The Note accrued interest at 8% per annum from the date of the Note through and including May 20, 2019, 12% per annum from and including May 21, 2019, through and including August 20, 2019, and 15% per annum from and including August 21, 2019, through and including November 20, 2019. If a late payment had occurred and continued, the interest rate would have increased to 12% per annum from the date of the Note through and including August 20, 2019 and 18% per annum from after August 21, 2019. If a late payment had remained outstanding for over 48 hours, Maxim could have required the Company to redeem all or any part of the Note at a redemption price equal to 125% of the Alternate Payment Amount.

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

Prior to conversion, the Series A-1 Note bore interest at 2.67% per annum, was payable quarterly and had a maturity date of the earlier of the closing date of the Acquisition (as defined below) or June 20, 2020 (the “Maturity Date”). The Company was permitted to pay the interest in cash or at its sole discretion, in shares of its common stock or a combination of cash and common stock. However, the Company could only pay the interest in shares of its common stock if (i) all the equity conditions specified in the note (“Equity Conditions”) had been met (unless waived by the Holder in writing) during the 20 trading days immediately prior to the interest payment date (“Interest Notice Period”), (ii) the Company had provided proper notice pursuant to the terms of the note and (iii) the Company had delivered to the Holder’s account certain number of shares of its common stock to be applied against such interest payment prior to (but no more than five trading days before) the Interest Notice Period.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

The Series A-1 Note was convertible into shares of the Company’s common stock (“Conversion Shares”) at an initial conversion price of $1.93 per share, subject to adjustment for any stock dividends and splits, rights offerings, distributions, combinations or similar transactions. Upon the closing of the Acquisition, the conversion price was automatically adjusted to equal the arithmetic average of the volume weighted average price (“VWAP”) of the Company’s common stock in the five trading days prior to the closing date of the Acquisition. The Holder was permitted to convert the Series A-1 Note at any time, in whole or in part, provided that upon receipt of a notice of conversion from the Holder, the Company had the right to repay all or any portion of the Series A-1 Note included in the notice of conversion.

Additionally, the Series A-1 Note would have automatically converted into shares of the Company’s common stock on the earlier of the Maturity Date or the closing date of the Acquisition provided that (i) no event of default then existed, and (ii) solely if such automatic conversion date was also the Maturity Date, each of the Equity Conditions had been met (unless waived in writing by the Holder) on each trading day during the 20 trading day period ending on the trading day immediately prior to the automatic conversation date.

At any time prior to the Maturity Date, the Company also had the right to elect to redeem some or all of the outstanding principal amount for cash in an amount (the “Optional Redemption Amount”) equal to the sum of (a) 100% of the then outstanding principal amount of the note, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the note (the “Optional Redemption”). The Company could only effect an Optional Redemption if each of the Equity Conditions had been met (unless waived in writing by the Holder) on each trading day during the period commencing on the date when the notice of the Optional Redemption was delivered to the date of the Optional Redemption and through and including the date payment of the Optional Redemption Amount was actually made in full.

Except as otherwise provided in the Series A-1 Note, including, without limitation, an Option Redemption, the Company could not prepay any portion of the principal amount of the note without the prior written consent of the Holder.

Pursuant to the terms of the Series A-1 Note, the Company was not permitted to convert any portion of the Series A-1 Note if doing so results in the Holder beneficially owning more than 4.99% of the outstanding common stock of the Company after giving effect to such conversion, provided that on 61 days’ prior written notice from the Holder to the Company, that percentage could increase to 9.99%. However, if there was an automatic conversion, and the conversion would result in the Company issuing a number of shares in excess of the beneficial ownership limitation, then any such shares in excess of the beneficial ownership limitation would be held in abeyance for the benefit of the Holder until such time or times, if ever, as its right thereto would not result in the Holder exceeding the beneficial ownership limitation, at which time or times the Holder would be issued such shares to the same extent as if there had been no such limitation.

The Series A-1 Note contained restrictive covenants which, among other things, restricted the Company’s ability to repay or repurchase any indebtedness, make distributions on or repurchase its common stock or enter into transactions with its affiliates.

The Series A-2 Note has terms substantially similar to those of the Series A-1 Note except that the Series A-2 Note has a maturity date of June 20, 2020, and an initial conversion price of $1.93, which will be automatically adjusted to the lower of (i) the conversion price then, in effect, and (ii) the greater of the arithmetic average of the VWAP of the Company’s common stock in the five trading days prior to the notice of conversion and $0.50.

As of December 31, 2018, upon the closing of the Acquisition, the Series A-1 Note automatically converted into 193,648 shares of the Company’s common stock, resulting in a remaining note payable balance as of May 31, 2020, and 2019 of $1,000,000 and $1,000,000 respectively.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

MAY 31, 2020

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

As all the existing leases subject to the new lease standard were previously classified as operating leases by the Company, they were similarly classified as operating leases under the new standard. The Company has determined that the identified operating leases did not contain non-lease components and require no further allocation of the total lease cost. Additionally, the agreements in place did not contain information to determine the rate implicit in the leases, so we used our incremental borrowing rate as the discount rate. Our weighted average discount rate is 10.4% and the weighted average remaining lease terms are 41 months.

As of May 31, 2020, operating lease right-of-use assets and liabilities arising from operating leases was $490,984 and $490,983, respectively. During the year ended May 31, 2020, the Company recorded operating lease expense of approximately $147,000.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of May 31, 2020.

2020	$174,728
2021	$141,278
2022	$145,832
2023	$127,900
2024	$84,017
Total Operating Lease Obligations	$673,755
Less: Amount representing interest	$(184,977)
Present Value of minimum lease payments	$488,778

Employment Agreements, Board Compensation and Bonuses

On July 29, 2020, the Company entered into a new employment agreement (the “Kaplan 2020 Agreement”) with Mr. Kaplan. Such employment agreement replaced the Kaplan 2018 Agreement. As a result, the Kaplan 2018 Agreement was terminated and is of no further force or effect. Pursuant to the terms of the Kaplan 2020 Agreement, the Company agreed to pay Mr. Kaplan a monthly base salary of $5,000; provided, however, that the parties agreed that such base salary will be deferred and will accumulate until the Company has sufficient cash available to make such payments, to be reasonably determined by the Board of Directors and Mr. Kaplan, at which time all accrued and unpaid base salary will be paid. In addition, Mr. Kaplan will receive an equity grant of 15,000 shares of common stock per month, which shares will be fully vested upon grant. Mr. Kaplan will also be eligible to receive a quarterly bonus in the form of cash or equity shares and will be entitled to participate in the Company’s employee benefit plans. In addition, if, during the term of the Kaplan 2020 Agreement, the Company’s shares are approved for listing on a U.S. national securities exchange, the Company will pay Mr. Kaplan a $50,000 cash bonus, to be paid upon such listing begin effective.

The term of the Kaplan 2020 Agreement is for an initial one-year term, which shall automatically renew for successive one-year terms unless either party provides 60 days’ advance written notice of its intention not to renew the Kaplan 2020 Agreement at the conclusion of the then applicable term. The term of the Kaplan 2020 Agreement may be terminated by the Company with or without cause or by Mr. Kaplan with or without good reason, as such terms are defined therein.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

On July 29, 2020, the Board of Directors approved for Mr. Kaplan a $75,000 cash bonus and authorized the issuance of 250,000 shares of the Company’s common stock both related to his performance during the fiscal year ended May 31, 2020. As of May 31, 2020, the Company has accrued $75,000 related to Mr. Kaplans cash bonus and $216,625 related to the Common Shares to be issued to Mr. Kaplan.

On July 29, 2020, the Company entered into a new employment agreement (the “Franklin 2020 Agreement”) with Mr. Franklin. Such employment agreement replaced the Franklin 2018 Agreement. As a result, the Franklin 2018 Agreement was terminated and is of no further force or effect. Pursuant to the terms of the Franklin 2020 Agreement, the Company agreed to pay Mr. Franklin a monthly base salary of $12,500; provided, however, that the parties agreed that such base salary will be deferred and will accumulate until the Company has sufficient cash available to make such payments, to be reasonably determined by the Board of Directors and Mr. Franklin, at which time all accrued and unpaid base salary will be paid. In addition, Mr. Franklin will receive an equity grant of 6,250 shares of common stock per month, which shares will be fully vested upon grant. Mr. Franklin will also be eligible to receive a quarterly bonus in the form of cash or equity shares and will be entitled to participate in the Company’s employee benefit plans. In addition, if, during the term of the Franklin 2020 Agreement, the Company’s shares are approved for listing on a U.S. national securities exchange, the Company will pay Mr. Franklin a $50,000 cash bonus, to be paid upon such listing begin effective.

On July 29, 2020, the Board of Directors approved for Mr. Franklin a $75,000 cash bonus and authorized the issuance of 250,000 fully vested shares of the Company’s common stock both related to his performance during the fiscal year ended May 31, 2020. As of May 31, 2020, the Company has accrued $75,000 related to Mr. Franklins cash bonus and $216,625 related to the Common Shares to be issued to Mr. Franklin.

On July 29, 2020, the Board of Directors approved the issuance of 192,000 shares of common stock to an employee and the Directors of the Company for services provided during the fiscal year ended May 31, 2020. As of May 31, 2020, the Company has accrued $166,675 related to the authorized issuance of these shares.

Litigation

On August 5, 2020, a lawsuit styled Duncan Wood v. PLAYlive Nation, Inc. and Simplicity eSports and Gaming Company (Case No. 20-1043) was filed in the U.S. District Court for the District of Delaware. The complaint alleges unlawful failure to make timely and reasonable payment of wages, breach of contract, breach of the duty of good faith and fair dealing and unjust enrichment. The plaintiff seeks monetary damages for compensation alleged to be owed, treble damages, interest on all wage compensation, reasonable attorneys’ fees and other relief as the Court deems just and proper. Defendants’ responsive pleading is not yet due and has not been filed. The litigation is in its initial stages and the Company is unable to reasonably predict its potential outcome. The Company, however, believes that the lawsuit is without merit and intends to vigorously defend the claims.

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At May 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the shares of the Company’s common stock are entitled to one vote for each share. At May 31, 2020, and May 31, 2019, there were 7,988,975 and 7,003,975 shares of common stock issued and outstanding respectively.

2020 Transactions

On July 30, 2019, in connection with the PLAYlive Merger, the Company issued 750,000 shares of the Company’s common stock as Merger Consideration (Note 6).

On September 16, 2019, pursuant to a Restricted Award, the Company authorized the grant to Jed Kaplan, our Chief Financial Executive Officer and Interim Chief Financial Officer and a member of our board of directors, of 70,000 shares of our restricted Common Stock. As of May 31, 2020, these shares have been issued.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

On September 16, 2019, pursuant to a Restricted Award, the Company authorized the grant to Roman Franklin, our President and a member of our board of directors, of 21,000 shares of our restricted Common Stock. As of May 31, 2020, these shares have been issued.

On September 16, 2019, pursuant to a Restricted Award, the Company authorized the grant to Steven Grossman, our Corporate Secretary, of 14,000 shares of our restricted Common Stock. As of May 31, 2020, these shares have been issued.

On March 11, 2020, in connection with the execution of the Common Stock Purchase Agreement with Triton Funds, LP, the Company issued 5,000 shares of our restricted Common Stock at $1.18 per share to Triton Funds, LP as a donation.

On April 9, 2020, the Company delivered a Purchase Notice to Triton Funds, LP pursuant to the terms of the Common Stock Purchase Agreement requiring Triton Funds, LP to acquire 125,000 shares of our restricted Common Stock at a price of $0.70 per share. In accordance therewith, we issued 125,000 shares of our Common Stock to Triton Funds, LP, which rendered $87,700 in proceeds to the Company.

On May 4, 2020, pursuant to the terms of that certain 10% Fixed Convertible Promissory Note dated April 29, 2020 in the principal amount of $152,500 issued by the Company in favor of Harbor Gates Capital, LLC, the Company issued 10,000 shares of our restricted Common Stock, issued at $0.99 per share, to Harbor Gates Capital, LLC as additional consideration for the purchase of such note. As of May 31, 2020, these shares were not issued. As of August 31, 2020, these shares have been issued.

On May 7, 2020, the Company authorized the sale of 22,936 shares of our restricted Common Stock, at a price of $1.09 per share, to William H. Herrmann, Jr. a member of our board of directors, for an aggregate purchase price of $25,000. As of May 31, 2020, and August 31, 2020, such shares have not been issued.

Subsequent to May 31, 2020, on June 4, 2020, the Company authorized the issuance of 85,905 shares of common stock in connection with the conversion of $100,000 in principal of a convertible note payable. As of May 31, 2020 and August 31, 2020, these shares have been issued.

Subsequent to May 31, 2020, on June 15, 2020, we issued 25,000 shares of common stock in satisfaction of an outstanding balance owed to a vendor.

Subsequent to May 31, 2020, on June 18, 2020, pursuant to the terms of that certain Securities Purchase Agreement between the Company and an accredited investor, pursuant to which the Company issued a 12% self-amortization promissory note (described elsewhere herein) in the principal amount of $550,000, the Company issued 55,000 shares of the Company’s common stock to such accredited investor as additional consideration for the purchase of such note.

Subsequent to May 31, 2020, on June 29, 2020, the Company acquired the assets of one of its top performing franchisee owned esports gaming centers on Fort Bliss U.S. Military base in El Paso, TX. In connection with the acquisition the Company authorized the issuance of 150,000 restricted shares As of August 31, 2020 such shares have not been issued.

Subsequent to May 31, 2020, on July 29, 2020, the Company authorized the grant to Mr. Kaplan of 300,000 shares of common stock. As of August 31, 2020, such shares have not been issued.

Subsequent to May 31, 2020, on July 29, 2020, the Company authorized the grant to Mr. Franklin of 265,000 shares of common stock. As of August 31, 2020, such shares have not been issued.

Subsequent to May 31, 2020, on July 29, 2020, the Company authorized the grant of 192,000 shares of common stock to an employee and the Directors of the Company as of August 31, 2020 such shares have not been issued.

Subsequent to May 31, 2020, on July 31, 2020, the Company entered into a marketing agreement whereby we agreed to issue 27,778 shares of common stock. As of August 31, 2020, such shares have not been issued.

Subsequent to May 31, 2020, on August 7, 2020, pursuant to the terms of that certain Securities Purchase Agreement between the Company and an accredited investor pursuant to which we issued a 12% self-amortization promissory note (described elsewhere herein) in the principal amount of 333,333, the Company authorized the grant of 33,333 shares of common stock. As of August 31, 2020, such shares have been issued.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

Private Placement

Beginning in February of 2019 and closing in May of 2019, the Company sold units in connection with a private offering by the Company to raise working capital of up to $2,000,000 (the “Offering Amount”) through the sale to accredited investors only of up to up to 1,000,000 “Units” of the Company’s securities, at a purchase price of $2.00 per Unit, with each Unit consisting of (i) one share of common stock, par value $0.0001 per share of the Company (the “Common Stock”) and (ii) a warrant to purchase one share of Common Stock, exercisable at a price of $4.00 per share, exercisable at any time within five years of issuance (each, a “Warrant”) as provided for in the Company’s Term Sheet for Unit Offering dated February 6, 2019 (the “Term Sheet”).

The Company sold 962,500 units for gross proceeds of $1,925,000.

Stock Based Compensation

On March 27, 2019, the Company issued 180,000 shares of common stock at $0.60 per share to 3 employees of the Company. The shares were issued in conjunction with their employment agreements. During the fiscal year ended May 31, 2020 105,000 shares vested ratably through December 31, 2019. As of May 31, 2020, all 180,000 shares have vested.

On July 29, 2020, the Company authorized the issuance of 67,000 shares of common stock at $1.02 per share to 3 employees of the Company. The shares were issued in conjunction with their employment agreements and vested ratably through May 31, 2020.

On July 29, 2020, the Company authorized the issuance of 690,000 shares of common stock at $0.87 per share to the Executive Officers, an employee of the Company and the Members of the Company’s Board of Directors. The shares have all vested as of May 31, 2020.

In connection with these issuances the Company recorded share-based compensation expense of $669,215. At May 31, 2020, the Company has no unrecognized share-based compensation.

Warrants

For the year ended May 31, 2020, there was no activity with respect to warrants.

For the year ended May 31, 2019, the Company issued 5,461,500 warrants in conjunction with its Initial Public Offerings. These warrants are exercisable for five years from November 20, 2018, the date of the initial business combination and have an exercise price equal to $11.50.

For the year ended May 31, 2019, the Company issued 962,500 warrants in conjunction with the above-mentioned private placement. These warrants are exercisable for 5 years and have an exercise price of $4.00.

A summary of the status of the Company’s outstanding stock warrants for the years ended May 31, 2020 and 2019 is as follows:

	Number of Shares	Average Exercise Price	Expiration Date
Outstanding – May 31, 2018	5,461,500	$11.50	Nov 2023
Granted – May 31, 2019	962,500	4.00	May 2024
Outstanding – May 31, 2019	6,424,000	10.38

Outstanding – May 31, 2020	6,424.000	$10.38
Warrants exercisable at May 31, 2020	6,424,000

NOTE 11 - INCOME TAXES

For the year ended May 31, 2020 and 2019, the income tax provisions for current taxes were $0.

Deferred income taxes reflect the net tax effects of permanent and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences that result in deferred tax assets and liabilities are the results of carry forward tax losses, amortization and impairment expense.

The components of the net deferred tax assets for the year ended May 31, 2020 and 2019 are as follows:

	Year ended May 31, 2020	Year ended May 31, 2019
Net Operating Loss	$770,000	$364,000
Impairment of cost method investment	-	38,000
Gross deferred tax asset	770,000	402,000
Less: Valuation allowance	(825,000)	(381,000)
Net deferred tax asset	$55,000	$21,000
Deferred tax liabilities:
Amortization of intangible assets	(55,000)	(21,000)
Net deferred assets/liabilities	-	-

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a valuation allowance, in an amount equal to gross deferred tax assets less deferred tax liabilities. For the year ended May 31, 2020, the change in the valuation allowance was $444,000.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2020

The table below summarizes the reconciliation of our income tax provision computed at the federal statutory rate of 21% for the years ended May 31, 2020 and 2019 and the actual tax provisions for the year ended May 31, 2020 and 2019.

	2020	2019

Expected provision (benefit) at statutory rate	(21.0)%	(21.0)%
State taxes, net of federal tax benefit	(4.4)%	(4.4)%
Change in federal rate	-%	-%
Permanent differences-stock based compensation	15.0	15.0
Increase in valuation allowance	10.4%	10.4%
Total provision (benefit) for income taxes	0.0%	0.0%

At May 31, 2020 and May 31, 2019, the Company had Federal net operating loss carry forwards of approximately $3,029,000 and $1,474,000, respectively. The net operating loss of approximately $3,029,000 can be carried forward indefinitely subject to annual usage limitations. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 12 — SEGMENT AND RELATED INFORMATION

Historically, the Company had one operating segment. However, with the acquisition of PLAYlive and the opening of two Company-owned retail stores, the Company’s operations are now managed through three operating segments: Franchise royalties and license fees, Company-owned stores and Esports revenue. These three operating segments and corporate are presented below as its reportable segments.

Summarized financial information concerning our reportable segments for the year ended May 31, 2020 is shown in the following table:

	Revenues	Net Income (loss)	Depreciation and Amortization	Capital Expenditures	Goodwill	Total Assets

Franchise royalties and fees	$523,000	$(124,000)	$-	$-	$699,000	$1,610,000
Company-owned stores	174,000	(330,000)	54,000	142,000	-	1,124,000
Esports revenue	165,000	(345,000)	215,000	9,000	4,456,000	5,750,000
Corporate	-	(1,856,000)	-	-	-	108,000
Total	$862,000	$(2,655,000)	$269,000	$151,000	$5,155,000	$8,592,000

NOTE 13 — SUBSEQUENT EVENTS

Self-Amortization Promissory Note

On June 18, 2020 (the “Issue Date”), Simplicity Esports and Gaming Company, a Delaware corporation (the “Company”), entered into a securities purchase agreement (the “SPA”) with an accredited investor (the “Holder”), pursuant to which the Company issued a 12% self-amortization promissory note (the “Amortization Note”) with a maturity date of June 18, 2021 (the “Maturity Date”), in the principal sum of $550,000. Pursuant to the terms of the Amortization Note, the Company agreed to pay to $550,000 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum. The Amortization Note carries an original issue discount (“OID”) of $55,000. Accordingly, on the Closing Date (as defined in the SPA), the Holder paid the purchase price of $495,000 in exchange for the Amortization Note. In addition, pursuant to the terms of the SPA, the Company agreed to issue 55,000 shares of the Company’s common stock to the Holder as additional consideration.

The Company may prepay the Amortization Note at any time prior to the date that an Event of Default (as defined in the Amortization Note) (each an “Event of Default”) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium). The Amortization Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Amortization Note or SPA.

On various dates subsequent to May 31, 2020, Jed Kaplan our Chief Executive Officer and Interim Chief Financial Officer funded $25,272 pursuant to the Kaplan Promissory Note. With the contributions subsequent to May 31, 2020, the principal balances outstanding and due Mr. Kaplan amount to $90,000 (Note 8). The promissory note was subsequently converted into 20% of the common equity of Simplicity One Brasil, LTD by SEGC and Mr. Kaplan.

On April 10, 2020, the Company filed a Registration Statement on Form S-1 relating to the Company’s offering of units. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock. On July 2, 2020, the Company filed Amendment No. 1 to its Registration Statement on Form S-1. The registration statement is not yet effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

On June 23, 2020, the Company’s stockholders approved an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of the Company’s outstanding shares of common stock, at a ratio of no less than 1-for-2 and no more than 1-for-10, with such ratio to be determined by the sole discretion of the Board of Directors, with any fractional shares being rounded up to the next higher whole shares (the “Reverse Split”). The Board will implement the Reverse Split only upon a determination that the Reverse Split is in the best interests of the stockholders at that time. The Board will then select the ratio for the Reverse Split within the range approved by stockholders that the Board determines to be advisable and in the best interests of the stockholders, considering relevant market conditions at the time the Reverse Split is to be implemented. The Reverse Split may be delayed or abandoned without further action by the stockholders at any time prior to effectiveness of the Certificate of Amendment with the Delaware Secretary of State, notwithstanding stockholder adoption and approval of the Reverse Split amendment, if the Board, in its sole discretion, determines that it is in the best interests of the Company and its stockholders to delay or abandon the Reverse Split. If the Certificate of Amendment implementing the Reverse Split has not been filed with the Delaware Secretary of State on or before the date of the 2021 annual meeting of stockholders, the Board will be deemed to have abandoned the Reverse Split.

The board and shareholders of the Company approved the Simplicity Esports and Gaming Company 2020 Omnibus Incentive Plan (the “2020 Plan”) on April 22, 2020 and June 23, 2020, respectively. Under the 2020 Plan, 1,000,000 shares of common stock are authorized for issuance to employees, directors and independent contractors (except those performing services in connection with the offer or sale of the Company’s securities in a capital raising transaction, or promoting or maintaining a market for the Company’s securities) of the Company or its subsidiaries. The 2020 Plan authorizes equity-based and cash-based incentives for participants. There were 1,000,000 shares available for award at May 31, 2020 under the 2020 Plan.

On June 29, 2020, the Company acquired the assets of one of its top performing franchisee owned esports gaming centers on Fort Bliss U.S. Military base in El Paso, TX. Simplicity El Paso, LLC was created by SEGC and purchased the assets of the franchisee location for 150,000 shares of restricted Company common stock and $150,000 in cash.

On July 2, 2020, the Company repaid $152,500 and $15,000 in accrued interest in full satisfaction of the 10% Convertible Promissory Harbor Gates Note (Note 8).

On July 29, 2020, the Board of Directors of the Company approved the issuance of 757,000 shares of the Common Stock of the Company and $150,000 in cash as compensation for the year ended May 31, 2020. The shares were granted to Jed Kaplan the Company’s Chief Executive Officer and Interim Chief Financial Officer, Roman Franklin the Company’s President, the members of the Company’s Board of Directors as well as an employee of the Company (Note 8).

On July 29, 2020, The Company entered into employment agreements with Jed Kaplan the Company’s Chief Executive Officer and Interim Chief Financial Officer and Roman Franklin the Company’s President, the members of the Company’s Board of Directors as well as an employee of the Company (Note 8).

Self-Amortization Promissory Note

On August 7, 2020 (the “Issue Date”), the Company, entered into a securities purchase agreement (the “SPA”) with FirstFire Global Opportunities Fund, LLC, an accredited investor (the “Holder”), pursuant to which the Company issued a 12% self-amortization promissory note (the “Amortization Note”) with a maturity date of August 7, 2021 (the “Maturity Date”), in the principal sum of $333,333. Pursuant to the terms of the Amortization Note, the Company agreed to pay to $333,333 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum. The Amortization Note carries an original issue discount (“OID”) of $33,333. Accordingly, on the Closing Date (as defined in the SPA), the Holder paid the purchase price of $300,000 in exchange for the Amortization Note. In addition, pursuant to the terms of the SPA, the Company agreed to issue 33,333 shares of the Company’s common stock to the Holder as additional consideration.

Amendment of Certificate of Incorporation

On August 17, 2020, the Company amended its certificate of incorporation to increase the total number of authorized shares of the Company’s common stock from 20,000,000 to 36,000,000.

