Form 10-Q
period 2020-08-31
SIMPLICITY ESPORTS & GAMING Co
filed 2020-10-15
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

or

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

As of October 14, 2020, there were 9,329,190 shares of the Company’s common stock issued and outstanding.

SIMPLICITY ESPORTS AND GAMING COMPANY

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2020	May 31, 2020
	(UNAUDITED)
ASSETS

Current Assets
Cash and cash equivalents	$498,645	$160,208
Accounts receivable, net	122,175	127,653
Inventory	31,660	15,787
Prepaid expenses	22,675	5,588
Total Current Assets	675,155	309,236

Other Assets
Goodwill	5,180,141	5,155,141
Intangible assets, net	2,224,760	2,141,374
Deferred brokerage fees	144,698	149,223
Property and equipment	318,598	232,733
Right of use asset, operating lease	441,986	490,984
Security deposits	14,885	14,885
Deferred equity issuance costs	128,614	98,198
Total Other Assets	8,453,682	8,282,538

TOTAL ASSETS	$9,128,837	$8,591,774

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$116,178	$126,716
Accrued expenses	764,818	1,421,842
Convertible note payable	1,603,881	1,127,320
Note payable – related party	-	64,728
Operating lease obligation, current	136,630	151,867
Current portion of deferred revenues	3,795	3,795
Common stock payable	75,000	75,000
Total Current Liabilities	2,700,302	2,971,268

Operating lease obligation, net of current portion	305,355	339,116
Deferred revenues	358,304	365,718

Total Liabilities	3,363,961	3,676,102

Commitments and Contingencies – Note 6	-	-

Stockholders’ Equity
Preferred stock - $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.0001 par value; 36,000,000 shares authorized; 9,329,190 and 7,988,975 shares issued and outstanding as of August 31, 2020 and May 31, 2020, respectively	933	799
Additional paid-in capital	12,411,574	11,131,404
Accumulated deficit	(6,850,258)	(6,195,044)
Total Simplicity Esports and Gaming Company Stockholders’ Equity	5,562,249	4,937,159
Non-Controlling Interest	202,627	(21,487)
Total Stockholders’ Equity	5,764,876	4,915,672

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,128,837	$8,591,774

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	August 31, 2020	August 31, 2019

Revenue
Franchise royalties and license fees	$80,818	$46,738
Franchise termination revenue	6,465	-
Company-owned store sales	76,938	4,419
Esports revenue	36,380	23,336
Total Revenue	200,601	74,493

Cost of Goods Sold	(40,511)	-

Gross Profit	160,090	74,493

Operating Expenses
General and Administrative Expenses	(645,362)	(438,953)
Loss from Operations	(485,272)	(364,460)

Other (Expense) Income
Debt Forgiveness (Expense) Income	(12,135)	85,238
Interest Expense	(154,128)	(6,675)
Interest Income	7	2,504
Foreign exchange loss	(19,572)	-
Total Other (Expense) Income	(185,828)	81,067

Loss Before Provision for Income Taxes	(671,100)	(283,393)

Provision for Income Taxes	-	-

Net income attributable to noncontrolling interest	15,886	-

Net loss available to common shareholders	$(655,214)	$(283,393)

Basic and diluted net loss per share	$(0.08)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	8,595,266	7,264,845

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Non-Controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity

Balance - May 31, 2019	7,003,975	$700	$9,442,027	$-	$(3,574,806)	$5,867,921

Shares issued for PLAYlive Nation acquisition	750,000	75	1,439,925	-	-	1,440,000
Vesting of Common Shares	-	-	27,000	-	-	27,000
Net loss	-	-	-	-	(283,393)	(283,393)

Balance – August 31, 2019	7,753,975	$775	$10,908,952	$-	$(3,858,199)	$7,051,528

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-In	Non-Controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity

Balance - May 31, 2020	7,988,975	$799	$11,131,404	$(21,487)	$(6,195,044)	$4,915,672

Shares issued for cash	23,809	2	24,998	-	-	25,000
Shares issued in connection with conversion of note payable	85,905	9	99,991	-	-	100,000
Shares issued in connection with notes payable	98,333	10	102,207	-	-	102,217
Shares issued in connection with settlement of accounts payable and accrued liabilities	25,000	2	45,998	-	-	46,000
Shares issued in connection with franchise acquisition	150,000	15	164,985	-	-	165,000
Shares issued in connection with consulting agreement	27,778	3	22,775	-	-	22,778
Shares issued to directors, officers and employees as compensation	929,390	93	819,216	-	-	819,309
Non-controlling interest of original investment in subsidiaries	-	-	-	240,000	-	240,000
Net loss attributable to non-controlling interest	-	-	-	(15,886)	-	(15,866)
Net loss	-	-	-	-	(655,214)	(655,214)

Balance - August 31, 2020	9,329,190	$933	$12,411,574	$202,627	$(6,850,258)	$5,764,876

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	August 31, 2020	August 31, 2019

Cash flows from operating activities:
Net loss	$(671,101)	$(283,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	27,135	8,651
Amortization expense	66,614	51,406
Debt forgiveness income	-	(85,238)
Issuance of shares for services	150,095	27,000
Provision for uncollectible accounts	52,549	-
Changes in operating assets and liabilities:
Accounts receivable	5,478	(57,074)
Inventory	11,127	-
Prepaid expenses	(17,087)	-
Security deposits	-	(2,568)
Deferred brokerage fees	4,525	-
Deferred revenues	(7,414)	-
Accounts payable	(10,538)	6,004
Accrued expenses	185,620	(223,603)
Due from related party	-	(14,108)
Net cash (used in) operating activities	(202,997)	(572,923)

Cash flows from investing activities:
Cash purchased in acquisition	-	26,180
Lease liability net of lease asset	-	(776)
Purchase of property and equipment	-	(96,506)
Net cash used in investing activities	-	(71,102)

Cash flows from financing activities:
Proceeds from notes payable	748,150	-
Repayment of note payable	(201,300)	-
Deferred financing costs	(30,416)	-
Private placement funds received	25,000	50,000
Net cash provided by financing activities	541,434	50,000

Net change in cash	338,437	(594,025)

Cash - beginning of period	160,208	1,540,158

Cash - end of period	$498,645	$946,133

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$48,800	$-
Cash paid for income taxes	$-	$-
Supplemental Non-Cash Investing and Financing Information:
Common stock issued in franchise repurchase (Merchandise $14,500, FF&E $59,000, customer database $18,500, Goodwill $13,000, restrictive covenant $60,000)	$165,000	$-
Common stock issued in connection with acquisition	$-	$1,440,000
Common stock issued in connection with settlement of accounts payable	$46,000	$-
Common stock issued in connection with previously accrued compensation	$629,115	$-

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Simplicity Esports and Gaming Company F/K/A Smaaash Entertainment Inc. (the “Company,” “we,” or “our”), was organized as a blank check company organized under the laws of the State of Delaware on April 17, 2017. The Company was formed under the name I-AM Capital Acquisition Company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). On November 20, 2018, the Company changed its name from I-AM Capital Acquisition Company to Smaaash Entertainment Inc. On January 2, 2019, the Company changed its name from Smaaash Entertainment Inc. to Simplicity Esports and Gaming Company.

Through our wholly owned subsidiary, Simplicity Esports, LLC, acquired on January 2, 2019, the Company has begun to implement a unique approach to ensure the ultimate fan friendly esports experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community and we plan to use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry. Simplicity is an established brand in the Esports industry with an engaged fan base competing in popular games across different genres, including PUBG, Gears of War, Smite, Guns of Boom, and multiple EA Sports titles. Additionally, the Simplicity stream team encompasses a unique group of casters, influencers, and personalities, all of whom connect to Simplicity’s dedicated fan base. Simplicity also has begun to open and operate esports gaming centers that will provide the public an opportunity to experience and enjoy gaming and Esports in a social setting, regardless of skill or experience.

Through our wholly owned subsidiary, PLAYlive Nation, Inc. (“PLAYlive”), acquired on July 29, 2019, the Company has a network of franchised Gaming Centers. As August 31, 2020, approximately 41 locations were considered to be operational, in various states including Arizona, California, Idaho, Florida, Maryland, Michigan, Mississippi, Montana, Oregon, South Carolina, Texas, Utah and Washington. As of August 31, 2020, a number of these locations were unable to resume regular operations as the result of restrictions imposed by municipalities related to COVID-19 (Note 2). PLAYlive offers a video gaming lounge concept to qualified franchisees. PLAYlive currently offers single-unit location franchises, as well as agreements to develop multiple locations. This PLAYlive model is being interlaced with the esports gaming centers mentioned above to create the ultimate gaming center.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the condensed consolidated financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on August 31, 2020. The interim results for the three months ended August 31, 2020, are not necessarily indicative of the results to be expected for the year ending May 31, 2021 or for any future interim periods.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

Basis of Consolidation

The condensed consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, Simplicity Esports, LLC, PLAYlive Nation, Inc., and PLAYlive Nation Holdings, LLC, its 76% owned subsidiary Simplicity One Brasil Ltd, its 79% owned subsidiaries Simplicity Happy Valley, LLC and Simplicity Redmond, LLC, and its 51% owned subsidiary Simplicity El Paso, LLC.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheet.

Foreign Currencies

Revenue and expenses are translated at average rates of exchange prevailing during the year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

As of January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted the standard using the modified retrospective method and the adoption did not have a material impact on the Company’s consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

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

Company-owned Store Sales

The Company-owned stores principally generate revenue from retail esports gaming centers. Revenues from Company-owned stores are recognized when the products are delivered, or the service is provided.

Franchise Royalties and Fees

Franchise royalties are based on six percent of franchise store sales after a minimum level of sales occur and are recognized as sales occur. Any royalty reductions, including waivers or those offered as part of a new store development incentive or as incentive for other behaviors, are recognized at the same time as the related royalty, as they are not separately distinguishable from the full royalty rate. Franchise royalties are billed on, a monthly basis.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

Deferred costs include commissions paid to brokers related to the sale of specific new franchises which have not met revenue recognition criteria as of August 31, 2020. These costs are recognized in the same period as the initial franchise fee revenue is recognized.

Accounts Receivable

The Company estimates the allowance for doubtful accounts based on an analysis of specific customers (i.e. franchisees), taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable are written off against the allowance when management determines it is probable the receivable is worthless. Customer account balances with invoices dated over 90 days old are considered delinquent and considered in the allowance assessment. The Company performs credit evaluations of its customers and, generally, requires no collateral. Management has assessed accounts receivable and an allowance for doubtful accounts of approximately $105,000 has been recorded.

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

Intangible Assets and Impairment

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. These costs are included in intangible assets on our condensed consolidated balance sheet and amortized on a straight-line basis when placed into service over their estimated useful lives of the costs, which is 3 to 5 years.

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

Franchise Locations

Through PLAYlive, the Company’s wholly owned subsidiary, the Company has entered into franchise agreements with third parties. As of August 31, 2020, 41 locations were considered to be operational, in various states including Arizona, California, Idaho, Florida, Maryland, Michigan, Mississippi, Montana, Oregon, South Carolina, Texas, Utah and Washington. As of August 31, 2020, a number of these locations were unable to resume regular operations as a result of the restrictions imposed by municipalities related to COVID-19. In addition, we have five additional franchise locations that are currently in the final stages of preparation for opening.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02-Leases (Topic 842), which significantly amends the way companies are required to account for leases. Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company elected to adopt this update early as of January l, 2019 using the modified retrospective transition method and prior periods have not been restated. Upon implementation, the Company recognized an initial operating lease right-of-use asset of $110,003 and operating lease liability of $107,678. Due to the simplistic nature of the Company’s leases, no retained earnings adjustment was required. See Note 6 for further details.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

Recently Issued and Recently Adopted Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following is summary of recent accounting developments.

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

Going Concern, Liquidity and Management’s Plan

The Company’s unaudited condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the unaudited condensed consolidated financial statements, the Company has an accumulated deficit of approximately $6.9 million, a working capital deficit of approximately $2.0 million as of August 31, 2020, and a net loss of approximately $0.7 million for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the of the date that the unaudited financial statements are issued.

The Company has commenced operations and has begun to generate revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of private and/or public offerings. While the Company believes in the viability of its strategy and its ability to generate sufficient revenue and to raise additional funds, there can be no assurances to that effect. Should the Company fail to raise additional capital, it may be compelled to reduce the scope of its planned future business activities.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, to generate sufficient revenue and to raise additional funds by way of public and/or private offerings.

The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Gaming Centers as of May 1, 2020 and have since reopened three corporate and 23 franchised Simplicity Gaming Centers as of October 15, 2020. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. We have not written off as bad debt any accounts receivables attributable to franchisee minimum monthly royalty payments owed during the COVID-19 pandemic. However, we have recorded an allowance for doubtful accounts of approximately $105,000, as our collection efforts are ongoing. We have experienced an increase in our account receivables by approximately $32,000 and $14,000 during the quarters ended May 31, 2020 and August 31, 2020, respectively. Notwithstanding, it is unclear exactly how much of the increase in accounts receivables is attributable to the impact of COVID-19. For the months of July and August 2020, we have waived the minimum monthly royalty payment obligations for the months of July and August 2020 and are instead billing the franchisees a true-up of 6% of gross sales without a minimum.

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

The measures taken to date will impact the Company’s business for the fiscal quarters ended May 31, 2020 and August 31, 2020 and will potentially continue to impact the Company’s business. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant, and equipment—at cost, less accumulated depreciation:

	August 31, 2020	May 31, 2020

Leasehold improvements	$52,189	$52,189
Property and equipment	356,314	243,314
Total cost	408,503	295,503
Less accumulated depreciation	(89,905)	(62,770)
Net property plant and equipment	$318,598	$232,713

Depreciation expense for the three months ended August 31, 2020 and 2019 was $27,135 and $8,651, respectively.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

NOTE 4 — INTANGIBLE ASSETS

The following table sets forth the intangible assets, including accumulated amortization as of August 31, 2020:

	August 31, 2020
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Non-Competes	4 years	$1,023,118	$341,039	$682,079
Trademarks	Indefinite	866,000	-	866,000
Customer database	2 years	35,000	2,917	32,083
Restrictive covenant	2 years	115,000	9,583	105,417
Customer contracts	10 years	546,000	8,152	537,848
Internet domain	2 years	3,000	1,667	1,333
		$2,588,118	$363,358	$2,224,760

The following tables set forth the intangible assets, including accumulated amortization as of May 31, 2020:

	May 31, 2020
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Non-Competes	4.50 years	$1,023,118	$289,884	$733,234
Trademarks	Indefinite	866,000	-	866,000
Customer Contracts	10 years	546,000	5,443	540,557
Internet domain	2.50 years	3,000	1,417	1,583
		$2,438,118	$296,744	$2,141,374

The following table sets forth the future amortization of the Company’s intangible assets as of August 31, 2020 for the fiscal years ending May 31:

	2021	2022	2023	2024	2025	Thereafter	Total
Non-Competes	$153,468	$204,624	$204,624	$119,363	$-	$-	$682,079
Customer contracts	53,785	53,785	53,785	53,785	53,785	268,923	537,848
Restrictive covenant	43,125	57,500	4,792	-	-	-	105,417
Customer database	13,125	17,500	1,458	-	-	-	32,083
Internet domain	750	583	-	-	-	-	1,333
Total	$264,253	$333,992	$264,659	$173,148	$53,785	$268,923	$1,358,760

Amortization expense for the three months ended August 31, 2020 and 2019 was $66,614 and $51,406, respectively.

Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of Simplicity Esports LLC, PLAYlive Nation Inc. and Simplicity El Paso, LLC. The composition of the goodwill balance, is as follows:

	August 31, 2020	May 31, 2020

Simplicity Esports, LLC	$4,456,250	$4,456,250
Simplicity El Paso, LLC	25,000	-
PLAYlive Nation Inc.	698,891	698,891
Total Goodwill	$5,180,141	$5,155,141

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

NOTE 5 — ACQUISITIONS

The Simplicity One Acquisition

On January 14, 2020 the Company acquired a 90% interest in Simplicity One Brasil Ltda, for approximately $2,000. This interest was reduced during the three months ended August 31, 2020 as more fully described in Note 6.

Simplicity El Paso, LLC

On June 26, 2020, the Company through its wholly owned subsidiary, Simplicity El Paso, LLC acquired a 51% controlling interest in an existing franchise in exchange for 150,000 shares of common stock at $1.10 per share. The total purchase price for the acquisition was $315,000 of which $150,000 was paid in cash by the 49% minority interest owner, an unrelated third party, and $165,000 in common stock by the Company. This has been accounted for by the Company using the acquisition method under business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on the fair value. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. All fair value measurements of acquired assets and liabilities are non-recurring in nature and classified as level 3 on the fair value hierarchy.

The table below presents a provisional allocation of the gross $315,000 purchase price as of August 31, 2020

Merchandise	$27,000
Furniture, Fixtures and Equipment	113,000
Customer Database	35,000
Goodwill	25,000
Restrictive Covenant	115,000
Total value of acquisition	$315,000

NOTE 6 — RELATED PARTY TRANSACTIONS

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

As of May 31, 2020, advances under the terms of this note were $64,728. On various dates subsequent to May 31, 2020, Mr. Kaplan funded $25,272 pursuant to the Kaplan Promissory Note. With the contributions subsequent to May 31, 2020, the principal balances outstanding and due Mr. Kaplan amounted to $90,000. On June 22, 2020, Mr. Kaplan agreed to exchange the debt of the Kaplan Promissory Note with a principal balance of $90,000 in exchange for the Company assigning to Mr. Kaplan a 10% equity interest in Simplicity One Brasil, Ltda, a subsidiary of the Company.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

Equity Sales

Effective June 1, 2020, the Company issued 23,809 shares of our restricted Common Stock., sold effective May 7, 2020 at a price of $1.09 per share, to William H. Herrmann, Jr. a member of our board of directors, for an aggregate purchase price of $25,000.

The Company maintains its cash balance at a financial services company that is owned by an officer of the Company.

The Company maintains a portion of its cash balance at a financial services company that is owned by an officer of the Company.

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

The Company’s common stock and warrants are quoted on the OTCQB under the symbols “WINR” and “WINRW,” respectively.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

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

Operating Lease Right of Use Obligation

The Company adopted Topic 842 on January 1, 2019. The Company elected to adopt this standard using the optional modified retrospective transition method and recognized a cumulative-effect adjustment to the consolidated balance sheet on the date of adoption. Comparative periods have not been restated. With the adoption of Topic 842, the Company’s condensed consolidated balance sheet now contains the following line items: Operating lease right-of-use assets, Current portion of operating lease liabilities and Operating lease liabilities, net of current portion.

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

As of August 31, 2020, operating lease right-of-use assets and liabilities arising from operating leases was $441,986 and $441,985, respectively. During the year ended May 31, 2020, the Company recorded operating lease expense of approximately $56,000.

The following is a schedule showing the future minimum lease payments under operating leases by fiscal years and the present value of the minimum payments as of August 31, 2020.

2021	$126,395
2022	$147,278
2023	$151,832
2024	$133,900
2025	$90,017
Total Operating Lease Obligations	$649,422
Less: Amount representing interest	$(207,436)
Present Value of minimum lease payments	$441,986

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

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

On July 29, 2020, the Board of Directors approved for Mr. Kaplan a $75,000 cash bonus and authorized the issuance of 250,000 shares of the Company’s common stock both related to his performance during the fiscal year ended May 31, 2020. As of August 31, 2020, the Company has accrued $75,000 related to Mr. Kaplans cash bonus. During the three months ended August 31, 2020, the 250,000 shares of common stock valued at $216,625 were issued.

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

On July 29, 2020, the Board of Directors approved for Mr. Franklin a $75,000 cash bonus and authorized the issuance of 250,000 fully vested shares of the Company’s common stock both related to his performance during the fiscal year ended May 31, 2020. As of August 31, 2020, the Company has accrued $75,000 related to Mr. Franklins cash bonus and $216,625 related to the Common Shares to be issued to Mr. Franklin.

On July 29, 2020, the Board of Directors approved the issuance of 192,000 shares of common stock to an employee and the Directors of the Company for services provided during the fiscal year ended May 31, 2020.

Litigation

On August 5, 2020, a lawsuit styled Duncan Wood v. PLAYlive Nation, Inc. and Simplicity eSports and Gaming Company (Case No. 20-1043) was filed in the U.S. District Court for the District of Delaware. The complaint alleges unlawful failure to make timely and reasonable payment of wages, breach of contract, breach of the duty of good faith and fair dealing and unjust enrichment. The plaintiff seeks monetary damages for compensation alleged to be owed, treble damages, interest on all wage compensation, reasonable attorneys’ fees and other relief as the Court deems just and proper. Defendants’ responsive pleading is not yet due and has not been filed. The litigation is in its initial stages and the Company is unable to reasonably predict its potential outcome. The Company, however, believes that the lawsuit is without merit and intends to vigorously defend the claims and remains in discussion with the counter-party.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

NOTE 8 - DEBT

The table below presents outstanding debt instruments as of August 31, and May 31, 2020:

	AUGUST 31, 2020	MAY 31, 2020
10% Fixed Convertible Promissory Note	$-	$152,500
Discount 10% Convertible Promissory Note	-	(25,180)
June 18, 2020 self-amortization promissory note	555,000	-
Discount June 18, 2020 self-amortization promissory note	(119,190)	-
August 7, 2020 self-amortization promissory note	333,333	-
Discount August 7, 2020 self-amortization promissory note	(65,262)	-
Related Party Note	-	64,728
Convertible Note Payable	900,000	1,000,000

Total	$1,603,881	$1,192,048

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

In addition to the “guaranteed” interest, and upon the occurrence of an Event of Default (as hereinafter defined), additional interest would accrue from the date of the Event of Default at the rate equal to the lower of 20% per annum or the highest rate permitted by law.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

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

If the Harbor Gates Note was not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained in the Harbor Gates Note, Harbor Gates had the right, at Harbor Gates’ sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under the Harbor Gates Note into shares of the Company’s common stock at the Variable Conversion Price. The “Variable Conversion Price” will be equal to the lower of: (a) $1.00, or (b) 70% of the lowest volume weighted average price of the Company’s common stock during the 15 consecutive trading days prior to the date on Harbor Gates elects to convert all or part of the Harbor Gates Note. The Company intends to prepay the Harbor Gates Note in accordance with its terms so that no amount under the Harbor Gates Note is converted into shares of the Company’s common stock.

On July 2, 2020, the 10% Fixed Convertible Promissory Note was repaid in full. A cash payment of $201,300 including principal of $152,500, guaranteed interest of $15,200 and prepayment penalties of $33,600 was made to the lender. In connection with the repayment of the note the Company recorded a charge to interest expense in the amount of $73,980 comprised of $48,800 related to interest and prepayment penalties and $25,180 related to accelerated accretion of unamortized debt discount recorded in connection with the original issue discount and in connection with common shares issued to the lender.

June 18, 2020 Self-Amortization Promissory Note

On June 18, 2020 (the “Issue Date”), Simplicity Esports and Gaming Company, a Delaware corporation (the “Company”), entered into a securities purchase agreement (the “SPA”) with an accredited investor (the “Holder”), pursuant to which the Company issued a 12% self-amortization promissory note (the “Amortization Note”) with a maturity date of June 18, 2021 (the “Maturity Date”), in the principal sum of $550,000. Pursuant to the terms of the Amortization Note, the Company agreed to pay to $550,000 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum. The Amortization Note carries an original issue discount (“OID”) of $55,000. Accordingly, on the Closing Date (as defined in the SPA), the Holder paid the purchase price of $495,000 in exchange for the Amortization Note. In addition, pursuant to the terms of the SPA, the Company issued 55,000 shares of the Company’s common stock to the Holder as additional consideration.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

The Company is required to make amortization payments to the Holder according to the following schedule:

Payment Date	Payment Amount
10/16/2020	$66,125.00
11/16/2020	$66,125.00
12/16/2020	$66,125.00
01/18/2021	$66,125.00
02/18/2021	$66,125.00
03/18/2021	$66,125.00
04/16/2021	$66,125.00
05/18/2021	$66,125.00
06/18/2021	$65,921.26
Total:	$594,921.26

Upon the Holder’s provision of notice to the Company of the occurrence of any Event of Default, which has not been cured within five (5) calendar days (provided, however, that this five (5) calendar day cure period shall not apply to any event of default under Sections 3.1, 3.2, and 3.19 of the Amortization Note), the Amortization Note shall become immediately due and payable and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default (as hereinafter defined), additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law. The Company shall have the right to pay the Default Amount in cash at any time, provided, however that the Holder may convert the Amortization Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% contained in the Amortization Note) at any time after the date that is five (5) calendar days after the Amortization Note becomes immediately due and payable as a result of an Event of Default until the Company has repaid the Amortization Note in cash. If the aforementioned event occurs, the conversion price will be equal to the closing bid price of the Company’s common stock on the trading day immediately preceding the date of the respective conversion. The Company intends to repay the Amortization Note in accordance with its terms so that no amount under the Amortization Note is converted into shares of the Company’s common stock.

The Company recorded a total debt discount in the amount of $149,500 in connection with the common shares issued to the lender an original issue discount associated with the note. The Company recognized interest expense of $30,310 related to amortization of the discount during the quarter ended August 31, 2020.

August 7, 2020 Self-Amortization Promissory Note

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

Upon the Holder’s provision of notice to the Company of the occurrence of any Event of Default, which has not been cured within five (5) calendar days (provided, however, that this five (5) calendar day cure period shall not apply to any event of default under Sections 3.1, 3.2, and 3.19 of the Amortization Note), the Amortization Note shall become immediately due and payable and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default (as hereinafter defined), additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law. The Company shall have the right to pay the Default Amount in cash at any time, provided, however that the Holder may convert the Amortization Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% contained in the Amortization Note) at any time after the date that is five (5) calendar days after the Amortization Note becomes immediately due and payable as a result of an Event of Default until the Company has repaid the Amortization Note in cash. If the aforementioned event occurs, the conversion price will be equal to the closing bid price of the Company’s common stock on the trading day immediately preceding the date of the respective conversion. The Company intends to repay the Amortization Note in accordance with its terms so that no amount under the Amortization Note is converted into shares of the Company’s common stock.

The Company recorded a total debt discount in the amount of $82,999 in connection with the common shares issued to the lender an original issue discount associated with the note. The Company recognized interest expense of $23,477 related to amortization of the discount during the quarter ended August 31, 2020.

Related Party - Kaplan Promissory Note

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

As of May 31, 2020, the balance of the Kaplan noted was $64,728. During the three months ended August 31, 2020 Mr. Kaplan advanced an additional $25,272 under the terms of the note. During the quarter ended August 31, 2020, Mr. Kaplan exchanged the note together with accrued interest in exchange for his acquisition of a 10% interest in the Company’s wholly owned subsidiary Simplicity Brasil.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

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

The original amount of the promissory note was $1,800,000, the total amount of the two exchange notes is $1,500,000, and the difference of $300,000 was recorded as debt forgiveness income.

Prior to conversion, the Series A-1 Note bore interest at 2.67% per annum, was payable quarterly and had a maturity date of the earlier of the closing date of the Acquisition (as defined below) or June 20, 2020 (the “Maturity Date”). The Company was permitted to pay the interest in cash or at its sole discretion, in shares of its common stock or a combination of cash and common stock. However, the Company could only pay the interest in shares of its common stock if (i) all the equity conditions specified in the note (“Equity Conditions”) had been met (unless waived by Maxim in writing) during the 20 trading days immediately prior to the interest payment date (“Interest Notice Period”), (ii) the Company had provided proper notice pursuant to the terms of the note and (iii) the Company had delivered to Maxims’ account certain number of shares of its common stock to be applied against such interest payment prior to (but no more than five trading days before) the Interest Notice Period.

The Series A-1 Note was convertible into shares of the Company’s common stock (“Conversion Shares”) at an initial conversion price of $1.93 per share, subject to adjustment for any stock dividends and splits, rights offerings, distributions, combinations or similar transactions. Upon the closing of the Acquisition, the conversion price was automatically adjusted to equal the arithmetic average of the volume weighted average price (“VWAP”) of the Company’s common stock in the five trading days prior to the closing date of the Acquisition. Maxim was permitted to convert the Series A-1 Note at any time, in whole or in part, provided that upon receipt of a notice of conversion Maxim, the Company had the right to repay all or any portion of the Series A-1 Note included in the notice of conversion.

Additionally, the Series A-1 Note would have automatically converted into shares of the Company’s common stock on the earlier of the Maturity Date or the closing date of the Acquisition provided that (i) no event of default then existed, and (ii) solely if such automatic conversion date was also the Maturity Date, each of the Equity Conditions had been met (unless waived in writing by Maxim) on each trading day during the 20 trading day period ending on the trading day immediately prior to the automatic conversation date.

At any time prior to the Maturity Date, the Company also had the right to elect to redeem some or all of the outstanding principal amount for cash in an amount (the “Optional Redemption Amount”) equal to the sum of (a) 100% of the then outstanding principal amount of the note, (b) accrued but unpaid interest and (c) all liquidated damages and other amounts due in respect of the note (the “Optional Redemption”). The Company could only effect an Optional Redemption if each of the Equity Conditions had been met (unless waived in writing by Maxim) on each trading day during the period commencing on the date when the notice of the Optional Redemption was delivered to the date of the Optional Redemption and through and including the date payment of the Optional Redemption Amount was actually made in full.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

Except as otherwise provided in the Series A-1 Note, including, without limitation, an Option Redemption, the Company may not prepay any portion of the principal amount of the note without the prior written consent of Maxim.

Pursuant to the terms of the Series A-1 Note, the Company was not permitted to convert any portion of the Series A-1 Note if doing so results in Maxim beneficially owning more than 4.99% of the outstanding common stock of the Company after giving effect to such conversion, provided that on 61 days’ prior written notice from Maxim to the Company, that percentage could increase to 9.99%. However, if there was an automatic conversion, and the conversion would result in the Company issuing a number of shares in excess of the beneficial ownership limitation, then any such shares in excess of the beneficial ownership limitation would be held in abeyance for the benefit of Maxim until such time or times, if ever, as its right thereto would not result in Maxim exceeding the beneficial ownership limitation, at which time or times Maxim would be issued such shares to the same extent as if there had been no such limitation.

The Series A-1 Note contained restrictive covenants which, among other things, restricted the Company’s ability to repay or repurchase any indebtedness, make distributions on or repurchase its common stock or enter into transactions with its affiliates.

The Series A-2 Note has terms substantially similar to those of the Series A-1 Note except that the Series A-2 Note has a maturity date of June 20, 2020, and an initial conversion price of $1.93, which will be automatically adjusted to the lower of (i) the conversion price then in effect, and (ii) the greater of the arithmetic average of the VWAP of the Company’s common stock in the five trading days prior to the notice of conversion and $0.50.

As of December 31, 2018, upon the closing of the Acquisition, the Series A-1 Note automatically converted into 193,648 shares of the Company’s common stock

On June 4, 2020, $100,000 in principal was converted into 85,905 shares of common stock in accordance with the terms of the Maxim Note.

On June 18, 2020, the Company and Maxim entered into that certain first amendment to the Maxim Note (the “Amendment”), pursuant to which the Parties agreed to the following: (i) Maxim’s resale of the Company’s common stock (the “Common Stock”) underling the Maxim Note shall be limited to 10% of the daily volume of the Common Stock on each respective trading day, (ii) the maturity date of the Maxim Note was extended to December 31, 2020, (iii) the principal amount of the Maxim Note was increased by $100,000, and (iv) the reference to “$1.93” in Section 4(b) of the Maxim Note was replaced with “$1.15”.

During the three months ended August 31, 2020 the company recorded interest expense of $18,044, total principal and accrued interest on Maxim note amounted to $900,000 and $55,869 as of August 31, 2020.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

NOTE 9 -STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of August 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock

On August 17, 2020, the Company amended its certificate of incorporation to increase the total number of authorized shares of the Company’s common stock from 20,000,000 to 36,000,000. Holders of the shares of the Company’s common stock are entitled to one vote for each share. At, August 31, 2020 and May 31, 2020, there were 9,929,190 and 7,988,975 shares of common stock issued and outstanding respectively.

Excluded from the Company’s outstanding shares as of August 31, 2020 are 600,000 shares issued to Triton Funds, LP., the Company’s transfer agent erroneously transferred 725,000 shares of common stock under the Equity Line to the custodial account of Triton, resulting in an over-issuance of 600,000 shares to Triton. The Company notified Triton of this error and that the Company terminated the Common Stock Purchase Agreement with Triton. As of October 15, 2020, the Company is currently awaiting the return of the shares issued in error from Triton to the treasury so such shares will no longer be issued and outstanding. In order to effectuate the return of the shares, the Company’s transfer agent is requiring a medallion guaranteed stock power from Triton. Triton is cooperating and is currently seeking a medallion guaranteed stock power to facilitate the cancellation of such shares.

Effective June 1, 2020, the Company issued 23,809 shares of our restricted common stock, sold effective May 7, 2020 at a price of $1.09 per share, to William H. Herrmann, Jr. a member of our board of directors, for an aggregate purchase price of $25,000.

Effective June 4, 2020, the Company issued 85,905 shares of common stock at $1.16 per share in connection with the conversion of $100,000 in principal of the Convertible Note Payable, Note 8.

Effective June 18, 2020, pursuant to the terms of that certain Securities Purchase Agreement between the Company and an accredited investor, pursuant to which the Company issued a 12% self-amortization promissory note (Note 8) in the principal amount of $550,000, the Company issued 55,000 shares of common stock at $1.13 per share, to such accredited investor as additional consideration for the purchase of such note.

Effective June 30, 2020, the company issued 78,890 shares of common stock at $0.97 per share to various employees of the Company as compensation.

Effective July 1, 2020 we issued 25,000 shares of common stock at $1.84 per share in satisfaction of an outstanding balance owed to a vendor.

Effective July 1,2020 pursuant to the terms of that certain 10% Fixed Convertible Promissory Note dated April 29, 2020 in the principal amount of $152,500 issued by the Company in favor of Harbor Gates Capital, LLC, the Company issued 10,000 shares of our restricted common stock, issued at $0.99 per share, to Harbor Gates Capital, LLC as additional consideration for the purchase of such note.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

On July 1, 2020, the Company acquired the assets of one of its top performing franchisee owned esports gaming centers on Fort Bliss U.S. Military base in El Paso, TX. In connection with the acquisition the Company issued 150,000 restricted shares at $1.65 per share.

Effective July 31, 2020 and August 31, 2020, the Company issued 320,000 and 45,000 shares of common stock to Mr. Kaplan in connection with previously accrued compensation and current period compensation. Common shares were valued as follows; 250,000 at $0.865 per share, 50,000 at $1.01 per share, 10,000 at $1.84 per share, 20,000 at $0.93 per share 20,000 at $1.38 per share and 15,000 at $0.82 per share.

Effective July 31, 2020 and August 31, 2020, the Company issued 271,000 and 16,500 shares of common stock to Mr. Franklin in connection with previously accrued compensation and current period compensation. Common shares were valued as follows; 250,000 at $0.865 per share, 15,000 at $1.01 per share 3,000 at $1.84 per share, 3,000 at $0.93 per share, 9,000 at $1.38 per share and 7,500 at $0.82 per share.

Effective July 31, 2020 and August 31, 2020, the Company issued 190,000 shares of common stock valued at $0.87 per share and 6,000 shares of common stock valued at $1.01 per share to the Directors and an employee of the Company in connection with previously accrued compensation and current period compensation.

Effective August 1, 2020, the Company entered into a marketing agreement whereby the Company issued 27,778 shares of common stock at $1.10 per share.

Effective August 10, 2020, pursuant to the terms of that certain Securities Purchase Agreement between the Company and an accredited investor pursuant to which we issued a 12% self-amortization promissory note (Note 8) in the principal amount of $333,333, the Company issued 33,333 shares of common stock at $0.91 per share.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

Stock - Based Compensation

Effective June 30, 2020, the company issued 78,890 shares of common stock at $0.97 per share to various employees of the Company as compensation.

Effective July 31, 2020 and August 31, 2020, the Company issued 320,000 and 45,000 shares of common stock to Mr. Kaplan in connection with previously accrued compensation and current period compensation.

Effective July 31, 2020 and August 31, 2020, the Company issued 271,000 and 16,500 shares of common stock to Mr. Franklin in connection with previously accrued compensation and current period compensation.

Effective July 31, 2020 and August 31, 2020, the Company issued 190,000 and 6,000 shares of common stock to the Directors and an employee of the Company in connection with previously accrued compensation and current period compensation.

Share based compensation for the three months ended August 31, 2020 and August 31, 2019 was $150,095 and $45,000, respectively.

Warrants

The Company did not issue any warrants during the quarter ended August 31, 2020.

A summary of the status of the Company’s outstanding stock warrants as of August 31, 2020 is as follows:

	Number of Shares	Average Exercise Price	Expiration Date
Outstanding – May 31, 2020	6,424,000	$10.38

Granted – August 31, 2020	-
Outstanding – August 31, 2020	6,424.000	$10.38	May, 2024
Warrants exercisable – August 31, 2020	6,424,000

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2020

(UNAUDITED)

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

Summarized financial information concerning our reportable segments for the three months ended August 31 is shown in the following tables:

August 31, 2020:

	Revenues	Net Loss	Depreciation and Amortization	Capital Expenditures	Goodwill	Total Assets

Franchise royalties and fees	$87,000	$(3,000)	$-	$-	$699,000	$1,721,000
Company-owned stores	77,000	(38,000)	38,000	-	25,000	1,329,000
Esports revenue	37,000	(105,000)	55,000	-	4,456,000	5,665,000
Corporate	-	(509,000)	-	-	-	414,000
Total	$201,000	$(655,000)	$93,000	$-	$5,180,000	$9,129,000

August 31, 2019:

	Revenues	Net Loss	Depreciation and Amortization	Capital Expenditures	Goodwill	Total Assets

Franchise royalties and fees	$47,000	$500	$400	$-	$2,226,000	$2,263,000
Company-owned stores	4,000	(24,000)	7,200	97,000	-	440,000
Esports revenue	23,000	(62,500)	-	-	4,456,000	5,947,000
Corporate	-	(197,000)	1,000	-	-	1,000,000
Total	$74,000	$283,000	$8,600	$97,000	$6,682,000	$9,650,000

NOTE 11 — SUBSEQUENT EVENTS

The Company has applied to list its common stock and warrants on the Nasdaq Capital Market. In order to obtain Nasdaq Capital Market listing approval, the Company obtained approval of its Board of Directors and stockholders of (i) a reverse stock split of the outstanding shares of the Company’s common stock in the range from 1-for-2 to 1-for-10, which ratio was to be selected by the Company’s Board of Directors, with any fractional shares being rounded up to the next higher whole shares (the “Reverse Split”), and (ii) an increase in the Company’s authorized shares of common stock from 20,000,000 to 36,000,000 shares of common stock. The increase in authorized shares became effective on August 17, 2020.

On September 28, 2020, the Company’s Board of Directors approved the Reverse Split in a ratio of 1-for-6 and on September 29, 2020, the Company filed an amended and restated certificate of amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), implementing the Reverse Split in a ratio of 1-for-6, effective October 13, 2020. On October 12, 2020, the Company filed a certificate of amendment to the Certificate of Incorporation changing the effective date of the Reverse Split, in a ratio of 1-for-6, to November 4, 2020. The Company expects that the Reverse Split in a ratio of 1-for-6 will be effective on or about November 4, 2020; provided, however, that in no event will the Reverse Split become effective until it has been processed by the Financial Industry Regulatory Authority (FINRA). The Reverse Split is intended to allow the Company to meet the minimum share price requirement of the Nasdaq Capital Market. There is no assurance that the Company’s listing application will be approved by the Nasdaq Capital Market.

On April 10, 2020, the Company filed a registration statement on Form S-1 with the SEC relating to the offer by the Company of units of the Company, each of which consists of one share of common stock and one warrant to purchase one share of our common stock. No sales of units will be made prior to effectiveness of the registration statement on Form S-1. On September 28, 2020, the Company filed Pre-Effective Amendment No. 1 to the registration statement on Form S-1 with the SEC. There can be no assurance that the registration statement on Form S-1, as amended, will be declared effective by the SEC.

On September 30, 2019, the SEC declared effective the Company’s registration statement on Form S-1 (the “September 2019 Registration Statement”) related to (i) the issuance by the Company of up to 6,449,000 shares of common stock, which consist of (a) 5,200,000 shares of common stock that may be issued upon the exercise of 5,200,000 warrants (the “Public Warrants”) originally sold as part of units in the Company’s initial public offering (the “IPO”) and which entitle the holder to purchase common stock at an exercise price of $11.50 per share of common stock, (b) 261,500 shares of common stock that may be issued upon the exercise of 261,500 warrants (the “Private Placement Warrants”) underlying units originally issued in a private placement that closed simultaneously with the consummation of the IPO (the “Private Placement Units”), which entitle the holder to purchase common stock at an exercise price of $11.50 per share of common stock, and (c) 987,500 shares of our common stock, which represent shares of common stock that may be issued upon the exercise of 987,500 warrants (the “2019 Warrants”, and together with the Public Warrants and Private Placement Warrants, the “Warrants”) originally sold as part of units in a private placement that commenced on March 27, 2019 (the “2019 Private Placement”) and which entitle the holder to purchase common stock at an exercise price of $4.00 per share of common stock, and (ii) the resale from time to time of 6,465,617 shares of common stock and 261,500 Private Placement Warrants by the selling securityholders named in the prospectus or their permitted transferees. On October 13, 2020, the SEC declared effective the Company’s post-effective amendment, filed on October 5, 2020 (the “Post-Effective Amendment”), to the September 2019 Registration Statement. The Post-Effective Amendment updates the financial statements and other information contained in the September 2019 Registration Statement. No additional securities were registered pursuant to the Post-Effective Amendment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Simplicity Esports and Gaming Company, formerly known as Smaaash Entertainment Inc. and prior to that as I-AM Capital Acquisition Company. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report and with the audited condensed consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”).

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

Online Tournaments

We have acquired a database of over 400,000 paying esports gaming center customers in the acquisition of PLAYlive Nation. In response to demand from customers for online esports tournaments, we introduced a new initiative of weekly online esports tournaments. We will directly promote our online Simplicity Esports tournaments to this database of over 400,000 existing customers via text messages. If we can convert merely 1% of these existing customers from the PLAYlive Nation database to play in paid entry online Simplicity Esports tournaments, this may be a profitable business unit resulting in approximately $1,000,000 in annual revenues. Management also intends to sell sponsorship and marketing activations for these online tournaments that would create additional revenue.

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

International Esports Team - Simplicity One

Since January 2020, through our 76% owned subsidiary Simplicity One, we own and manage Flamengo ESports, one of the leading Brazilian League of Legends® teams. Flamengo ESports was established in 2017 as the Esports division of Clube de Regatas do Flamengo, a successful Brazilian sports organization, with over 40 million followers across social media accounts, known for its world-famous soccer team. Flamengo ESports’ League of Legends® team won the CBLoL Championship in September 2019, which qualified the team to compete at the 2019 League of Legends® World Championship in Europe as one of 24 teams from 13 different regions around the world.

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

Optimally, the esports gaming centers of Simplicity Esports LLC (“Simplicity Esports Gaming Centers”) will measure between 1,500 and 3,000 square feet, with dozens of gaming stations. The Simplicity Esports Gaming Centers will feature cutting edge technology, modern aesthetic décor and dynamic high-speed gaming equipment. We believe our brick-and-click strategy will present attractive opportunities for sponsors and advertisers to connect with our audience, creating an intriguing monetization opportunity for sponsors and advertisers.

Corporate Gaming Centers

Simplicity Esports LLC has already opened and is operating four corporate-owned retail Simplicity Esports Gaming Centers. Our first Simplicity Esports Gaming Center was opened on May 3, 2019. We contemplate that new Simplicity Esports Gaming Centers will be funded by us as well as a combination of tenant improvement allowances from landlords and sponsorships.

Franchised Gaming Centers

We have launched a franchising program to accelerate the expansion of our nationwide footprint. We sell specific franchise territories, through our wholly owned subsidiary PLAYlive, and assist with the establishment and buildout of esports gaming centers to potential business owners that desire to use our branding, infrastructure and process to open and operate gaming centers. Franchise revenue is generated from the sale of franchise territories, supplying furniture, equipment and merchandise to the franchisees for buildout of their centers, a gross sales royalty fee and a national marketing fee. We license the use of our branding, assist in identifying and negotiating commercial locations, assist in overseeing the buildout and development, provide access to proprietary software for point of sale, inventory management, employee training and other human resource functions. Franchisees also have an opportunity to participate in our national esports tournament events, and benefit from the growing profile of our professional esports teams. Once an esports gaming center is opened, we provide operational guidance, support and use of branding elements in exchange for a monthly royalty fee calculated as 6% of gross sales. In 2020, we implemented a national marketing fee of 1% of gross sales. To date, we have sold five of these franchise territories. COVID-19 travel restrictions caused us to suspend the sale of new franchise territories from April 1, 2020 until October 1, 2020. During these six months, a pipeline of interested applicants has accumulated, and we anticipate new franchise territory sales over the next three months, as a result.

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

Franchise Roll-Up Strategy

We began implementing a franchise roll-up strategy in July 2020, as a result of the disruption caused by COVID-19 related stay at home orders, and the disruption it caused to the commercial real estate market. The reduction in revenues for some franchisees because of stay at home orders, and government mandates to remain closed created significant accrued rent payments due to landlords. We have been able to come to terms with many franchisees to acquire the assets of their gaming centers and make them corporate owned. We have simultaneously negotiated new leases with some of the largest national mall chains and are in the process of negotiating additional locations with other landlords. The new leases involve significant reductions in or elimination of fixed rent and the addition of percentage rent terms. To date, we have signed nine letters of intent and executed definitive agreements for three of those locations. We anticipate closing the remaining acquisitions by October, 31, 2020. The nine franchise gaming centers for which we have signed letters of intent to acquire, generated approximately $2,000,000 in total sales in 2019. We expect each of these locations to be profitable as a result of the significant reduced rent expense.

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

Our Financial Position

For the fiscal years ended May 31, 2020 and 2019, we generated revenues of $861,410 and $37,995, respectively, reported net losses of $2,620,238 and $3,565,272, respectively, and negative cash flow from operating activities of $1,522,486 and $1,395,255, respectively.

For the three months ended August 31, 2020 and 2019, we generated revenues of $200,601 and $74,493, reported net losses of $655,214 and $283,393, respectively, and cash flow used in operating activities of $202,997 and negative cash flow of $572,923, respectively. As of August 31, 2020, we had an accumulated deficit of $6,850,258.

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

Summarized financial information concerning our reportable segments for the three months ended August 31, 2020 is shown in the following table:

	Revenues	Net Loss	Depreciation and Amortization	Capital Expenditures	Goodwill	Total Assets

Franchise royalties and fees	$87,000	$(3,000)	$-	$-	$699,000	$1,721,000
Company-owned stores	77,000	(38,000)	38,000	-	25,000	1,329,000
Esports revenue	37,000	(105,000)	55,000	-	4,456,000	5,665,000
Corporate	-	(509,000)	-	-	-	414,000
Total	$201,000	$(655,000)	$93,000	$-	$5,180,000	$9,129,000

Summary of Statement of Operations for the Three Months Ended August 31, 2020 and 2019:

Revenue

The Company’s revenue for the three months ended August 31, 2020 was $200,601, a $126,108 increase over the three months ended August 31, 2019 revenue of $74,493. This increase is due to the acquisition of PLAYlive, the Company-owned stores and Simplicity One.

Cost of Goods Sold

Cost of goods sold for the three months ended August 31, 2020 was $40,511. These costs were related to revenues at PLAYlive and the Company-owned stores. There was no cost of goods sold in the three months ended August 31, 2019.

General and Administrative Expenses

General and administrative expenses for the three months ended August 31, 2020 was $645,362 as compared to $438,952 for the three months ended August 31, 2019, an increase of $206,410. The change is primarily attributable to the acquisition of PLAYlive Company-owned stores and Simplicity One. The selling, general and administrative expenses of these entities consist primarily of payroll and related costs, share based compensation, operating costs, computer and software related costs and rent. The increase in selling, general and administrative expenses is primarily related to a $53,000 increase in salary related expenses, a $53,000 increase in bad debt expense and a $123,000 increase in stock based compensation, offset by other minor reductions in other expense categories.

Other Income

We incurred $185,828 of non-operating expense, comprised of $7 of interest income, $154,128 in interest expense, $12,135 in debt forgiveness expense and $19,572 in foreign exchange losses, for the three months ended August 31, 2020, as compared to non-operating income of $81,067, comprised of $6,675 of interest expense, $2,504 of interest income and $85,238 in debt forgiveness income for the three months ended August 31, 2019.

Net Loss

Net loss for the three months ended August 31, 2020 was $655,214, as compared to net loss of $283,393 for the three months ended August 31, 2019.

Liquidity and Capital Resources

As of August 31, 2020, we had cash of $498,645, which is available for use by us to cover all of the Company’s costs including those associated with due diligence procedures and other general corporate purposes. In addition, as of August 31, 2020, we had accrued expenses of $764,818.

For the three months ended August 31, 2020, cash used in operating activities amounted to $202,997, primarily resulting from net loss of $671,101, a decrease of $185,620 of accrued expenses, a decrease of accounts receivable of $5,478, offset by stock issued for services of $150,095, and amortization and depreciation expense of $93,749. Changes in our operating liabilities and assets provided cash of $171,711.

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

Going Concern

The Company’s unaudited consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the unaudited condensed consolidated financial statements, the Company has an accumulated deficit of approximately $6.9 million a working capital deficit of approximately $2.0 million as of August 31, 2020, and a net loss of approximately $0.7 million for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the of the date that the unaudited financial statements are issued.

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

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Gaming Centers as of May 1, 2020 and have since reopened three corporate and 23 franchised Simplicity Gaming Centers as of October 15, 2020. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. We have not written off as bad debt any accounts receivables attributable to franchisee minimum monthly royalty payments owed during the COVID-19 pandemic. However, we have recorded an allowance for doubtful accounts of approximately $105,000, as our collection efforts are ongoing. We have experienced an increase in our account receivables by approximately $32,000 and $14,000 during the quarters ended May 31, 2020 and August 31, 2020, respectively. Notwithstanding, it is unclear exactly how much of the increase in accounts receivables is attributable to the impact of COVID-19. For the months of July and August 2020, we have waived the minimum monthly royalty payment obligations for the months of July and August 2020 and are instead billing the franchisees a true-up of 6% of gross sales without a minimum.

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

The measures taken to date will impact the Company’s business for the fiscal quarters ended May 31, 2020 and August 31, 2020 and will potentially continue to impact the Company’s business. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Contractual obligations

We do not have any long-term capital lease obligations, operating lease obligations or long-term liabilities, except as follows:

Attorney Settlement Agreement

In March 2019, the Company entered into a settlement agreement with its prior attorney. The settlement agreement called for $200,000 to be paid upon signing the settlement agreement and then another approximate $525,000 to be paid over time. As of October 5, 2020, the Company owes this attorney approximately $300,000.

Maxim Settlement Agreement

On November 20, 2018, the Company entered into a settlement and release agreement with Maxim Group, LLC (“Maxim”), the underwriter for the Company’s initial public offering. Pursuant to the Settlement Agreement, the Company made a cash payment of $20,000 to Maxim and issued a demand secured promissory note (the “Maxim Note”) in favor of Maxim in the amount of $1.8 million to settle the payment obligations of the Company under the underwriting agreement dated August 16, 2017, by and between the Company and Maxim. The Company also agreed to remove the restrictive legends on an aggregate of 52,000 shares of its common stock held by Maxim and its affiliate. The Note was surrendered and exchanged pursuant to the Exchange Agreement (as defined below).

Maxim Exchange Agreement

On December 20, 2018, the Company entered into a securities exchange agreement (“Exchange Agreement”) with Maxim. Pursuant to the terms of the Exchange Agreement, Maxim agreed to surrender and exchange the Note in the amount of $1.8 million which was issued to Maxim pursuant to the Settlement Agreement (discussed immediately above). In exchange, the Company issued to the Maxim a Series A-1 Exchange Convertible Note in the principal amount of $500,000 (the “Series A-1 Note”) and a Series A-2 Exchange Convertible Note in the principal amount of $1,000,000 (the “Series A-2 Note,” and collectively with Series A-1 Note, the “Exchange Notes”).

As of December 31, 2018, upon the closing of the Simplicity Esports Acquisition, the Series A-1 Note automatically converted into 32,275 (193,648 pre-reverse split) shares of the Company’s common stock.

The Series A-2 Note bears interest at 2.67% per annum, payable quarterly and has a maturity date of June 20, 2020 (the “Maturity Date”). The Company may pay the interest in cash or at its sole discretion, in shares of its common stock or a combination of cash and common stock. However, the Company may only pay the interest in shares of its common stock if (i) all the equity conditions specified in the note (“Equity Conditions”) have been met (unless waived by the Holder in writing) during the 20 trading days immediately prior to the interest payment date (“Interest Notice Period”), (ii) the Company has provided proper notice pursuant to the terms of the note and (iii) the Company has delivered to the Holder’s account certain number of shares of its common stock to be applied against such interest payment prior to (but no more than five trading days before) the Interest Notice Period.

The Series A-2 Note is convertible into shares of the Company’s common stock (“Conversion Shares”) at an initial conversion price of $11.58 ($1.93 pre-reverse split) per share, subject to adjustment for any stock dividends and splits, rights offerings, distributions, combinations or similar transactions. Upon the Maturity of the Series A-2 Note, the conversion price will be automatically adjusted to the lower of (i) the conversion price then in effect and (ii) the greater of the arithmetic average of the volume weighted average price of the Company’s common stock in the five trading days prior to the notice of conversion and $3.00 ($0.50 pre-reverse split) . The Holder may convert the Series A-2 Note at any time, in whole or in part, provided that upon receipt of a notice of conversion from the Holder, the Company has the right to repay all or any portion of the Series A-2 Note included in the notice of conversion.

Additionally, the Series A-2 Note will automatically convert into shares of the Company’s common stock on the Maturity Date provided that (i) no event of default then exists, and (ii) each of the Equity Conditions have been met (unless waived in writing by the Holder) on each trading day during the 20 trading day period ending on the trading day immediately prior to the automatic conversation date.

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

Except as otherwise provided in the Series A-2 Note, including, without limitation, an Optional Redemption, the Company may not prepay any portion of the principal amount of the note without the prior written consent of the Holder.

The Company is not permitted to convert any portion of the Series A-2 Note if doing so results in the Holder beneficially owning more than 4.99% of the outstanding common stock of the Company after giving effect to such conversion, provided that on 61 days’ prior written notice from the Holder to the Company, that percentage may increase to 9.99%. However, if there is an automatic conversion, and the conversion would result in the Company issuing a number of shares in excess of the beneficial ownership limitation, then any such shares in excess of the beneficial ownership limitation will be held in abeyance for the benefit of the Holder until such time or times, if ever, as its right thereto would not result in the Holder exceeding the beneficial ownership limitation, at which time or times the Holder will be issued such shares to the same extent as if there had been no such limitation.

The Series A-2 Note contains restrictive covenants which, among other things, restrict the Company’s ability to repay or repurchase any indebtedness, make distributions on or repurchase its common stock or enter into transactions with its affiliates.

Operating Lease

We have long-term operating lease obligations and deferred revenues related to franchise fees to be recognized over the term of franchise agreements with our franchises, generally ten years. We will begin to recognize deferred franchise fee revenue at the time a franchise commences operations.

In February 2019, the Company entered into a 5-year operating lease in Boca Raton, Florida in connection with the opening of its first gaming center. Rent is approximately $2,300 per month for the first year and contains customary escalation clauses. In June of 2019, the Company entered into a 5-year operating lease for its corporate office, rent is approximately $700 per month. In August of 2019, the Company opened its second gaming center and in connection with this gaming center entered into a 5-year operating lease in Deland, Florida. Rent is approximately $2,500 per month for the first year and contains customary escalation clauses. On June 26, 2020, the Company entered into a 10-year operating lease in El Paso, Texas for a corporate gaming center in Fort Bliss. It is a percentage rent lease (without a base rent) which provides for the (i) first and second year of the lease, the rent would be 10% of gross sales of such gaming center per year, (iii) third fourth and fifth year of the lease, the rent would be 12% of gross sales of such gaming center per year, and (iv) sixth, seventh, eighth, nineth and tenth year of the lease, the rent would be 14% of the gross sales of such gaming center per year.

Debt Obligations

10% Fixed Convertible Promissory Note

On April 29, 2020 (the “Effective Date”), the Company issued a 10% Fixed Convertible Promissory Note (the “Harbor Gates Note”), with a maturity date of October 29, 2020 (the “Maturity Date”), in the principal sum of $152,500 in favor of Harbor Gates Capital, LLC (“Harbor Gates”). Pursuant to the terms of the Harbor Gates Note, the Company agreed to pay to Harbor Gates $152,500 (the “Principal Sum”) and to pay “guaranteed” interest on the principal balance at an amount equivalent to 10% of the Principal Sum, to the extent such Principal Sum and “guaranteed” interest and any other interest, fees, liquidated damages and/or items due to Harbor Gates have not been repaid or converted into Company common stock in accordance with the terms of the Harbor Gates Note. The Harbor Gates Note carries an original issue discount (“OID”) of $2,500. Accordingly, on the Effective Date, Harbor Gates delivered $150,000 to the Company in exchange for the Harbor Gates Note.

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

135% of the remaining unpaid and unconverted Principal Amount, plus all accrued and unpaid interest will be due and payable on the Maturity Date. “Principal Amount” refers to the sum of (i) the original principal amount of the Harbor Gates Note (including the OID); (ii) all guaranteed and other accrued but unpaid interest under the Harbor Gates Note; (iii) any fees due under the Harbor Gates Notes; (iv) liquidated damages; and (v) any default payments owing under the Harbor Gates Note, in each case previously paid or added to the Principal Amount.

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

On July 2, 2020, the Company repaid $152,500 and $15,000 in accrued interest in full satisfaction of the 10% Convertible Promissory Harbor Gates Note.

Related Party - Kaplan Promissory Note

On May 12, 2020 (the “Issue Date”), the Company issued a promissory note (the “Kaplan Note”) in the principal sum of $90,000 in favor of Jed Kaplan, the Company’s Chief Executive Officer, interim Chief Financial Officer, member of the Company’s Board of Directors and greater than 5% stockholder of the Company. The Kaplan Note matures on October 12, 2020 (the “Maturity Date”). The Company has used the proceeds of the Kaplan Note to fund the operations of Simplicity One Brasil Ltda, the Company’s majority owned subsidiary (“Simplicity Brasil”).

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

The Company could prepay the Kaplan Note, in whole or in part, without a prepayment penalty, at any time provided that an Event of Default has not then occurred.

As of May 31, 2020, advances under the terms of this note were $64,728. On various dates subsequent to May 31, 2020, Mr. Kaplan funded $25,272 pursuant to the Kaplan Promissory Note. With the contributions subsequent to May 31, 2020, the principal balances outstanding and due Mr. Kaplan amounted to $90,000. On June 22, 2020, Mr. Kaplan agreed to exchange the debt of the Kaplan Promissory Note with a principal balance of $90,000 in exchange for the Company assigning to Mr. Kaplan a 10% equity interest in Simplicity One Brasil, Ltda, a subsidiary of the Company.

June 18, 2020 Self-Amortization Promissory Note

On June 18, 2020 (the “Issue Date”), the Company entered into a securities purchase agreement (the “SPA”) with an accredited investor (the “Holder”), pursuant to which the Company issued a 12% self-amortization promissory note (the “Amortization Note”) with a maturity date of June 18, 2021 (the “Maturity Date”), in the principal sum of $550,000. Pursuant to the terms of the Amortization Note, the Company agreed to pay $550,000 (the “Principal Sum”) to the Holder and to pay interest on the Principal Sum at the rate of 12% per annum. The Amortization Note carries an original issue discount (“OID”) of $55,000. Accordingly, on the Closing Date (as defined in the SPA), the Holder paid the purchase price of $495,000 in exchange for the Amortization Note. In addition, pursuant to the terms of the SPA, the Company agreed to issue 9,167 (55,000 pre-reverse split) shares of the Company’s common stock to the Holder as additional consideration.

The Company may prepay the Amortization Note at any time prior to the date that an Event of Default (as defined in the Amortization Note) (each an “Event of Default”) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest with no prepayment premium. The Amortization Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Amortization Note or SPA.

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

While any portion of this Note is outstanding, if the Company receives cash proceeds of more than $2,000,000.00 (the “Minimum Threshold”) in the aggregate from public offerings or private placements to investors, the Company shall, within two business days of Company’s receipt of such proceeds, inform the Holder of such receipt, following which the Holder shall have the right in its sole discretion to require the Company to immediately apply up to 50% of all proceeds received by the Company after the Minimum Threshold is reached to repay the outstanding amounts owed under this Note.

August 7, 2020 Self-Amortization Promissory Note

On August 7, 2020 (the “Issue Date”), the Company entered into a securities purchase agreement (the “SPA”) with FirstFire Global Opportunities Fund, LLC, an accredited investor (the “Holder”), pursuant to which the Company issued a 12% self-amortization promissory note (the “Self-Amortization Note”) with a maturity date of August 7, 2021 (the “Maturity Date”), in the principal sum of $333,333. Pursuant to the terms of the Self-Amortization Note, the Company agreed to pay $333,333 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum. The Self-Amortization Note carries an original issue discount of $33,333. Accordingly, on the Closing Date (as defined in the SPA), the Holder paid the purchase price of $300,000 in exchange for the Self-Amortization Note. In addition, pursuant to the terms of the SPA, the Company agreed to issue 5,556 (33,333 pre-reverse split) shares of the Company’s common stock to the Holder as additional consideration.

The Company may prepay the Self-Amortization Note at any time prior to the date that an Event of Default (as defined in the Amortization Note) (each an “Event of Default”) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest with no prepayment premium). The Amortization Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Amortization Note or SPA.

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

While any portion of this Note is outstanding, if the Company receives cash proceeds of more than $2,000,000.00 (the “Minimum Threshold”) in the aggregate from public offerings or private placements to investors, the Company shall, within two business days of Company’s receipt of such proceeds, inform the Holder of such receipt, following which the Holder shall have the right in its sole discretion to require the Company to immediately apply up to 50% of all proceeds received by the Company after the Minimum Threshold is reached to repay the outstanding amounts owed under this Note.

Adoption of 2020 Omnibus Incentive Plan

The board and shareholders of the Company approved of the Simplicity Esports and Gaming Company 2020 Omnibus Incentive Plan (the “2020 Plan”) on April 22, 2020 and June 23, 2020, respectively. The 2020 Plan provides for various stock-based incentive awards, including incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, and other equity-based or cash-based awards.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

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

Accounts Receivable

The Company estimates the allowance for doubtful accounts based on an analysis of specific customers (i.e. franchisees), taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable are written off against the allowance when management determines it is probable the receivable is worthless. Customer account balances with invoices dated over 90 days old are considered delinquent and considered in the allowance assessment. The Company performs credit evaluations of its customers and, generally, requires no collateral. Management has assessed accounts receivable and an allowance for doubtful accounts of approximately $105,000 has been recorded.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2020. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of August 31, 2020.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (the “2019 10-K”). However, in light of the recent coronavirus (COVID-19) pandemic, set forth below is a risk factor relating to COVID-19. Other than as set forth below, as of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors faced by the Company from those previously disclosed in the 2020 10-K.

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

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Gaming Centers on May 1, 2020 and have since reopened three corporate and 23 franchised Simplicity Gaming Centers as of October 5, 2020. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. We have not written off as bad debt any accounts receivables attributable to franchisee minimum monthly royalty payments owed during the COVID-19 pandemic. However, we have recorded an allowance for doubtful accounts of approximately $105,000, as our collection efforts are ongoing. We have experienced an increase in our account receivables by approximately $32,000 and $14,000 during the quarters ended May 31, 2020 and August 31, 2020, respectively. Notwithstanding it is unclear exactly how much of the increase in accounts receivables is attributable to the impact of COVID-19. For the months of July and August 2020, we have waived the minimum monthly royalty payment obligations for the months of July and August 2020 and are instead billing the franchisees a true-up of 6% of gross sales without a minimum.

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

The measures taken to date adversely impacted the Company’s business for the fiscal quarters ended May 31, 2020 and August 31, 2020 and will potentially continue to impact the Company’s business. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act, except as previously disclosed in our Current Reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As previously disclosed, the Company has applied to list its common stock and warrants on the Nasdaq Capital Market. In order to obtain Nasdaq Capital Market listing approval, the Company obtained approval of its Board of Directors and stockholders of (i) a reverse stock split of the outstanding shares of the Company’s common stock in the range from 1-for-2 to 1-for-10, which ratio was to be selected by the Company’s Board of Directors, with any fractional shares being rounded up to the next higher whole shares (the “Reverse Split”), and (ii) an increase in the Company’s authorized shares of common stock from 20,000,000 to 36,000,000 shares of common stock. The increase in authorized shares became effective on August 17, 2020.

On September 18, 2020, the Company filed a certificate of amendment (the “September 18th Amendment”) to the Company’s Third Amendment and Restated Certificate of Incorporation, as amended, setting the Reverse Split ratio at 1-for 5. On September 29, 2020, the Company filed an amended and restated certificate of amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, implementing the Reverse Split in a ratio of 1-for-6, effective October 13, 2020.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2020, on October 12, 2020, the Company filed a certificate of amendment (the “October Amendment”) to the Company’s Third Amended and Restated Certificate of Incorporation, as amended, changing the effective date of the Reverse Split from October 13, 2020 to November 4, 2020; provided, however, that in no event will the Reverse Split become effective until it has been processed by the Financial Industry Regulatory Authority (FINRA). The Company expects that the Reverse Split in a ratio of 1-for-6 will be effective on or about November 4, 2020. The Reverse Split is intended to allow the Company to meet the minimum share price requirement of the Nasdaq Capital Market. There is no assurance that the Company’s listing application will be approved by the Nasdaq Capital Market.

The foregoing description of the September 18th Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the September 18th Amendment, a copy of which is filed hereto as Exhibit 3.2 and is incorporated herein by reference. A copy of the October Amendment was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2020.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, as amended, filed with Delaware Secretary of State on August 17, 2020 (incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K filed with the Commission on August 31, 2020).

3.2*	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, as amended, filed with Delaware Secretary of State on September 18, 2020.

3.3	Amended and Restated Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, as amended, filed with Delaware Secretary of State on September 29, 2020 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 5, 2020).

3.4

Amended and Restated Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, as amended, filed with Delaware Secretary of State on October 12, 2020. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 13, 2020).

31.1*	Certification of the Principal Executive Officer And Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLICITY ESPORTS AND GAMING COMPANY

Dated: October 15, 2020		/s/ Jed Kaplan
	Name:	Jed Kaplan
	Title:	Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

