Form 10-Q
period 2020-11-30
SIMPLICITY ESPORTS & GAMING Co
filed 2021-01-14
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
[ ]	[ ]	[X]	[X]	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of January 14, 2021, there were 1,325,453 shares of the Company’s common stock issued and outstanding.

SIMPLICITY ESPORTS AND GAMING COMPANY

Form 10-Q

November 30, 2020

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2020	May 31, 2020
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$543,439	$160,208
Accounts receivable, net	131,321	127,653
Inventory	145,186	15,787
Prepaid expenses	114,537	5,588
Total Current Assets	934,483	309,236

Other Assets
Goodwill	5,180,141	5,155,141
Intangible assets, net	1,955,559	2,141,374
Deferred brokerage fees	123,339	149,223
Property and equipment, net	606,254	232,733
Right of use asset, operating leases, net	1,320,846	490,984
Security deposits	14,885	14,885
Due from franchisees’	45,516	-
Deferred financing costs	235,759	98,198
Total Other Assets	9,482,299	8,282,538

TOTAL ASSETS	$10,416,782	$8,591,774

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$237,311	$126,716
Accrued expenses	932,547	1,421,842
Convertible note payable	1,000,000	1,000,000
Notes payable, net of discount	1,100,129	127,320
Note payable - related party	-	64,728
Operating lease obligation, current	281,088	151,867
Current portion of deferred revenues	3,795	3,795
Stock payable	50,000	75,000
Total Current Liabilities	3,604,870	2,971,268

Operating lease obligation, net of current portion	1,042,256	339,116
Deferred revenues, less current portion	302,439	365,718

Total Liabilities	4,949,565	3,676,102

Commitments and Contingencies - Note 6	-	-

Stockholders’ Equity
Preferred stock - $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.0001 par value; 36,000,000 shares authorized; 1,217,376 and 998,622 shares issued and outstanding as of November 30, 2020 and May 31, 2020, respectively	122	100
Additional paid-in capital	13,128,420	11,132,103
Accumulated deficit	(7,855,418)	(6,195,044)
Total Simplicity Esports and Gaming Company Stockholders’ Equity	5,273,124	4,937,159
Non-Controlling Interest	194,093	(21,487)
Total Stockholders’ Equity	5,467,217	4,915,672

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,416,782	$8,591,774

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019

Revenues
Franchise royalties and license fees	$36,877	$200,274	$117,695	$247,012
Franchise termination revenue	54,916	45,224	61,381	-
Company-owned stores sales	167,791	-	244,729	49,643
Esports revenue	36,962	-	73,342	23,336

Total Revenues	296,546	245,498	497,147	319,991

Cost of Goods Sold	(67,657)	-	(108,168)	-

Gross Margin	228,889	245,498	388,979	319,991

Operating Expenses
General and administrative expenses	(1,013,177)	(819,305)	(1,658,539)	(1,258,257)

Loss from Operations	(784,288)	(573,807)	(1,269,560)	(938,266)

Other Income / (Expense)
Debt forgiveness Income	15,250	8,523	3,115	93,761
Interest expense	(244,660)	(6,675)	(398,788)	(13,350)
Interest income	5	457	12	2,961
Foreign exchange gain/(loss)	-	-	(19,572)	-

Total Other Income / (Expense)	(229,405)	2,305	(415,233)	83,372

Loss Before Provision for Income Taxes	(1,013,693)	(571,502)	(1,684,793)	(854,894)

Provision for Income Taxes	-	-	-	-

Net Loss	(1,013,693)	(571,502)	(1,684,793)	(854,894)

Net loss attributable to noncontrolling interest	8,533	8,172	24,419	8,172

Net loss attributable to common shareholders	$(1,005,160)	$(563,330)	$(1,660,374)	$(846,722)

Basic and Diluted Net Loss per share	$(0.84)	$(0.57)	$(1.42)	$(0.90)

Basic and diluted Weighted Average Number of Common Shares Outstanding	1,192,945	980,064	1,166,150	943,888

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid-In	Non- Controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity

Balance - May 31, 2020	998,622	$100	$11,132,103	$(21,487)	$(6,195,044)	$4,915,672

Shares issued for cash	2,976	-	25,000	-	-	25,000
Shares issued in connection with conversion of note payable	10,738	1	99,999			100,000
Shares issued in connection with notes payable	12,292	1	102,216			102,217
Shares issued in connection with settlement of accounts
Shares issued for payable and accrued liabilities	3,125	-	46,000			46,000
Shares issued in connection with franchise acquisition	18,750	2	164,998	-	-	165,000
Shares issued in connection with consulting agreement	3,472	1	22,777			22,778
Shares issued to directors, officers and employees as compensation	116,175	12	819,297	-	-	819,309
Non-controlling interest of original investment in subsidiaries	-	-	-	240,000	-	240,000
Net loss attributable to noncontrolling interest	-	-	-	(15,866)	-	(15,866)
Net Loss	-	-	-	-	(655,214)	(655,214)

Balance - August 31, 2020	1,166,150	117	12,412,390	202,647	(6,850,258)	5,764,896

Warrants issued in connection with debt	-	-	157,438			157,438
Shares issued in connection with franchise acquisition	37,941	4	413,540	-	-	413,544
Shares issued in connection with consulting agreement	2,813	-	25,420			25,420
Shares issued to directors, officers and employees as compensation	9,844	1	119,632	-	-	119,633
Rounding related to reverse stock split	628	-	-	-	-	-
Net loss attributable to noncontrolling interest	-	-	-	(8,554)	-	(8,554)
Net Loss	-	-	-	-	(1,005,160)	(1,005,160)

Balance - November 30, 2020	1,217,376	$122	$13,128,420	$194,093	$(7,855,418)	$5,467,217

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2020 and 2019

(Unaudited)

	Common Stock		Additional Paid-In	Non- Controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity

Balance - May 31, 2019	875,497	$88	$9,442,639	$-	$(3,574,806)	$5,867,921

Shares issued for PLAYlive Nation acquisition	93,750	9	1,439,991	-	-	1,440,000

Vesting of Common Shares	-	-	27,000	-	-	27,000

Net Loss	-	-	-	-	(283,393)	(283,393)

Balance - August 31, 2019	969,247	97	10,909,630	-	(3,858,199)	7,051,528

Vesting of Common Shares	-	-	36,000	-	-	36,000

Compensation to officer for shares issued for past services	-	-	90,000	-	-	90,000

Shares issued for vesting of employment agreement awards	13,125	1	10		-	11

Non-controlling interest of original investment in subsidiaries	-	-	-	24,013	-	24,013

Net loss attributable to noncontrolling interest	-	-	-	(8,172)	-	(8,172)

Net Loss	-	-	-	-	(563,329)	(563,329)

Balance - November 30, 2019	982,372	$98	$11,035,640	$15,841	$(4,421,528)	$6,630,051

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	November 30, 2020	November 30, 2019

Cash flows from operating activities:
Net loss	$(1,684,794)	$(854,895)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Non-cash interest expense	241,557	-
Depreciation expense	73,249	21,148
Amortization expense	133,229	102,812
Impairment loss	202,586	-
Debt forgiveness income	-	(93,761)
Issuance of shares for services	1,033,140	153,011
Changes in operating assets and liabilities:
Accounts receivable	(3,668)	(67,971)
Inventory	(20,676)	(18,984)
Prepaid expenses	(15,122)	(5,671)
Security deposits	-	(2,568)
Deferred brokerage fees	25,884	5,056
Deferred revenues	(63,279)	14,812
Accounts payable	110,595	13,658
Accrued expenses	(194,222)	(89,101)
Due from franchisees’	(45,516)	(13,342)

Net cash used in operating activities	(207,037)	(835,796)

Cash flows from investing activities:
Cash from acquisition	-	26,180
Lease liability net of lease asset	2,499	(776)
Purchase of property and equipment	(1,949)	(156,319)

Net cash provided by (used in) investing activities	550	(130,915)

Cash flows from financing activities:
Repayment of note payable	(319,477)	-
Proceeds from note payable	1,046,756	-
Deferred financing costs	(137,561)	-
Non-controlling interest of original investment in subsidiaries	-	24,013
Private placement funds received	25,000	50,000

Net cash provided by financing activities	614,718	74,013

Net change in cash	408,231	(892,698)

Cash - beginning of period	160,208	1,540,158

Cash - end of period	$568,439	$647,460

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information

Common stock issued for consideration in an acquisition of assets	$728,544	$1,440,000
Conversion of debt to common shares	$100,000	$-
Increase in prepaid expenses and accrued expenses	$93,827	$-
Warrants issued for debt discount	$102,217	$-

Acquisition of PLAYlive and other Assets:
Goodwill	$-	$2,226,166
Inventory	$110,310	$-
Property and equipment	$443,234	$9,503
Intangible Assets	$150,000	$-
Goodwill	$25,000	$-
Deferred brokerage fees	$-	$805,975
Accounts payable	$-	$(3,574)
Deferred revenue	$-	$(1,624,250)

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

(UNAUDITED)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Simplicity Esports and Gaming Company (the “Company,” “we,” or “our”), was organized as a blank check company organized under the laws of the State of Delaware on April 17, 2017. The Company was formed under the name I-AM Capital Acquisition Company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). On November 20, 2018, the Company changed its name from I-AM Capital Acquisition Company to Smaaash Entertainment Inc. On January 2, 2019, the Company changed its name from Smaaash Entertainment Inc. to Simplicity Esports and Gaming Company.

Through our wholly owned subsidiary, Simplicity Esports, LLC, acquired on January 2, 2019, the Company has begun to implement a unique approach to ensure the ultimate fan friendly esports experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community and we plan to use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry. Simplicity is an established brand in the Esports industry with an engaged fan base competing in popular games across different genres, including League of Legends, PUBG, Gears of War, Smite, Guns of Boom, and multiple EA Sports titles. Additionally, the Simplicity stream team encompasses a unique group of casters, influencers, and personalities, all of whom connect to Simplicity’s dedicated fan base. Simplicity also has begun to open and operate esports gaming centers that will provide the public an opportunity to experience and enjoy gaming and Esports in a social setting, regardless of skill or experience.

On April 2, 2019, Nasdaq filed a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities and Exchange Act of 1934 on Form 25 with the Securities and Exchange Commission relating to the Company’s common stock and warrants. As a result, the Company’s common stock and warrants were delisted from Nasdaq effective April 2, 2019. The Company’s common stock and warrants are quoted on the OTCQB under the symbols “WINR” and “WINRW,” respectively. The Company is currently list on the OTC Market under the symbol “WINR”.

Through our wholly owned subsidiary, PLAYlive Nation, Inc. (“PLAYlive”), acquired on July 29, 2019, the Company has a network of franchised Gaming Centers. As November 30, 2020, approximately 40 locations were considered to be operational, in various states including Arizona, California, Idaho, Florida, Maryland, Michigan, Mississippi, Montana, Oregon, South Carolina, Texas, Utah and Washington. As of November 30, 2020, a number of these locations were unable to resume regular operations as the result of restrictions imposed by municipalities related to COVID-19 (Note 2). PLAYlive offers a video gaming lounge concept to qualified franchisees. PLAYlive currently offers single-unit location franchises, as well as agreements to develop multiple locations. This PLAYlive model is being interlaced with the esports gaming centers mentioned above to create the ultimate gaming center.

On August 17, 2020, the Company filed a Certificate of Amendment to increase the authorized shares of common stock from 20,000,000 to 36,000,000. Accordingly, the Company’s authorized capital stock consists of (i) 36,000,000 shares of common stock, and (ii) 1,000,000 shares of preferred stock.

On September 28, 2020, the Company’s board of directors approved the reverse stock split in a ratio of 1-for-6 and on September 29, 2020, the Company filed an amended and restated certificate of amendment to its Third Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), implementing the reverse stock split in a ratio of 1-for-6, effective October 13, 2020. On October 12, 2020, the Company filed a certificate of amendment to the Certificate of Incorporation changing the effective date of the foregoing reverse stock split to November 4, 2020. On November 17, 2020, the Company filed a certificate of amendment to the Certificate of Incorporation, changing the reverse stock split to a ratio of 1-for-8. The reverse stock split, in the ratio of 1-for-8, became effective on November 20, 2020. The reverse stock split is intended to allow the Company to meet the minimum share price requirement of the Nasdaq Capital Market. There is no assurance that our listing application will be approved by the Nasdaq Capital Market.

All share and per share data in the accompanying condensed consolidated financial statements have been retroactively restated to reflect the effect of the reverse stock split.

In connection with the new business initiatives, the Company has formed the following subsidiaries:

●	Simplicity Esports, LLC, a limited liability company incorporated in Florida and a wholly owned subsidiary of the Company.
●	PLAYlive Nation, Inc., company incorporated in Delaware and a wholly owned subsidiary of the Company.
●	PLAYlive Nation Holdings, LLC, a limited liability company incorporated, and a wholly owned subsidiary of the Company.
●	Simplicity One Brasil Ltd, a company incorporated under the laws of Brazil and a 76% owned subsidiary of the Company.
●	Simplicity Happy Valley, LLC, a limited liability company incorporated in Oregon and a 79% owned subsidiary of the Company.
●	Simplicity Redmond, LLC, a limited liability company incorporated in Washington and a 79% owned subsidiary of the Company.
●	Simplicity El Paso, LLC, a limited liability company incorporated in Texas and is 51% owned by the Company (see Note 5).
●	Simplicity Union Gap, LLC, a limited liability company incorporated in Washington and is wholly owned by the Company (see Note 5).
●	Simplicity Kennewick, LLC, a limited liability company incorporated in Washington and is wholly owned by the Company (see Note 5).
●	Simplicity Humble, LLC, a limited liability company incorporated in Texas and is wholly owned by the Company (see Note 5).
●	Simplicity Frisco, LLC, a limited liability company incorporated in Texas and is wholly owned by the Company (see Note 5).
●	Simplicity Billings, LLC. a limited liability company incorporated in Montana and is wholly owned by the Company (see Note 5).
●	Simplicity Brea, LLC. a limited liability company incorporated in California and is wholly owned by the Company (see Note 5).
●	Simplicity Santa Rosa, LLC, a limited liability company incorporated in California and is wholly owned by the Company (see Note 5).
●	Simplicity St. Petersburg, LLC, a limited liability company incorporated in Florida and is wholly owned by the Company (see Note 5).

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended May 31, 2020, as filed with the SEC on August 31, 2020. The interim results for the six months ended November 30, 2020, are not necessarily indicative of the results to be expected for the year ending May 31, 2021 or for any future interim periods.

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

Basis of Consolidation

The condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries and all intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has no cash equivalents as of November 30, 2020 and May 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts through November 30, 2020.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on November 30, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2—Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3—Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, due from and to related parties, prepaid expenses, accounts payable and accrued liabilities approximate their fair market value based on the short-term maturity of these instruments.

Foreign Currencies

Revenue and expenses are translated at average rates of exchange prevailing during the year.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

(UNAUDITED)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the six months ended November 30, 2020 and 2019 include estimates for allowance for doubtful accounts on accounts receivable, the estimates for obsolete or slow-moving inventory, the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, the estimate of the fair value of the right of use asset and lease liability, the value of beneficial conversion features, and the fair value of non-cash equity transactions.

Revenue Recognition

The Company follows Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.

The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods and services. Our revenue is derived from the three sources listed below.

Deferred Revenues

Deferred revenues are classified as current and long-term based on when management estimates the revenues will be recognized.

The Company receives payments from franchisees in advance of all performance obligations having been met, including but not limited to franchise locations being opened. As certain conditions agreed to in these franchise agreements are performed, revenues are recognized.

Deferred costs include commissions paid to brokers related to the sale of specific new franchises which have not met revenue recognition criteria as of November 30, 2020. These costs are recognized in the same period as the initial franchise fee revenue is recognized.

Accounts Receivable

The Company estimates the allowance for doubtful accounts based on an analysis of specific customers (i.e. franchisees), taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable are written off against the allowance when management determines it is probable the receivable is worthless. Customer account balances with invoices dated over 90 days old are considered delinquent and considered in the allowance assessment. The Company performs credit evaluations of its customers and, generally, requires no collateral. As of November 30, 2020, management has recorded an allowance for doubtful accounts of $139,867.

Property and Equipment

Property and equipment and leasehold improvements are recorded at its historical cost. The cost of property and equipment is depreciated over the estimated useful lives, when placed in service (ranging from 3 -5 years), of the related assets utilizing the straight-line method of depreciation. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related leases or the estimated useful lives of the assets. Ordinary repairs and maintenance are expensed when incurred and major repairs will be capitalized and expensed if they benefit future periods. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

(UNAUDITED)

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This guidance is effective for the Company as of January 1, 2019. The Company adopted ASU 2018-07 on January 1, 2019. The adoption of ASU 2018 did not have any material impact on the Company’s consolidated financial statements.

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The updated guidance is effective for interim and annual periods beginning after December 15, 2018.

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; and (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations.

Basic Loss Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Basic loss per share is calculated by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. When the Company records a loss from operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per common share. The following potentially dilutive equity securities outstanding as of November 30, 2020 and 2019 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	November 30,
	2020	2019
Stock warrants	820,055	803,001
Convertible notes	108,696	64,750
Total	928,751	867,751

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of November 30, 2020 and May 31, 2020, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of November 30, 2020.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

(UNAUDITED)

Recently Issued and Recently Adopted Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following is summary of recent accounting developments.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the condensed consolidated financial statements.

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

As reflected in the unaudited condensed consolidated financial statements, the Company has an accumulated deficit, working capital deficit of and a net loss of $7,855,418, $2,670,387 and $1.684.793, respectively, as of November 30, 2020. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Gaming Centers as of May 1, 2020 and have since reopened ten corporate and 11 franchised Simplicity Gaming Centers as of January 14, 2021, the majority of which are operating at restricted capacity based on local COVID-19 regulations. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. We have not written off as bad debt any accounts receivables attributable to franchisee minimum monthly royalty payments owed during the COVID-19 pandemic. Notwithstanding, it is unclear exactly how much of the increase in accounts receivables is attributable to the impact of COVID-19. For the months of July and August 2020, we have waived the minimum monthly royalty payment obligations for the months of July and August 2020 and are instead billing the franchisees a true-up of 6% of gross sales without a minimum.

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

The measures taken to date have negatively impacted the Company’s business during the six months ended November 30, 2020 and will potentially continue to impact the Company’s business. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

(UNAUDITED)

NOTE 3 — PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

	November 30, 2020	May 31, 2020

Leasehold improvements	$110,849	$52,189
Property and equipment	631,424	243,314
Total cost	742,273	295,503
Less accumulated depreciation	(136,019)	(62,770)
Net property and equipment	$606,254	$232,733

During the six months ended November 30, 2020 and 2019, the Company recorded depreciation expense of $73,249 and $21,148, respectively

NOTE 4 — INTANGIBLE ASSETS

The following table sets forth the intangible assets, including accumulated amortization as of November 30, 2020:

	November 30, 2020		May 31, 2020
	Remaining Useful Life	Intangible Assets	Remaining Useful Life	Intangible Assets
Non-Competes	4 years	$1,023,118	4.50 years	$1,023,118
Trademarks	Indefinite	866,000	Indefinite	866,000
Customer database	2 years	35,000	10 years	—
Restrictive covenant	2 years	115,000	—	—
Customer contracts	10 years	343,414	—	546,000
Internet domain	2 years	3,000	2.50 years	3,000
Total intangible assets		$2,385,532		$2,438,118

Accumulated amortization		(429,973)		(296,744)
Net carrying value		$1,955,559		$2,141,374

The following table sets forth the future amortization of the Company’s intangible assets as of November 30, 2020:

For the fiscal years ending May 31:
2021	$133,229
2022	266,040
2023	265,457
2024	130,197
2025	10,834
Thereafter	283,802
Total	$1,089,559

During the six months ended November 30, 2020 and 2019, the Company recorded amortization expense of $133,229 and $102,812, respectively. During the six months ended November 30, 2020, the Company recorded $202,586 of impairment loss in relation to the customer contracts resulting from termination of franchise agreements.

Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of Simplicity Esports LLC, PLAYlive Nation Inc. and Simplicity El Paso, LLC. The composition of the goodwill balance, is as follows:

	November 30, 2020	May 31, 2020
Simplicity Esports, LLC	$4,456,250	$4,456,250
Simplicity El Paso, LLC	25,000	—
PLAYlive Nation Inc.	698,891	698,891
Total Goodwill	$5,180,141	$5,155,141

NOTE 5 — ACQUISITIONS

The Simplicity One Acquisition:

On January 14, 2020 the Company acquired a 90% interest in Simplicity One Brasil Ltda, for approximately $2,000. This interest was reduced during the three months ended August 31, 2020 as more fully described in Note 7.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

(UNAUDITED)

Simplicity El Paso, LLC:

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

The table below presents a provisional allocation of the gross $315,000 purchase price as of June 26, 2020:

Merchandise	$27,000
Furniture, Fixtures and Equipment	113,000
Customer Database	35,000
Goodwill	25,000
Restrictive Covenant	115,000
Total value of acquisition	$315,000

Asset Purchase Agreements:

Simplicity Kennewick, LLC:

On September 22, 2020, the Company’s wholly-owned subsidiary, Simplicity Kennewick, LLC (“Simplicity Kennewick”) entered into an Asset Purchase agreement (“APA”) with Ignatious O’Riley, an existing franchisee (“Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 2,990 shares of the Company’s common stock with fair value of $29,416 or $9.84 per share based on the fair value of assets acquired. Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the APA to determine if the Company acquired a business or acquired assets.

Simplicity Union Gap, LLC:

On September 23, 2020, the Company’s wholly-owned subsidiary, Simplicity Union Gap, LLC (“Simplicity Union Gap”) entered into an Asset Purchase agreement (“APA”) with Five Point Legacy Corp., an existing franchisee (“Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 4,506 shares of the Company’s common stock with fair value of $43,974 or $9.76 per share based on the fair value of assets acquired. Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the APA to determine if the Company acquired a business or acquired assets.

Simplicity St Petersburg, LLC:

On October 1, 2020, the Company entered into an Asset Purchase agreement (“APA”) with Parryproject LLC., Owen Parry and Jennie Parry, an existing franchisee (collectively as “Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 3,688 shares of the Company’s common stock with fair value of $38,650 or $10.48 per share based on the fair value of assets acquired. These assets were transferred to the Company’s wholly-owned subsidiary, Simplicity St. Peterburg, LLC. Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the APA to determine if the Company acquired a business or acquired assets.

Simplicity Humble, LLC:

On October 1, 2020, the Company’s wholly-owned subsidiary, Simplicity Humble, LLC (“Simplicity Humble”) entered into an Asset Purchase agreement (“APA”) with Team Centore Entertainment Corp., and Charles Centore, an existing franchisee (collectively as “Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 8,402 shares of the Company’s common stock with fair value of $88,052 or $10.48 per share based on the fair value of assets acquired. Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the APA to determine if the Company acquired a business or acquired assets.

Simplicity Frisco, LLC:

On October 12, 2020, the Company’s wholly-owned subsidiary, Simplicity Frisco, LLC (“Simplicity Frisco”) entered into an Asset Purchase agreement (“APA”) with JAR Mathis Holdings, Jared Mathis and Amy Mathis, an existing franchisee (collectively as “Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 6,202 shares of the Company’s common stock with fair value of $74,423 or $12.00 per share based on the fair value of assets acquired. Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the APA to determine if the Company acquired a business or acquired assets.

Simplicity Santa Rosa, LLC:

On October 30, 2020, the Company’s wholly-owned subsidiary, Simplicity Santa Rosa, LLC (“Simplicity Santa Rosa”) entered into an Asset Purchase agreement (“APA”) with B&R Franchise Investments, LLC, Brian Chu and Richard Loo, an existing franchisee (collectively as “Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 4,202 shares of the Company’s common stock with fair value of $48,068 or $11.44 per share based on the fair value of assets acquired. Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the APA to determine if the Company acquired a business or acquired assets.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

(UNAUDITED)

Simplicity Brea, LLC:

On October 30, 2020, the Company’s wholly-owned subsidiary, Simplicity Brea, LLC (“Simplicity Brea”) entered into an Asset Purchase agreement (“APA”) with Nextgen Gaming, LLC, Ajay Chunilal Shah and Shweta Shah, an existing franchisee (collectively as “Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 3,255 shares of the Company’s common stock with fair value of $37,237 or $11.44 per share based on the fair value of assets acquired. Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the APA to determine if the Company acquired a business or acquired assets.

Simplicity Billings, LLC:

On October 30, 2020, the Company’s wholly-owned subsidiary, Simplicity Billings, LLC (“Simplicity Billings”) entered into an Asset Purchase agreement (“APA”) with Button Mashers, Inc, Jon Bessmer and Brandy Bessmer, an existing franchisee (collectively as “Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 4,696 shares of the Company’s common stock with fair value of $53,725 or $11.44 per share based on the fair value of assets acquired. Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the APA to determine if the Company acquired a business or acquired assets.

The following table summarizes the total of the assets acquired during the three months ended November 30, 2020:

Assets acquired:
Furniture, Fixtures and Equipment	$330,234
Inventory	83,310
Total assets acquired at fair value	$413,544

Purchase consideration paid:
37,941 shares of common stock	$413,544
Total purchase consideration paid	$413,544

NOTE 6 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. The Company entered various lease agreements. These leases require the Company to pay a monthly base rent plus a pro rata share of operating expenses beginning 2019 until 2025. The Company recorded right-of-use assets and lease liabilities in aggregate amount of $1,575,265 as of November 30, 2020.

For the six months ended November 30, 2020, lease costs amounted to $83,042 which included base lease costs of $74,452 and common area and other expenses of $8,589, all of which were expensed during the period and included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability was a discount rate of 10% which was based on the Company’s estimated incremental borrowing rate.

Right-of-use asset (“ROU”) is summarized below:

November 30, 2020
Operating leases	$1,575,265
Less accumulated reduction	(254,420)
Balance of ROU asset as of November 30, 2020	$1,320,845

Operating lease liability related to the ROU asset is summarized below:

November 30, 2020
Operating leases	$1,575,265
Total lease liabilities	1,575,265
Reduction of lease liability	(251,921)
Total	1,323,344
Less: short term portion as of November 30, 2020	(281,088)
Long term portion as of November 30, 2020	$1,042,256

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

(UNAUDITED)

Future base lease payments under the non-cancelable operating lease at November 30, 2020 are as follows:

Years Ending May 31,	Amount
2021	$203,709
2022	407,278
2023	391,832
2024	373,870
2025	330,017
2026	110,000
Total minimum non-cancelable operating lease payments	1,816,706
Less: discount to fair value	(493,362)
Total lease liability at November 30, 2020	$1,323,344

NOTE 7 — RELATED PARTY TRANSACTIONS

Kaplan Promissory Note

On May 12, 2020 (the “Issue Date”), the Company issued a promissory note (the “Kaplan Note”) in the principal sum of $90,000 in favor of Jed Kaplan, the Company’s Chief Executive Officer, interim Chief Financial Officer, member of the Company’s Board of Directors and greater than 5% stockholder of the Company. The Kaplan Note matures on the first business day following the 150-day anniversary of the Issue Date (the “Maturity Date”). The Company will use the proceeds of the Kaplan Note to fund the operations of Simplicity One Brasil Ltda, the Company’s majority owned subsidiary (“Simplicity Brasil”) (see Note 9).

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

Operating Lease Right of Use Obligation

The Company entered into various lease agreements; these leases require the Company to pay a monthly base rent plus a pro rata share of operating expenses beginning 2019 until 2025 (see Note 6).

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

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

On July 29, 2020, the Board of Directors approved for Mr. Kaplan a $75,000 cash bonus and authorized the issuance of 250,000 shares of the Company’s common stock both related to his performance during the fiscal year ended May 31, 2020. As of November 30, 2020, the Company has accrued $75,000 related to Mr. Kaplans cash bonus. During the six months ended November 30, 2020, the 250,000 shares of common stock valued at $216,625 were issued.

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

On July 29, 2020, the Board of Directors approved for Mr. Franklin a $75,000 cash bonus and authorized the issuance of 250,000 fully vested shares of the Company’s common stock both related to his performance during the fiscal year ended May 31, 2020. As of November 30, 2020, the Company has accrued $75,000 related to Mr. Franklins cash bonus and $216,625 related to the Common Shares to be issued to Mr. Franklin.

On July 29, 2020, the Board of Directors approved the issuance of 192,000 shares of common stock to an employee and the Directors of the Company for services provided during the fiscal year ended May 31, 2020.

Litigation

On August 5, 2020, a lawsuit styled Duncan Wood v. PLAYlive Nation, Inc. and Simplicity eSports and Gaming Company (Case No. 20-1043) was filed in the U.S. District Court for the District of Delaware. The complaint alleges unlawful failure to make timely and reasonable payment of wages, breach of contract, breach of the duty of good faith and fair dealing and unjust enrichment. The plaintiff seeks monetary damages for compensation alleged to be owed, treble damages, interest on all wage compensation, reasonable attorneys’ fees and other relief as the Court deems just and proper. On October 30, 2020 Duncan Wood and Simplicity Esports and Gaming Company executed a mutual General Release and the lawsuit was dismissed with prejudice.

NOTE 9 - DEBT

The table below presents outstanding debt instruments as of November 30, 2020 and May 31, 2020:

	November 30, 2020	May 31,2020
10% Fixed Convertible Promissory Note	$—	$152,500
Self-amortization promissory notes	1,133,023	—
August 7, 2020 self-amortization promissory note	333,333	—
Related Party Note	—	64,728
Convertible Note Payable	1,000,000	1,000,000
	2,466,356	1,217,228
Less: debt discount	(366,227)	(25,180)
Total	$2,100,129	$1,192,048

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

(UNAUDITED)

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

Pursuant to the terms of the Harbor Gates Note, the Company agreed to issue Harbor Gates shares of Company common stock in two tranches as follows:

(i)	1,250 shares of common stock within three trading days of the Effective Date; and
(ii)	In the event the average of the three-volume weighted average prices for the Company’s common stock during the three consecutive trading days immediately preceding the date which is the 180th day following the Effective Date is less than $8.00 per share, then Harbor Gates will be entitled, and the Company will issue to Harbor Gates additional shares of common stock as set forth in the Harbor Gates Note.

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

On July 2, 2020, the 10% Fixed Convertible Promissory Note was repaid in full. A cash payment of $201,300 including principal of $152,500, guaranteed interest of $15,200 and prepayment penalties of $33,600 was made to the lender. In connection with the repayment of the note, the Company recorded a charge to interest expense in the amount of $73,980 comprised of $48,800 related to interest and prepayment penalties and $25,180 related to accelerated accretion of unamortized debt discount recorded in connection with the original issue discount and in connection with common shares issued to the lender.

Self-Amortization Promissory Notes

On June 18, 2020 (the “Issue Date”), the Company entered into a securities purchase agreement (the “June 18, 2020 SPA”) with an accredited investor (the “Holder”), pursuant to which the Company issued a 12% self-amortization promissory note (the “June Amortization Note”) with a maturity date of June 18, 2021 (the “Maturity Date”), in the principal sum of $550,000. Pursuant to the terms of the June Amortization Note, the Company agreed to pay to $550,000 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum. The Amortization Note carries an original issue discount (“OID”) of $55,000. The Company received net proceeds of $467,650, net of original issue discount of $55,000 and origination fees of $27,350. In addition, pursuant to the terms of the SPA, the Company issued 6,875 shares of the Company’s common stock to the Holder as additional consideration. The 6,875 shares were value at $62,150, or $9.04 per share, based on the quoted trading price on the date of grant.

The Company may prepay the June Amortization Note at any time prior to the date that an Event of Default (as defined in the Amortization Note) (each an “Event of Default”) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium). The Amortization Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Amortization Note or SPA.

The Company is required to make amortization payments to the Holder according to the following schedule:

Payment Date	Payment Amount
10/16/2020	$66,125
11/16/2020	66,125
12/16/2020	66,125
01/18/2021	66,125
02/18/2021	66,125
03/18/2021	66,125
04/16/2021	66,125
05/18/2021	66,125
06/18/2021	65,921
Total:	$594,921

In connection with the November 23, 2020 SPA discussed below, the Company repaid principal and interest of $198,375 on this June 18, 2020 Note.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

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

On November 25, 2020, the Company entered into a securities purchase agreement (the “November 23, 2020 SPA”), dated as of November 23, 2020 (the “Effective Date”) with the Holder, pursuant to which the Company issued a 12% self-amortization promissory note (the “November Amortization Note”) with a maturity date of November 23, 2021 (the “Maturity Date”), in the principal sum of $750,000. Pursuant to the terms of the November Amortization Note, the Company agreed to pay to $750,000 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum. The Company received net proceeds of $441,375, net of original issue discount of $75,000, origination fees of $35,250, and the partial repayment of principal and interest of $198,375 on the June 18, 2020 Note. In addition, pursuant to the terms of the SPA, the Company granted 17,054 warrants to purchase 17,054 shares of the Company’s common stock, subject to adjustment. In connection with the November Amortization Note, during the first twelve months of this note, interest equal to $90,000 shall be guaranteed and earned in full as of the Effective Date, provided, however, that if the November Amortization Note is repaid in its entirety on or prior to February 23, 2021, then the interest shall be accrued on a per annum basis based on the number of days elapsed as of the repayment date from the Effective Date.

In connection with the November 23, 2020 SPA, the Company shall issue warrants equal to 375,000 divided by the Exercise Price (as defined below) (the “Warrant Shares”) (whereby such number may be adjusted from time to time pursuant to the terms and conditions of this Warrant) at the Exercise Price per share then in effect. For purposes of this Warrant, the term “Exercise Price” shall mean 110% of the public offering price of the Company’s common stock under the public offering contemplated by the registration statement on Form S-1 filed by the Company on October 23, 2020 (the “Uplist Offering”), provided, however, that if the Uplist Offering has not been consummated on or before May 23, 2021, then the Exercise Price shall mean the closing bid price of the Company’s common stock on December 23, 2020, subject to adjustment as provided in the warrant (including but not limited to cashless exercise), and the term “Exercise Period” shall mean the period commencing on the earlier of (i) the date of the Company’s consummation of the Uplist Offering or (ii) May 23, 2021, and ending on the five-year anniversary thereof. In connection with the issuance of these warrants, on the initial measurement date, the relative fair value of the warrants of $157,438 was recorded as a debt discount and an increase in paid-in capital.

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

The Company is required to make ten monthly amortization payments to the Holder of $84,000 commencing on February 23, 2021 through November 23,2021. according to the following schedule:

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

The Holder shall have the right, at any time following an Uncured Default Date (as defined in this Note), to convert all or any portion of the then outstanding and unpaid principal amount and interest (including any default interest) into shares of the Company’s common stock at the Conversion Price. Following the Uncured Default Date the Conversion Price shall equal the lesser of (i) 105% multiplied by the closing bid price of the Company’s common stock or (ii) the closing bid price of the Company’s common stock immediately preceding the date of the respective conversion (the “Conversion Price”).

The Company intends to repay the Amortization Note in accordance with its terms so that no amount under the Amortization Note is converted into shares of the Company’s common stock.

As of November 30, 2020, the June and August Amortization Notes are not in default.

The Company recorded a total debt discount in the amount of $144,500 in connection with the common shares issued to the Holder and an original issue discount associated with the note.

In connection with the June and August Amortization Notes, during the six months ended November 30, 2020. the Company recognized interest expense of $90,474 related to amortization of the discount

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

(UNAUDITED)

August 7, 2020 Self-Amortization Promissory Note

On August 7, 2020 (the “Issue Date”), the Company, entered into a securities purchase agreement (the “SPA”) with FirstFire Global Opportunities Fund, LLC, an accredited investor (the “Holder”), pursuant to which the Company issued a 12% self-amortization promissory note (the “Amortization Note”) with a maturity date of August 7, 2021 (the “Maturity Date”), in the principal sum of $333,333. Pursuant to the terms of the Amortization Note, the Company agreed to pay to $333,333 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum. The Amortization Note carries an original issue discount (“OID”) of $33,333. The Company received net proceeds of $280,500, net of original issue discount of $33,333 and origination fees of $19,500. In addition, pursuant to the terms of the SPA, the Company issued 4,167 shares of the Company’s common stock to the Holder as additional consideration. The 4,167 shares were value at $30,166, or $7.24 per share, based on the quoted trading price on the date of grant.

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

The Company is required to make amortization payments to the Holder according to the following schedule:

Payment Date	Payment Amount
12/07/2020	$40,075.75
01/07/2021	40,075.75
02/08/2021	40,075.75
03/08/2021	40,075.75
04/07/2021	40,075.75
05/07/2021	40,075.75
06/07/2021	40,075.75
07/07/2021	40,075.75
08/07/2021	39,952.34
Total:	$360,558.34

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

In connection with the August 7, 2020 Self-Amortization promissory note, during the six months ended November 30, 2020. the Company recognized interest expense of $38,487 related to amortization of the discount.

Related Party - Kaplan Promissory Note

On May 12, 2020 (the “Issue Date”), the Company issued a promissory note (the “Kaplan Note”) in the principal sum of $90,000 in favor of Jed Kaplan, the Company’s Chief Executive Officer, interim Chief Financial Officer, member of the Company’s Board of Directors and greater than 5% stockholder of the Company. The Kaplan Note matures on the first business day following the 150-day anniversary of the Issue Date (the “Maturity Date”). The Company will use the proceeds of the Kaplan Note to fund the operations of Simplicity One Brasil Ltda, the Company’s majority owned subsidiary (“Simplicity Brasil”) (see Note 7).

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

Subject to the terms of the Kaplan Note, Mr. Kaplan agreed to make one direct Advance to and for the benefit of the Company on the Issue Date in the amount of $45,000, and one additional Advance to and for the benefit of the Company at such time as the Company may request during the two-month period following the Issue Date. The total of the aggregate principal balance of all Advances (collectively referred to herein as the “Principal Amount”) outstanding at any time shall not exceed the Maximum Commitment. Advances made by Mr. Kaplan to the Company under the Kaplan Note which have been repaid may not be borrowed again.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

(UNAUDITED)

The Company may prepay the Kaplan Note, in whole or in part, without a prepayment penalty, at any time provided that an Event of Default has not then occurred.

As of May 31, 2020, the balance of the Kaplan noted was $64,728. During the six months ended November 30, 2020 Mr. Kaplan advanced an additional $25,272 under the terms of the note. During the quarter ended November 30, 2020, Mr. Kaplan exchanged the note together with accrued interest in exchange for his acquisition of a 10% interest in the Company’s wholly owned subsidiary Simplicity Brasil.

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

The Series A-1 Note was convertible into shares of the Company’s common stock (“Conversion Shares”) at an initial conversion price of $15.44 per share, subject to adjustment for any stock dividends and splits, rights offerings, distributions, combinations or similar transactions. Upon the closing of the Acquisition, the conversion price was automatically adjusted to equal the arithmetic average of the volume weighted average price (“VWAP”) of the Company’s common stock in the five trading days prior to the closing date of the Acquisition. Maxim was permitted to convert the Series A-1 Note at any time, in whole or in part, provided that upon receipt of a notice of conversion Maxim, the Company had the right to repay all or any portion of the Series A-1 Note included in the notice of conversion.

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

The Series A-2 Note has terms substantially similar to those of the Series A-1 Note except that the Series A-2 Note has a maturity date of June 20, 2020, and an initial conversion price of $15.44, which will be automatically adjusted to the lower of (i) the conversion price then in effect, and (ii) the greater of the arithmetic average of the VWAP of the Company’s common stock in the five trading days prior to the notice of conversion and $4.00.

As of December 31, 2018, upon the closing of the Acquisition, the Series A-1 Note automatically converted into 24,206 shares of the Company’s common stock

On June 4, 2020, $100,000 of principal balance was converted into 10,738 shares of common stock in accordance with the terms of the Maxim Note.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

(UNAUDITED)

On June 18, 2020, the Company and Maxim entered into that certain first amendment to the Maxim Note (the “Amendment”), pursuant to which the Parties agreed to the following: (i) Maxim’s resale of the Company’s common stock (the “Common Stock”) underling the Maxim Note shall be limited to 10% of the daily volume of the Common Stock on each respective trading day, (ii) the maturity date of the Maxim Note was extended to December 31, 2020, (iii) the principal amount of the Maxim Note was increased by $100,000, which is included in interest expense on the accompanying condensed consolidated statement of operations, and (iv) the reference to “$15.44” in Section 4(b) of the Maxim Note was replaced with “$9.20”.

During the six months ended November 30, 2020 the Company recorded interest expense of $38,069. Total principal and accrued interest on Maxim note amounted to $1,000,000 and $75,894 as of November 30, 2020.

NOTE 10 -STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of November 30, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock

On August 17, 2020, the Company amended its certificate of incorporation to increase the total number of authorized shares of the Company’s common stock from 20,000,000 to 36,000,000. Holders of the shares of the Company’s common stock are entitled to one vote for each share. At, November 30, 2020 and May 31, 2020, there were 1,217,376 and 998,622 shares of common stock issued and outstanding respectively.

Common Stock Issued for Cash

In May 2020, the Company issued 2,976 shares of its restricted common stock at a price of $8.72 per share, to William H. Herrmann, Jr. a member of the Company’s board of directors, for an aggregate purchase price of $25,000.

Common Stock Issued in Connection with Debt

Effective June 4, 2020, the Company issued 10,738 shares of common stock at $9.28 per share in connection with the conversion of $100,000 in principal balance of the Convertible Note Payable (see Note 8).

On June 18, 2020, pursuant to the terms of the June 18, 2020 SPA between the Company and an accredited investor, pursuant to which the Company issued a 12% self-amortization promissory note (Note 8) in the principal amount of $550,000, the Company issued 6,875 shares of common stock at $9.04 per share, to such accredited investor as additional consideration for the purchase of such note. The 6,875 shares were value at $62,150, or $9.04 per share, based on the quoted trading price on the date of grant, which was included in debt discount and accreted over the term of the debt.

Effective July 1, 2020 pursuant to the terms of that certain 10% Fixed Convertible Promissory Note dated April 29, 2020 in the principal amount of $152,500 issued by the Company in favor of Harbor Gates Capital, LLC, the Company issued 1,250 shares of our restricted common stock, issued at $7.92 per share, to Harbor Gates Capital, LLC as additional consideration for the purchase of such note. The 1,250 shares were value at $9,900, or $7.92 per share, based on the quoted trading price on the date of grant, which was included in debt discount and accreted over the term of the debt.

Effective August 10, 2020, pursuant to the terms of that certain Securities Purchase Agreement between the Company and an accredited investor pursuant to which we issued a 12% self-amortization promissory note (Note 8) in the principal amount of $333,333, the Company issued 4,167 shares of common stock at $7.28 per share. The 4,167 shares were value at $30,166, or $7.24 per share, based on the quoted trading price on the date of grant, which was included in debt discount and accreted over the term of the debt.

Common Stock Issued for Accounts Payable

On June 4, 2020, the Company issued 3,125 shares of common stock at $14.72 per share in satisfaction of an outstanding balance owed to a vendor in the amount of $46,000. In connection with this issuance, the Company reduced accounts payable by $33,865 and recorded debt settlement expense of $12,135.

Common Stock Issued for Acquisitions

On July 1, 2020, the Company acquired the assets of one of its franchisee-owned esports gaming centers on Fort Bliss U.S. Military base in El Paso, TX. In connection with the acquisition the Company issued 18,750 restricted shares at $8.80 per share, or $165,000.

On September 22, 2020, in connection with an Asset Purchase agreement with Ignatious O’Riley, an existing franchisee (“Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 2,989 shares of the Company’s common stock with fair value of $29,416 or $9.84 per share (see Note 5).

On September 23, 2020, the Company’s wholly-owned subsidiary, Simplicity Union Gap entered into an Asset Purchase agreement with Five Point Legacy Corp., an existing franchisee (“Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 4,506 shares of the Company’s common stock with fair value of $43,974 or $9.76 per share (see Note 5).

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2020

(UNAUDITED)

.

On October 1, 2020, the Company entered into an Asset Purchase agreement with Parryproject LLC., Owen Parry and Jennie Parry, an existing franchisee (collectively as “Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 3,688 shares of the Company’s common stock with fair value of $38,650 or $10.48 per share (see Note 5).

On October 1, 2020, the Company’s wholly-owned subsidiary, Simplicity Humble entered into an Asset Purchase agreement with Team Centore Entertainment Corp., and Charles Centore, an existing franchisee (collectively as “Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 8,402 shares of the Company’s common stock with fair value of $88,052 or $10.48 per share (see Note 5).

On October 12, 2020, the Company’s wholly-owned subsidiary, Simplicity Frisco entered into an Asset Purchase agreement with JAR Mathis Holdings, Jared Mathis and Amy Mathis, an existing franchisee (collectively as “Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 6,202 shares of the Company’s common stock with fair value of $74,423 or $12.00 per share (see Note 5).

On October 30, 2020, the Company’s wholly-owned subsidiary, Simplicity Santa Rosa entered into an Asset Purchase agreement with B&R Franchise Investments, LLC, Brian Chu and Richard Loo, an existing franchisee (collectively as “Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 4,202 shares of the Company’s common stock with fair value of $46,068 or $11.44 per share (see Note 5).

On October 30, 2020, the Company’s wholly-owned subsidiary, Simplicity Brea entered into an Asset Purchase agreement (“APA”) with Nextgen Gaming, LLC, Ajay Chunilal Shah and Shweta Shah, an existing franchisee (collectively as “Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 3,255 shares of the Company’s common stock with fair value of $37,237 or $11.44 per share (see Note 5).

On October 30, 2020, the Company’s wholly-owned subsidiary, Simplicity Billings entered into an Asset Purchase agreement with Button Mashers, Inc, Jon Bessmer and Brandy Bessmer, an existing franchisee (collectively as “Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 4,697 shares of the Company’s common stock with fair value of $52,725 or $11.44 per share (see Note 5).

Common Stock Issued for Compensation

On June 30, 2020, the Company issued 12,334 shares of common stock at $7.76 per share to various employees of the Company as compensation. In connection with the issuance of these shares, the Company recorded stock-based compensation of $95,700.

During the three months ended August 31, 2020, the Company issued 84,062 shares of common stock to executive officers of the Company for services rendered. Additionally, the Company issued 19,779 shares of common stock to employees for services rendered. The shares were valued at per share prices ranging from $6.56 to $14.72, based on the quoted trading price on the date of grant. In connection with the issuance of these shares, during the six months ended November 30, 2020, the Company recorded stock-based compensation of $54,395 and reduced prior accrued compensation by $669,215.

Effective August 1, 2020, the Company entered into a marketing agreement whereby the Company issued 3,472 shares of common stock at $6.56 per share. In connection with the issuance of these shares, the Company recorded stock-based professional fees of $15,185 and prepaid expenses of $7,593 which will be amortized over the remaining service period.

During the three months ended November 30, 2020, the Company issued an aggregate of 9,844 restricted common shares of the Company to executive officers of the Company for services rendered. These shares were valued at $119,632, or per share prices ranging from $9.04 per share to $11.44 per common share, based on the quoted trading price on the date of grant. In connection with the issuance of these shares, during the six months ended November 30, 2020, the Company recorded stock-based compensation of $119,632.

On September 16, 2020, the Company issued an aggregate of 2,813 restricted common shares of the Company to executive officers and employees of the Company for services rendered. These shares were valued at $25,420, or $9.04 per share, based on the quoted trading price on the date of grant. In connection with the issuance of these shares, during the six months ended November 30, 2020, the Company recorded stock-based professional fees of $25,420.

Warrants

In connection with the November 23, 2020 SPA (see Note 8), the Company shall issue warrants equal to 375,000 divided by the Exercise Price (as defined below) (the “Warrant Shares”) (whereby such number may be adjusted from time to time pursuant to the terms and conditions of this Warrant) at the Exercise Price per share then in effect. For purposes of this Warrant, the term “Exercise Price” shall mean 110% of the public offering price of the Company’s common stock under the public offering contemplated by the registration statement on Form S-1 filed by the Company on October 23, 2020 (the “Uplist Offering”), provided, however, that if the Uplist Offering has not been consummated on or before May 23, 2021, then the Exercise Price shall mean the closing bid price of the Company’s common stock on December 23, 2020, subject to adjustment as provided in the warrant (including but not limited to cashless exercise), and the term “Exercise Period” shall mean the period commencing on the earlier of (i) the date of the Company’s consummation of the Uplist Offering or (ii) May 23, 2021, and ending on the five-year anniversary thereof. In connection with the issuance of these warrants, on the initial measurement date, the relative fair value of the warrants of $157,438 was recorded as a debt discount and an increase in paid-in capital.

Warrant activities for the six months ended November 30, 2020 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding May 31, 2020	803,000	$83.04	-	$-
Granted	17,054	21.99
Cancelled	-	-
Balance Outstanding November 30, 2020	820,054	$81.74	3.10	$-
Exercisable, November 30, 2020	820,054	$81.74	3.10	$-

NOTE 11 — SUBSEQUENT EVENTS

On December 3, 2020, the Company issued 5,000 shares of its common stock in satisfaction of $50,000 in legal fees. These shares were valued at $80,000, or $16.00 per share, based on the quoted trading price on the date of grant. In connection with the issuance of these shares, the Company reduced accounts payable by $50,000 and recorded legal fees of $30,000.

On December 18, 2020, the Company issued an aggregate of 100,000 shares (50,000 each) to two executive officers as a bonus. These shares were valued at $1,410,000, or $14.10 per share, based on the quoted trading price on the date of grant. In connection with the issuance of these shares, the Company recorded stock-based compensation of $1,410,000. Additionally, these officers shall receive a cash bonus of $125,000 each to be paid when funds are available.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Simplicity Esports and Gaming Company and its subsidiaries. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report and with the audited condensed consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”).

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors sections of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020, as filed with the SEC, as the same may be updated from time to time, including in this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Nasdaq Delisting and Subsequent Application

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

On May 22, 2020, the Company submitted formal application to Nasdaq for listing its shares of stock on the Nasdaq Capital Market. Management believes the Company will meet all standards required for listing on the Nasdaq Capital Market during the first calendar quarter of 2021. A reverse stock split, in the ratio of 1-for-8, became effective on November 20, 2020. The reverse stock split is intended to allow the Company to meet the minimum share price requirement of the Nasdaq Capital Market. There is no assurance that our listing application will be approved by the Nasdaq Capital Market.

The following describes principal activities, separated by major product or service, from which the Company generates its revenues:

Company-owned Store Sales

The Company-owned stores principally generate revenue from retail esports gaming center operations including the sale of game time to casual players on our high speed, high performance gaming stations, the sale of gaming related merchandise and accessories including controllers, collectible card games, such as Pokemon Magic the Gathering, and Yugi-Oh, registration fees from local esports tournaments and leagues, and the sale of party packages for party events. Revenues from Company-owned stores are recognized when the products are delivered, or the service is provided.

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

The Company recognizes initial franchise license fee revenue when the Company has performed substantially all the services required in the franchise agreement. Fees received that do not meet these criteria are recorded as deferred revenues until earned. The pre-opening services provided to franchisees do not contain separate and distinct performance obligations from the franchise right; thus, the fees collected will be amortized on a straight-line basis beginning at the store opening date through the term of the franchise agreement, which is typically 10 years. Franchise license renewal fees, which generally occur every 10 years, are billed before the renewal date. Fees received for future license renewal periods are amortized over the life of the renewal period. There are more than a dozen pending new franchisee gaming centers in the pipeline for expected opening over the next 12 months.

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

Domestic Esports Teams – Simplicity Esports LLC

Through our wholly owned subsidiary Simplicity Esports LLC, we own and manage numerous professional esports teams competing in games such as Overwatch, Apex Legends, Heroes of the Storm and more. We are committed to growing and enhancing the esports industry, fostering the development of amateurs to compete professionally and signing established professional gamers to support their paths to greater success.

International Esports Team - Simplicity One

Since January 2020, through our 76% owned subsidiary Simplicity One, we own and manage Flamengo Esports, one of the leading Brazilian League of Legends® teams. Flamengo ESports was established in 2017 as the Esports division of Clube de Regatas do Flamengo, a successful Brazilian sports organization, with over 40 million followers across social media accounts, known for its world-famous soccer team. Flamengo ESports’ League of Legends® team won the CBLoL Championship in September 2019, which qualified the team to compete at the 2019 League of Legends® World Championship in Europe as one of 24 teams from 13 different regions around the world. Flamengo Esports @flaesports was ranked as the 9th most tweeted about esports organization in the world in 2020.

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

Corporate Gaming Centers

Simplicity Esports LLC and other subsidiary LLCs are operating 11 corporate-owned retail Simplicity Esports Gaming Centers, eight of which were acquired during the quarter. We expect to acquire the assets of four more franchisee owned esports gaming centers, and convert them to corporate owned gaming centers during the first calendar quarter of 2021. We contemplate that new Simplicity Esports Gaming Centers will be funded by us as well as a combination of tenant improvement allowances from landlords and sponsorships.

Franchised Gaming Centers

We have launched a franchising program to accelerate the expansion of our nationwide footprint. We sell specific franchise territories, through our wholly owned subsidiary PLAYlive, and assist with the establishment and buildout of esports gaming centers to potential business owners that desire to use our branding, infrastructure and process to open and operate gaming centers. Franchise revenue is generated from the sale of franchise territories, supplying furniture, equipment and merchandise to the franchisees for buildout of their centers, a gross sales royalty fee and a national marketing fee. We license the use of our branding, assist in identifying and negotiating commercial locations, assist in overseeing the buildout and development, provide access to proprietary software for point of sale, inventory management, employee training and other human resource functions. Franchisees also have an opportunity to participate in our national esports tournament events, and benefit from the growing profile of our professional esports teams. Once an esports gaming center is opened, we provide operational guidance, support and use of branding elements in exchange for a monthly royalty fee calculated as 6% of gross sales. In 2020, we implemented a national marketing fee of 1% of gross sales. To date, we have sold five of these franchise territories. COVID-19 travel restrictions caused us to suspend the sale of new franchise territories from April 1, 2020 until October 1, 2020. During these six months, a pipeline of interested applicants has accumulated, and we anticipate new franchise territory sales over the next 12 months, as a result.

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

Franchise Roll-Up Strategy

We began implementing a franchise roll-up strategy in July 2020, as a result of the disruption caused by COVID-19 related stay at home orders, and the disruption it caused to the commercial real estate market. The reduction in revenues for some franchisees because of stay at home orders, and government mandates to remain closed created significant accrued rent payments due to landlords. We have been able to come to terms with many franchisees to acquire the assets of their gaming centers and make them corporate owned. We have simultaneously negotiated new leases with some of the largest national mall chains and are in the process of negotiating additional locations with other landlords. The new leases involve significant reductions in or elimination of fixed rent and the addition of percentage rent terms. To date, we have signed 11 letters of intent and executed definitive agreements for eight of those locations. We anticipate closing the remaining acquisitions during the first calendar quarter of 2021. We expect each of these locations to be profitable as a result of the significant reduced rent expense via the percentage rent structure.

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

Our Financial Position

For the fiscal years ended May 31, 2020 and 2019, we generated revenues of $861,410 and $37,995, respectively, reported net losses of $2,665,779 and $3,565,272, respectively, and negative cash flow from operating activities of $1,522,486 and $1,395,255, respectively.

For the six months ended November 30, 2020 and 2019, we generated revenues of $497,147 and $319,991, reported net losses of $1,684,793 and $854,894, respectively, and had cash flow used in operating activities of $207,037 and $835,796, respectively. As of November 30, 2020, we had an accumulated deficit of $7,855,418.

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

Summary of Statement of Operations for the Three and Six Months Ended November 30, 2020 and 2019:

Revenue

For the three and six months ended November 30, 2020, revenues consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	November 30, 2020		November 30, 2020
Revenues
Franchise royalties and license fees	$36,877	$200,274	$117,695	$247,012
Franchise termination revenue	54,916	45,224	61,381	-
Company-owned stores sales	167,791	-	244,729	49,643
Esports revenue	36,962	-	73,342	23,336

Total Revenues	$296,546	$245,498	$497,147	$319,991

For the three months ended November 30, 2020, our revenues increased by $51,048, or 20.8%, as compared to the three months ended November 30, 2019. For the six months ended November 30, 2020, our revenues increased by $177,156, or 55.4%, as compared to the six months ended November 30, 2019. These increases were primarily due to the acquisition of PLAYlive, the Company-owned stores and Simplicity One offset by a decrease in franchise royalties and license fees. Our revenue has been affected by the COVID-19 pandemic which caused franchisee business closures.

Cost of Goods Sold

Cost of goods sold for the three and six months ended November 30, 2020 was $67,657 and $108,168, respectively. These costs were related to revenues at PLAYlive and the Company-owned stores. There was no cost of goods sold in the three and six months ended November 30, 2019.

General and Administrative Expenses

General and administrative expenses for the three months ended November 30, 2020 was $1,013,177 as compared to $819,305 for the three months ended November 30, 2019, an increase of $193,872. General and administrative expenses for the six months ended November 30, 2020 was $1,658,539 as compared to $1,258,257 for the six months ended November 30, 2019, an increase of $400,282. Theses change are primarily attributable to the acquisition of PLAYlive, the Company-owned stores and Simplicity One. General and administrative expenses consist primarily of payroll and related costs, stock-based compensation, operating costs, computer and software related costs, rent and impairments losses incurred from the write off of customer contracts related to the termination of franchisee agreements. The increase in selling, general and administrative expenses is primarily related to a $53,000 increase in salary related expenses, a $53,000 increase in bad debt expense and a $123,000 increase in stock-based compensation, offset by other minor reductions in other expense categories.

Loss from Operations

For the three months ended November 30, 2020, loss from operations amounted to $784,288 as compared to $573,807 for the three months ended November 30, 2019, an increase of $210,481, or 26.8%. For the six months ended November 30, 2020, loss from operations amounted to $1,269,560 as compared to $938,266 for the six months ended November 30, 2019, an increase of $331,294, or 59835.3%.

Other (Expense) Income

For the three months ended November 30, 2020, other (expense) income amounted to $(229,405) as compared to $2,305 for the three months ended November 30, 2019, a change of $(231,710), or 100.5%. The increase in other expenses was primarily attributable to an increase in interest expense of $237,985 related to an increase in debt and the amortization of debt discount.

For the six months ended November 30, 2020, other (expense) income amounted to $(415,233) as compared to $83,372 for the six months ended November 30, 2019, a change of $(498,605). The increase in other expenses was primarily attributable to an increase in interest expense of $385,438 related to an increase in debt and the amortization of debt discount and a decrease in debt forgiveness of $90,646.

Net Loss

Net loss for the three months ended November 30, 2020 was $1,013,693 as compared to a net loss of $571,502 for the three months ended November 30, 2019, an increase of $442,191. Net loss for the six months ended November 30, 2020 was $1,684,793 as compared to $854,894 for the six months ended November 30, 2019, an increase of $829,899.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $543,439 and $160,208 as of November 30, 2020 and May 31, 2020, respectively.

Our primary uses of cash have been for salaries, fees paid to third parties for professional services, computer and internet expenses, and general and administrative expenses. We have received funds from the sales of franchises, from licensing fees, from Company-owned stores sales, and from various financing activities such as from the sale of our common shares and from debt financings. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Addition of administrative and sales personnel as the business grows, and

●	The cost of being a public company;

●	Marketing expense for building brand;

●	Capital requirements for the development store locations.

Since inception, we have raised proceeds from the sale of common shares and from debt to fund our operations.

The following table shows a summary of our cash flows for the six months ended November 30, 2020 and 2019.

	Six Months Ended November 30,
	2020	2019
Net cash used in operating activities	$(207,037)	$(835,796)
Net cash provided by (used in) operating activities	550	(130,915)
Net cash provided by financing activities	$614,718	$74,013
Net increase (decrease) in cash	$408,231	$(892,698)
Cash - beginning of the period	$160,208	$1,540,158
Cash - end of the period	$568,439	$647,460

Net Cash Used in Operating Activities:

Net cash flow used in operating activities for the six months ended November 30, 2020 primarily reflected a net loss of $1,684,794, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation of $73,249, amortization expense of $133,229, stock-based compensation expense of $1,033,140, non-cash interest expense related to debt of $241,557, and impairment loss of $166,171, and changes in operating assets and liabilities consisting primarily of an increase in accounts payable of $110,595, a decrease in accrued expenses of $194,222, and a decrease in amounts due to related party of $45,516.

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

Net Cash Provided by (Used in) Investing Activities:

Net cash provided by investing activities was $550 for the six months ended November 30, 2020 as compared net cash used in vesting activities of $(130,915) for the six months ended November 30, 2019. During the six months ended November 30, 2019, we primarily used cash for the purchase of property and equipment of $156,319 offset cash acquired from an acquisition of $26,180.

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $614,718 for the six months ended November 30, 2020 as compared to $74,013 for the six months ended November 30, 2019. During the six months ended November 30, 2020, we received net cash from notes payable of $1,046,756 and cash from the sale of common stock of $25,000, offset by the repayment of notes payable of $319,477 and the payment of deferred financing costs of $137,561.

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

As reflected in the unaudited condensed consolidated financial statements, the Company has an accumulated deficit, working capital deficit of and a net loss of $7,855,418, $2,670,387 and $1.684.793, respectively, as of November 30, 2020. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Gaming Centers as of May 1, 2020 and have since reopened ten corporate and 11 franchised Simplicity Gaming Centers as of January 14, 2021, the majority of which are operating at restricted capacity based on local COVID-19 regulations. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. We have not written off as bad debt any accounts receivables attributable to franchisee minimum monthly royalty payments owed during the COVID-19 pandemic. Notwithstanding, it is unclear exactly how much of the increase in accounts receivables is attributable to the impact of COVID-19. For the months of July and August 2020, we have waived the minimum monthly royalty payment obligations for the months of July and August 2020 and are instead billing the franchisees a true-up of 6% of gross sales without a minimum.

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

The measures taken to date have negatively impacted the Company’s business during the six months ended November 30, 2020 and will potentially continue to impact the Company’s business. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

On December 31, 2020 Maxim and Simplicity executed an amendment of the Note extending the maturity date to February 15, 2021.

Operating Lease

We have long-term operating lease obligations and deferred revenues related to franchise fees to be recognized over the term of franchise agreements with our franchises, generally ten years. We will begin to recognize deferred franchise fee revenue at the time a franchise commences operations. We will also recognize deferred franchise fee revenue upon completing acquisitions of franchisee owned gaming centers and converting them to corporate owned centers.

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

The gaming center acquisitions that occurred in the current period were also complimented by the signing of new lease agreements with the landlords. The leases consist of rent payments to be made as a percentage of each gaming center’s gross sales with a minimum floor payment ranging between $1,000 and $3,000 monthly, representing 50-80% reductions in rent expense from prior leases that were in force while the gaming centers were owned by franchisees.

Future base lease payments under the non-cancelable operating lease related to Gaming Centers at November 30, 2020 are as follows:

Years Ending May 31,	Amount
2021	$203,709
2022	407,278
2023	391,832
2024	373,870
2025	330,017
2026	110,000
Total minimum non-cancelable operating lease payments	1,816,706

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

The Company is required to make amortization payments to the Holder according to the following schedule:

Payment Date	Payment Amount
10/16/2020	$66,125
11/16/2020	66,125
12/16/2020	66,125
01/18/2021	66,125
02/18/2021	66,125
03/18/2021	66,125
04/16/2021	66,125
05/18/2021	66,125
06/18/2021	65,921
Total:	$594,921

In connection with the November 23, 2020 SPA discussed below, we repaid principal and interest of $198,375 on this June 18, 2020 Note.

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

The Company is required to make amortization payments to the Holder according to the following schedule:

Payment Date	Payment Amount
12/07/2020	$40,075.75
01/07/2021	40,075.75
02/08/2021	40,075.75
03/08/2021	40,075.75
04/07/2021	40,075.75
05/07/2021	40,075.75
06/07/2021	40,075.75
07/07/2021	40,075.75
08/07/2021	39,952.34
Total:	$360,558.34

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

November 23, 2020 Self-Amortization Promissory Note

On November 25, 2020, the Company entered into a securities purchase agreement (the “November 23, 2020 SPA”), dated as of November 23, 2020 (the “Effective Date”), with the Holder, pursuant to which the Company issued a 12% self-amortization promissory note (the “November Amortization Note”) with a maturity date of November 23, 2021 (the “Maturity Date”), in the principal sum of $750,000. Pursuant to the terms of the November Amortization Note, the Company agreed to pay to $750,000 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum. The Company received net proceeds of $441,375, net of original issue discount of $75,000, origination fees of $35,250, and the partial repayment of principal and interest of $198,375 on the June 18, 2020 Note. In addition, pursuant to the terms of the SPA, the Company granted 17,054 warrants to purchase 17,054 shares of the Company’s common stock, subject to adjustment. In connection with the November Amortization Note, during the first twelve months of this note, interest equal to $90,000 shall be guaranteed and earned in full as of the Effective Date, provided, however, that if the November Amortization Note is repaid in its entirety on or prior to February 23, 2021, then the interest shall be accrued on a per annum basis based on the number of days elapsed as of the repayment date from the Effective Date.

In connection with the November 23, 2020 SPA, the Company shall issue warrants equal to 375,000 divided by the Exercise Price (as defined below) (the “Warrant Shares”) (whereby such number may be adjusted from time to time pursuant to the terms and conditions of this Warrant) at the Exercise Price per share then in effect. For purposes of this Warrant, the term “Exercise Price” shall mean 110% of the public offering price of the Company’s common stock under the public offering contemplated by the registration statement on Form S-1 filed by the Company on October 23, 2020 (the “Uplist Offering”), provided, however, that if the Uplist Offering has not been consummated on or before May 23, 2021, then the Exercise Price shall mean the closing bid price of the Company’s common stock on December 23, 2020, subject to adjustment as provided in the warrant (including but not limited to cashless exercise), and the term “Exercise Period” shall mean the period commencing on the earlier of (i) the date of the Company’s consummation of the Uplist Offering or (ii) May 23, 2021, and ending on the five-year anniversary thereof. In connection with the issuance of these warrants, on the initial measurement date, the relative fair value of the warrants of $157,438 was recorded as a debt discount and an increase in paid-in capital.

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

The Company is required to make ten monthly amortization payments to the Holder of $84,000 commencing on February 23, 2021 through November 23,2021. according to the following schedule:

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

The Holder shall have the right, at any time following an Uncured Default Date (as defined in this Note), to convert all or any portion of the then outstanding and unpaid principal amount and interest (including any default interest) into shares of the Company’s common stock at the Conversion Price. Following the Uncured Default Date the Conversion Price shall equal the lesser of (i) 105% multiplied by the closing bid price of the Company’s common stock or (ii) the closing bid price of the Company’s common stock immediately preceding the date of the respective conversion (the “Conversion Price”).

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

Accounts Receivable

The Company estimates the allowance for doubtful accounts based on an analysis of specific customers (i.e. franchisees), taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable are written off against the allowance when management determines it is probable the receivable is worthless. Customer account balances with invoices dated over 90 days old are considered delinquent and considered in the allowance assessment. The Company performs credit evaluations of its customers and, generally, requires no collateral. Management has assessed accounts receivable and an allowance for doubtful accounts of approximately $140,000 has been recorded.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. This guidance is effective for the Company as of January 1, 2019. The Company adopted ASU 2018-07 on January 1, 2019. The adoption of ASU 2018 did not have any material impact on the Company’s consolidated financial statements.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The updated guidance is effective for interim and annual periods beginning after December 15, 2018.

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; and (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2020. Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of November 30, 2020.

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

The measures taken to date adversely impacted the Company’s business for the fiscal quarters ended May 31, 2020, August 31, 2020 and November 30, 2020 and will potentially continue to impact the Company’s business. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth herein or as previously disclosed in the Company’s Current Reports on Form 8-K, the Company did not sell any equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

On September 16, 2020, the Company issued an aggregate of 2,813 restricted common shares of the Company to executive officers and employees of the Company for services rendered. These shares were valued at $25,420, or $9.04 per share, based on the quoted trading price on the date of grant. In connection with the issuance of these shares, during the six months ended November 30, 2020, the Company recorded stock-based professional fees of $25,420

On September 22, 2020, in connection with an Asset Purchase agreement with Ignatious O’Riley, an existing franchisee (“Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 2,989 shares of the Company’s common stock with fair value of $29,416 or $9.84 per share.

On September 23, 2020, the Company’s wholly owned subsidiary, Simplicity Union Gap entered into an Asset Purchase agreement with Five Point Legacy Corp., an existing franchisee (“Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 4,506 shares of the Company’s common stock with fair value of $43,974 or $9.76 per share.

On October 1, 2020, the Company entered into an Asset Purchase agreement with Parryproject LLC., Owen Parry and Jennie Parry, an existing franchisee (collectively as “Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 3,688 shares of the Company’s common stock with fair value of $38,650 or $10.48 per share.

On October 1, 2020, the Company’s wholly owned subsidiary, Simplicity Humble entered into an Asset Purchase agreement with Team Centore Entertainment Corp., and Charles Centore, an existing franchisee (collectively as “Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 8,402 shares of the Company’s common stock with fair value of $88,052 or $10.48 per share.

On October 12, 2020, the Company’s wholly owned subsidiary, Simplicity Frisco entered into an Asset Purchase agreement with JAR Mathis Holdings, Jared Mathis and Amy Mathis, an existing franchisee (collectively as “Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 6,202 shares of the Company’s common stock with fair value of $74,423 or $12.00 per share.

On October 30, 2020, the Company’s wholly owned subsidiary, Simplicity Santa Rosa entered into an Asset Purchase agreement with B&R Franchise Investments, LLC, Brian Chu and Richard Loo, an existing franchisee (collectively as “Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 4,202 shares of the Company’s common stock with fair value of $46,068 or $11.44 per share.

On October 30, 2020, the Company’s wholly owned subsidiary, Simplicity Brea entered into an Asset Purchase agreement (“APA”) with Nextgen Gaming, LLC, Ajay Chunilal Shah and Shweta Shah, an existing franchisee (collectively as “Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 3,255 shares of the Company’s common stock with fair value of $37,237 or $11.44 per share.

On October 30, 2020, the Company’s wholly owned subsidiary, Simplicity Billings entered into an Asset Purchase agreement with Button Mashers, Inc, Jon Bessmer and Brandy Bessmer, an existing franchisee (collectively as “Seller or Franchisee”), to acquire the Franchisee’s assets in exchange for 4,697 shares of the Company’s common stock with fair value of $52,725 or $11.44 per share.

During the three months ended November 30, 2020, the Company issued an aggregate of 9,844 restricted common shares of the Company to executive officers of the Company for services rendered. These shares were valued at $119,632, or per share prices ranging from $9.04 per share to $11.44 per common share, based on the quoted trading price on the date of grant. In connection with the issuance of these shares, during the six months ended November 30, 2020, the Company recorded stock-based compensation of $119,632.

The above sales were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On December 18, 2020, the Company’s Board of Directors approved the issuance of, and the Company issued, 50,000 shares of the Company’s common stock to each of Jed Kaplan, the Company’s Chief Executive Officer, interim Chief Financial Officer, member of the Company’s Board of Directors, and Roman Franklin, the Company’s President and a member of the Company’s Board of Directors, as a bonus. Each of Messrs. Kaplan and Franklin holds over 5% of the Company’s common stock. In addition, the Board of Directors approved the payment of a cash bonus in the amount of $125,000 to each of Messrs. Kaplan and Franklin when funds are available.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, as amended, filed with Delaware Secretary of State on September 18, 2020 (incorporated by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 15, 2020).

3.2	Amended and Restated Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, as amended, filed with Delaware Secretary of State on September 29, 2020 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 5, 2020).

3.3	Amended and Restated Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, as amended, filed with Delaware Secretary of State on October 12, 2020. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 13, 2020).

3.4	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, as amended, filed with Delaware Secretary of State on November 2, 2020 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on November 4, 2020).

3.5	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, as amended, filed with Delaware Secretary of State on November 17, 2020 (incorporated by reference to Exhibit 3.1 to registrant’s Current Report on Form 8-K filed with the Commission on November 18, 2020).

10.1	Self-Amortization Promissory Note dated November 23, 2020, issued by the Company to the Holder (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2020).

10.2	Securities Purchase Agreement dated November 23, 2020, by and between the Company and the Holder (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2020).

10.3	Common Stock Purchase Warrant dated November 23, 2020, issued by the Company to the Holder (incorporated by reference to Exhibit 10.3 to registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2020).

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLICITY ESPORTS AND GAMING COMPANY

Dated: January 14, 2021		/s/ Jed Kaplan
	Name:	Jed Kaplan
	Title:	Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

