Form 10-Q
period 2021-02-28
SIMPLICITY ESPORTS & GAMING Co
filed 2021-04-14
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

or

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

As of April 9, 2021, there were 1,424,008 shares of the Company’s common stock issued and outstanding.

SIMPLICITY ESPORTS AND GAMING COMPANY

 Form 10-Q

February 28, 2021

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 28, 2021	May 31, 2020

ASSETS

Current Assets
Cash and cash equivalents	$571,970	$160,208
Accounts receivable, net	97,833	127,653
Inventory	176,010	15,787
Prepaid expenses	82,143	5,588
Total Current Assets	927,956	309,236

Other Assets
Goodwill	5,180,141	5,155,141
Intangible assets, net	1,865,108	2,141,374
Deferred brokerage fees	106,778	149,223
Property and equipment, net	576,345	232,733
Right of use asset, operating leases, net	1,307,524	490,984
Security deposits	36,885	14,885
Due from franchisees	31,514	-
Deferred financing costs	235,759	98,198
Total Other Assets	9,340,054	8,282,538

TOTAL ASSETS	$10,268,010	$8,591,774

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$427,844	$126,716
Accrued expenses	1,342,525	1,421,842
Convertible note payable	1,368,419	1,127,320
Note payable, net	309,570	-
Note payable - related party	-	64,728
Operating lease obligation, current	269,500	151,867
Current portion of deferred revenues	3,795	3,795
Stock payable	52,845	75,000
Total Current Liabilities	3,774,498	2,971,268

Operating lease obligation, net of current portion	1,044,093	339,116
Deferred revenues, less current portion	283,350	365,718

Total Liabilities	5,101,941	3,676,102

Commitments and Contingencies - Note 8	-	-

Stockholders’ Equity
Preferred stock - $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.0001 par value; 36,000,000 shares authorized; 1,341,017 and 998,622 shares issued and outstanding as of February 28, 2021 and May 31, 2020, respectively	134	100
Additional paid-in capital	15,799,987	11,132,103
Accumulated deficit	(10,782,438)	(6,195,044)
Total Simplicity Esports and Gaming Company Stockholders’ Equity	$5,017,683	4,937,159
Non-Controlling Interest	148,386	(21,487)
Total Stockholders’ Equity	5,166,069	4,915,672

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,268,010	$8,591,774

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Revenues
Franchise royalties and license fees	$31,901	$140,209	$149,596	$387,221
Franchise termination revenue	18,141	44,984	79,522	44,984
Company-owned stores sales	319,125	105,070	563,854	154,713
Esports revenue	59,312	90,538	132,654	113,874

Total Revenues	428,479	380,801	925,626	700,792

Cost of Goods Sold	(108,187)	(214,444)	(216,355)	(348,313)

Gross Profit	320,292	166,357	709,271	352,479

Operating Expenses
Compensation and related benefits	(2,041,992)	(239,619)	(2,710,747)	(678,109)
General and administrative expenses	(715,255)	(328,334)	(1,704,969)	(1,014,232)

Loss from Operations	(2,436,885)	(401,596)	(3,706,445)	(1,339,862)

Other Income (Expense)
Debt forgiveness Income	-	-	3,115	93,761
Interest expense	(548,595)	(6,675)	(947,383)	(20,025)
Interest income	7	70	19	3,031
Foreign exchange loss	(1,254)	-	(20,826)	-
Rebate Income	-	1,116	-	1,116

Total Other (Expense) Income	(549,842)	(5,489)	(965,075)	77,883

Loss Before Provision for Income Taxes	(2,986,727)	(407,085)	(4,671,520)	(1,261,979)

Provision for Income Taxes	-	-	-	-

Net Loss	(2,986,727)	(407,085)	(4,671,520)	(1,261,979)

Net loss attributable to noncontrolling interest	59,707	2,883	84,126	11,055

Net loss attributable to common shareholders	$(2,927,020)	$(404,202)	$(4,587,394)	$(1,250,924)

Basic and Diluted Net Loss per share	$(2.23)	$(0.41)	$(3.89)	$(1.31)

Basic and diluted Weighted Average Number of Common Shares Outstanding	1,309,631	982,372	1,179,925	956,669

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY

28, 2021 and FEBRUARY 29, 2020

(Unaudited)

	Common Stock		Additional Paid-In	Non- Controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity

Balance - May 31, 2020	998,622	$100	$11,132,103	$(21,487)	$(6,195,044)	$4,915,672

Shares issued for cash	2,976	-	25,000	-	-	25,000
Shares issued in connection with conversion of note payable	10,738	1	99,999	-	-	100,000
Shares issued in connection with notes payable	12,292	1	102,216	-	-	102,217
Shares issued for payable and accrued liabilities	3,125	-	46,000	-	-	46,000
Shares issued in connection with franchise acquisition	18,750	2	164,998	-	-	165,000
Shares issued in connection with consulting agreement	3,472	1	22,777	-	-	22,778
Shares issued to directors, officers and employees as compensation	116,175	12	819,297	-	-	819,309
Non-controlling interest of original investment in subsidiaries	-	-	-	240,000	-	240,000
Net loss attributable to noncontrolling interest	-	-	-	(15,866)	-	(15,866)
Net Loss	-	-	-	-	(655,214)	(655,214)

Balance - August 31, 2020	1,166,150	117	12,412,390	202,647	(6,850,258)	5,764,896

Warrants issued in connection with debt	-	-	157,438	-	-	157,438
Shares issued in connection with franchise acquisition	37,941	4	413,540	-	-	413,544
Shares issued in connection with consulting agreement	2,813	-	25,420	-	-	25,420
Shares issued to directors, officers and employees as compensation	9,844	1	119,632	-	-	119,633
Rounding related to reverse stock split	628	-	-	-	-	-
Net loss attributable to noncontrolling interest	-	-	-	(8,554)	-	(8,554)
Net Loss	-	-	-	-	(1,005,160)	(1,005,160)

Balance - November 30, 2020	1,217,376	122	13,128,420	194,093	(7,855,418)	5,467,217

Beneficial conversion feature related to a convertible debt	-	-	904,505	-	-	904,505
Shares issued in connection with issuance of notes payable	10,000	1	141,605	-	-	141,606
Shares issued in connection with consulting agreement	5,000	-	80,000	-	-	80,000
Shares issued to directors, officers and employees as compensation	108,641	11	1,545,457	-	-	1,545,468
Contribution from noncontrolling interest	-	-	-	14,000	-	14,000
Net loss attributable to noncontrolling interest	-	-	-	(59,707)	-	(59,707)
Net Loss	-	-	-	-	(2,927,020)	(2,927,020)
Balance – February 28, 2021	1,341,017	$134	$15,799,987	$148,386	$(10,782,438)	$5,166,069

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY

28, 2021 and FEBRUARY 29, 2020

(Unaudited)

	Common Stock		Additional Paid-In	Non- Controlling	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity

Balance - May 31, 2019	875,497	$88	$9,442,639	$-	$(3,574,806)	$5,867,921
Shares issued for PLAYlive Nation acquisition	93,750	9	1,439,991	-	-	1,440,000
Vesting of Common Shares	-	-	27,000	-	-	27,000
Net Loss	-	-	-	-	(283,393)	(283,393)
Balance - August 31, 2019	969,247	97	10,909,630	-	(3,858,199)	7,051,528
Vesting of Common Shares	-	-	36,000	-	-	36,000
Compensation to officer for shares issued for past services	-	-	90,000	-	-	90,000
Shares issued for vesting of employment agreement awards	13,125	1	10	-	-	11
Non-controlling interest of original investment in subsidiaries	-	-	-	24,013	-	24,013
Net loss attributable to noncontrolling interest	-	-	-	(8,172)	-	(8,172)
Net Loss	-	-	-	-	(563,329)	(563,329)
Balance - November 30, 2019	982,372	98	11,035,640	15,841	(4,421,528)	6,630,051
Net Loss attributable to noncontrolling interest	-	-	-	(2,833)	-	(2,883)
Net Loss	-	-	-	-	(404,202)	(404,202)
Balance – February 29, 2020	982,372	$98	$11,035,640	$13,008	$(4,825,730)	$6,222.596

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	February 28, 2021	February 29, 2020

Cash flows from operating activities:
Net loss	$(4,671,520)	$(1,261,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	731,551	-
Depreciation expense	151,342	37,240
Amortization expense	212,343	154,218
Impairment loss	213,923	-
Debt forgiveness income	3,115	(93,761)
Stock-based compensation	1,954,480	153,011
Changes in operating assets and liabilities:
Accounts receivable	29,820	(95,645)
Inventory	(39,839)	(22,822)
Prepaid expenses	17,272	(10,133)
Security deposits	(22,000)	(2,568)
Deferred brokerage fees	42,445	(59,051)
Deferred revenues	(82,368)	126,080
Accounts payable	381,128	65,474
Accrued expenses	423,141	(143,632)
Due from franchisees	(31,514)	(12,699)

Net cash used in operating activities	(686,681)	(1,166,267)

Cash flows from investing activities:
Cash purchased from acquisition	-	26,180
Lease liability net of lease asset	6,070	(776)
Purchase of property and equipment	(8,949)	(163,472)

Net cash used in investing activities	(2,879)	(138,068)

Cash flows from financing activities:
Repayment of note payable	(1,554,641)	-
Proceeds from note payable	2,779,524	-
Deferred financing costs	(137,561)	(74,198)
Non-controlling interest of original investment in subsidiaries	14,000	24,054
Private placement funds received	-	50,000

Net cash provided by (used in) financing activities	1,101,322	(144)

Net change in cash	411,762	(1,304,479)

Cash - beginning of period	160,208	1,540,158

Cash - end of period	$571,790	$235,679

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$71,704	$-
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information

Common stock issued for consideration in an acquisition of assets	$782,544	$1,440,000
Conversion of debt to common shares	$100,000	$-
Increase in prepaid expenses and accrued expenses	$93,827	$-
Common stock issued for accrued compensation	$624,128	$-
Common stock issued for debt discount	$1,079,631	$-
Warrants issued for debt discount	$157,438	$-

Acquisition of PLAYlive and other Assets:
Goodwill	$-	$2,226,166
Property and equipment	$-	$9,503
Deferred brokerage fees	$-	$805,975
Accounts payable	$-	$(3,574)
Deferred revenue	$-	$(1,624,250)

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2021

(UNAUDITED)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Simplicity Esports and Gaming Company (the “Company,” “Simplicity,” “we,” or “our”) was organized as a blank check company organized under the laws of the State of Delaware on April 17, 2017. The Company was formed under the name I-AM Capital Acquisition Company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). On November 20, 2018, the Company changed its name from I-AM Capital Acquisition Company to Smaaash Entertainment Inc. On January 2, 2019, the Company changed its name from Smaaash Entertainment Inc. to Simplicity Esports and Gaming Company.

Through our wholly owned subsidiary, Simplicity Esports, LLC, acquired on January 2, 2019, the Company has begun to implement a unique approach to ensure the ultimate fan friendly esports experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community and we plan to use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry. Simplicity is an established brand in the esports industry with an engaged fan base competing in popular games across different genres, including League of Legends, PUBG, Gears of War, Smite, Guns of Boom, and multiple EA Sports titles. Additionally, the Simplicity stream team encompasses a unique group of casters, influencers, and personalities, all of whom connect to Simplicity’s dedicated fan base. Simplicity also has opened and operates esports gaming centers that provide the public an opportunity to experience and enjoy gaming and esports in a social setting, regardless of skill or experience.

On April 2, 2019, The Nasdaq Stock Market LLC (“Nasdaq”) filed a Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), on Form 25 with the Securities and Exchange Commission (the “SEC”) relating to the Company’s common stock and warrants. As a result, the Company’s common stock and warrants were delisted from Nasdaq effective April 2, 2019. The Company’s common stock and warrants are quoted on the OTCQB under the symbols “WINR” and “WINRW,” respectively.

Through our wholly owned subsidiary, PLAYlive Nation, Inc. (“PLAYlive”), acquired on July 29, 2019, the Company has a network of franchised gaming centers. As of April 9, 2021, we have 33 locations, 15 corporate and 18 fully constructed franchise locations, in various states, including Arizona, California, Idaho, Florida, Maryland, Michigan, Montana, Oregon, South Carolina, Texas, Utah and Washington. As of April 9, 2021, a number of these locations were unable to resume regular operations as the result of restrictions imposed by municipalities related to COVID-19 (Note 2). PLAYlive offers a video gaming lounge concept to qualified franchisees. PLAYlive currently offers single-unit location franchises, as well as agreements to develop multiple locations. This PLAYlive model is being interlaced with the esports gaming centers mentioned above to create the ultimate gaming center.

On August 17, 2020, the Company filed a Certificate of Amendment to increase the authorized shares of common stock from 20,000,000 to 36,000,000. Accordingly, the Company’s authorized capital stock consists of (i) 36,000,000 shares of common stock, and (ii) 1,000,000 shares of preferred stock.

On September 28, 2020, the Company’s board of directors approved the reverse stock split in a ratio of 1-for-6 and on September 29, 2020, the Company filed an amended and restated certificate of amendment to its Third Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), implementing the reverse stock split in a ratio of 1-for-6, effective October 13, 2020. On October 12, 2020, the Company filed a certificate of amendment to the Certificate of Incorporation changing the effective date of the foregoing reverse stock split to November 4, 2020. On November 17, 2020, the Company filed a certificate of amendment to the Certificate of Incorporation, changing the reverse stock split to a ratio of 1-for-8. The reverse stock split, in the ratio of 1-for-8, became effective on November 20, 2020. The reverse stock split is intended to allow the Company to meet the minimum share price requirement of the Nasdaq Capital Market or the NYSE American. There is no assurance that our listing application will be approved by the Nasdaq Capital Market or the NYSE American.

All share and per share data in the accompanying unaudited consolidated financial statements have been retroactively restated to reflect the effect of the reverse stock split.

In connection with the new business initiatives, the Company has formed the following subsidiaries:

●	Simplicity Esports, LLC, a limited liability company incorporated in Florida and a wholly owned subsidiary of the Company.
●	PLAYlive Nation, Inc., a corporation incorporated in Delaware and a wholly owned subsidiary of the Company.
●	PLAYlive Nation Holdings, LLC, a limited liability company incorporated, and a wholly owned subsidiary of the Company.
●	Simplicity One Brasil Ltda, a company incorporated under the laws of Brazil and a 76% owned subsidiary of the Company.
●	Simplicity Happy Valley, LLC, a limited liability company incorporated in Oregon and a 79% owned subsidiary of the Company.
●	Simplicity Redmond, LLC, a limited liability company incorporated in Washington and a 79% owned subsidiary of the Company.
●	Simplicity El Paso, LLC, a limited liability company incorporated in Texas and is 51% owned by the Company (see Note 5).
●	Simplicity Union Gap, LLC, a limited liability company incorporated in Washington and is wholly owned by the Company (see Note 5).
●	Simplicity Kennewick, LLC, a limited liability company incorporated in Washington and is wholly owned by the Company (see Note 5).
●	Simplicity Humble, LLC, a limited liability company incorporated in Texas and is wholly owned by the Company (see Note 5).
●	Simplicity Frisco, LLC, a limited liability company incorporated in Texas and is wholly owned by the Company (see Note 5).
●	Simplicity Billings, LLC, a limited liability company incorporated in Montana and is wholly owned by the Company (see Note 5).
●	Simplicity Brea, LLC, a limited liability company incorporated in California and is wholly owned by the Company (see Note 5).
●	Simplicity Santa Rosa, LLC, a limited liability company incorporated in California and is wholly owned by the Company (see Note 5).
●	Simplicity St. Louis, LLC, a limited liability company incorporated in Missouri and is wholly owned by the Company (see Note 5).
●	Simplicity St. Petersburg, LLC, a limited liability company incorporated in Florida and is wholly owned by the Company (see Note 5).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the SEC. Certain information or footnote disclosures normally included in condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the condensed consolidated financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended May 31, 2020, as filed with the SEC on August 31, 2020. The interim results for the nine months ended February 28, 2021, are not necessarily indicative of the results to be expected for the year ending May 31, 2021 or for any future interim periods.

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

Basic Loss Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Basic loss per share is calculated by dividing the Company’s net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the Company’s net loss by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. When the Company records a loss from operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per common share. The following potentially dilutive equity securities outstanding as of February 28, 2021 and February 29, 2020 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	February 28, 2021	February 29, 2020
Stock warrants	820,055	865,500
Convertible notes	277,331	125,000
Total	1,097,386	990,500

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

As reflected in the unaudited condensed consolidated financial statements, the Company has an accumulated deficit, working capital deficit of and a net loss of $10,782,438, $2,846,542 and $4,671,520, respectively, as of and for the nine months ended February 28, 2021. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Gaming Centers as of May 1, 2020 and have since reopened 12 corporate and 12 franchised Simplicity Gaming Centers as of April 9, 2021, the majority of which are operating at restricted capacity based on local COVID-19 regulations. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. We have not written off as bad debt any accounts receivables attributable to franchisee minimum monthly royalty payments owed during the COVID-19 pandemic. Notwithstanding, it is unclear exactly how much of the increase in accounts receivables is attributable to the impact of COVID-19.

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

The measures taken to date have negatively impacted the Company’s business during the nine months ended February 28, 2021 and will potentially continue to impact the Company’s business. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

NOTE 3 — PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation as of:

	February 28, 2021	May 31, 2020

Leasehold improvements	$110,850	$52,189
Property and equipment	679,607	243,314
Total cost	790,457	295,503
Less accumulated depreciation	(214,112)	(62,770)
Net property and equipment	$576,345	$232,733

During the nine months ended February 28, 2021 and February 29, 2020, the Company recorded depreciation expense of $151,342 and $37,240, respectively.

NOTE 4 — INTANGIBLE ASSETS

The following table sets forth the intangible assets, including accumulated amortization as of:

	February 28, 2021		May 31, 2020
	Remaining Useful Life	Intangible Assets	Remaining Useful Life	Intangible Assets
Non-Competes	4 years	$1,023,118	4.50 years	$1,023,118
Trademarks	Indefinite	866,000	Indefinite	866,000
Customer database	2 years	35,000	10 years	—
Restrictive covenant	2 years	115,000	—	—
Customer contracts	10 years	332,077	—	546,000
Internet domain	2 years	3,000	2.50 years	3,000
Total intangible assets		$2,374,195		$2,438,118

Accumulated amortization		(509,087)		(296,744)
Net carrying value		$1,865,108		$2,141,374

The following table sets forth the future amortization of the Company’s intangible assets as of February 28, 2021:

For the fiscal years ending May 31:
2021	$73,114
2022	290,791
2023	221,708
2024	130,197
2025	10,834
Thereafter	272,464
Total	$999,108

During the nine months ended February 28, 2021 and February 29, 2020, the Company recorded amortization expense of $212,343 and $154,218, respectively. During the nine months ended February 28, 2021, the Company recorded impairment loss of $213,923, in relation to the customer contracts resulting from termination of franchise agreements.

Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of Simplicity Esports LLC, PLAYlive Nation Inc. and Simplicity El Paso, LLC. The composition of the goodwill balance, is as follows:

	February 28, 2021	May 31, 2020
Simplicity Esports, LLC	$4,456,250	$4,456,250
Simplicity El Paso, LLC	25,000	—
PLAYlive Nation Inc.	698,891	698,891
Total Goodwill	$5,180,141	$5,155,141

NOTE 5 — ACQUISITIONS

The Simplicity One Acquisition:

On January 14, 2020, the Company acquired a 90% interest in Simplicity One Brasil Ltda (“Simplicity Brasil”), for approximately $2,000. This interest was reduced during the three months ended August 31, 2020 as more fully described in Note 7.

Simplicity El Paso, LLC:

On June 26, 2020, the Company through its wholly owned subsidiary, Simplicity El Paso, LLC, acquired a 51% controlling interest in an existing franchise in exchange for 150,000 shares of common stock at $1.10 per share. The total purchase price for the acquisition was $315,000 of which $150,000 was paid in cash by the 49% minority interest owner, an unrelated third party, and $165,000 in common stock by the Company. This has been accounted for by the Company using the acquisition method under business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on the fair value. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. All fair value measurements of acquired assets and liabilities are non-recurring in nature and classified as level 3 on the fair value hierarchy.

The table below presents a provisional allocation of the gross $315,000 purchase price as of June 26, 2020:

Merchandise	$27,000
Furniture, Fixtures and Equipment	113,000
Customer Database	35,000
Goodwill	25,000
Restrictive Covenant	115,000
Total value of acquisition	$315,000

Asset Purchase Agreements:

The following acquisitions are accounted for as asset acquisitions under ASC Topic 805:

Simplicity Kennewick, LLC:

On September 22, 2020, the Company’s wholly-owned subsidiary, Simplicity Kennewick, LLC (“Simplicity Kennewick”) entered into an Asset Purchase Agreement (“Simplicity Kennewick APA”) with Ignatious O’Riley, an existing franchisee, to acquire Mr. O’Riley’s assets in exchange for 2,990 shares of the Company’s common stock with fair value of $29,416, or $9.84 per share, based on the fair value of assets acquired.

Simplicity Union Gap, LLC:

On September 23, 2020, the Company’s wholly-owned subsidiary, Simplicity Union Gap, LLC (“Simplicity Union Gap”) entered into an Asset Purchase Agreement (“Simplicity Union Gap APA”) with Five Point Legacy Corp., an existing franchisee (“Five Point”), to acquire Five Point’s assets in exchange for 4,506 shares of the Company’s common stock with fair value of $43,974, or $9.76 per share, based on the fair value of assets acquired.

Simplicity St Petersburg, LLC:

On October 1, 2020, the Company entered into an Asset Purchase Agreement (“Parryproject APA”) with Parryproject LLC, Owen Parry and Jennie Parry, an existing franchisee (collectively, “Parryproject”), to acquire Parryproject’s assets in exchange for 3,688 shares of the Company’s common stock with fair value of $38,650, or $10.48 per share, based on the fair value of assets acquired. These assets were transferred to the Company’s wholly-owned subsidiary, Simplicity St. Peterburg, LLC.

Simplicity Humble, LLC:

On October 1, 2020, the Company’s wholly-owned subsidiary, Simplicity Humble, LLC (“Simplicity Humble”), entered into an Asset Purchase agreement (“Team Centore APA”) with Team Centore Entertainment Corp., and Charles Centore, an existing franchisee (collectively, “Team Centore”), to acquire Team Centore’s assets in exchange for 8,402 shares of the Company’s common stock with fair value of $88,052, or $10.48 per share, based on the fair value of assets acquired.

Simplicity Frisco, LLC:

On October 12, 2020, the Company’s wholly-owned subsidiary, Simplicity Frisco, LLC (“Simplicity Frisco”), entered into an Asset Purchase Agreement (“JAR APA”) with JAR Mathis Holdings, Jared Mathis and Amy Mathis, an existing franchisee (collectively, “JAR”), to acquire JAR’s assets in exchange for 6,202 shares of the Company’s common stock with fair value of $74,423, or $12.00 per share, based on the fair value of assets acquired.

Simplicity Santa Rosa, LLC:

On October 30, 2020, the Company’s wholly-owned subsidiary, Simplicity Santa Rosa, LLC (“Simplicity Santa Rosa”), entered into an Asset Purchase Agreement (“B&R APA”) with B&R Franchise Investments, LLC, Brian Chu and Richard Loo, an existing franchisee (collectively, “B&R”), to acquire B&R’s assets in exchange for 4,202 shares of the Company’s common stock with fair value of $48,068, or $11.44 per share, based on the fair value of assets acquired.

Simplicity Brea, LLC:

On October 30, 2020, the Company’s wholly-owned subsidiary, Simplicity Brea, LLC (“Simplicity Brea”), entered into an Asset Purchase Agreement (“Nextgen APA”) with Nextgen Gaming, LLC, Ajay Chunilal Shah and Shweta Shah, an existing franchisee (collectively, “Nextgen”), to acquire Nextgen’s assets in exchange for 3,255 shares of the Company’s common stock with fair value of $37,237, or $11.44 per share, based on the fair value of assets acquired.

Simplicity Billings, LLC:

On October 30, 2020, the Company’s wholly-owned subsidiary, Simplicity Billings, LLC (“Simplicity Billings”), entered into an Asset Purchase Agreement (“Button Mashers APA”) with Button Mashers, Inc, Jon Bessmer and Brandy Bessmer, an existing franchisee (collectively, “Button Mashers”), to acquire Button Mashers’ assets in exchange for 4,696 shares of the Company’s common stock with fair value of $53,725, or $11.44 per share, based on the fair value of assets acquired.

Simplicity St. Louis, LLC:

On December 1, 2020, the Company’s wholly-owned subsidiary, Simplicity St. Louis, LLC, entered into an Asset Purchase Agreement (“Metta APA”) with Metta Gaming, LLC, Brian Paul Van Wyk, an existing franchisee (collectively, “Metta”), to acquire Metta’s assets in exchange for 3,523 shares of the Company’s common stock with fair value of $52,845, or $15.00 per share, based on the fair value of assets acquired.

The following table summarizes the total of the assets acquired during the nine months ended February 28, 2021:

Assets acquired:
Furniture, fixtures and equipment	$371,417
Inventory	94,972
Total assets acquired at fair value	$466,389

Purchase consideration :
41,464 shares of common stock	$466,389
Total purchase consideration	$466,389

NOTE 6 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less. The Company entered into various lease agreements.

The significant assumption used to determine the present value of the lease liability was a discount rate of 10% which was based on the Company’s estimated incremental borrowing rate.

Future base lease payments under the non-cancelable operating lease at February 28, 2021 are as follows:

Years Ending May 31,	Amount
2021	$101,854
2022	411,278
2023	391,832
2024	373,870
2025	330,017
2026	110,000
Total minimum non-cancelable operating lease payments	1,718,851
Less: discount to fair value	(405,258)
Total lease liability at February 28, 2021	$1,313,593

NOTE 7 — RELATED PARTY TRANSACTIONS

Kaplan Promissory Note

On May 12, 2020 (the “Issue Date”), the Company issued a promissory note (the “Kaplan Note”) in the principal sum of $90,000 in favor of Jed Kaplan, Chairman of the Company’s Board of Directors and greater than 5% stockholder of the Company. The Kaplan Note matures on the first business day following the 150-day anniversary of the Issue Date (the “Maturity Date”). The Company used the proceeds of the Kaplan Note to fund the operations of Simplicity Brasil the Company’s majority owned subsidiary (see Note 9).

As of May 31, 2020, advances under the terms of this note were $64,728. On various dates subsequent to May 31, 2020, Mr. Kaplan funded $25,272 pursuant to the Kaplan Promissory Note. With the contributions subsequent to May 31, 2020, the principal balances outstanding and due Mr. Kaplan amounted to $90,000. On June 22, 2020, Mr. Kaplan agreed to exchange the debt of the Kaplan Promissory Note with a principal balance of $90,000 in exchange for the Company assigning to Mr. Kaplan a 10% equity interest in Simplicity Brasil a subsidiary of the Company.

Equity Sales

Effective June 1, 2020, the Company issued 23,809 shares of our restricted Common Stock, sold effective May 7, 2020 at a price of $1.09 per share, to William H. Herrmann, Jr., a member of our board of directors, for an aggregate purchase price of $25,000.

The Company maintains a portion of its cash balance at a financial services company that is owned by a then-officer of the Company.

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

Unit Purchase Option (UPO)

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

Employment Agreements, Board Compensation and Bonuses

On July 29, 2020, the Company entered into an employment agreement (the “Kaplan 2020 Agreement”) with Mr. Kaplan. Such employment agreement replaced the Kaplan 2018 Agreement. As a result, the Kaplan 2018 Agreement was terminated and is of no further force or effect. Pursuant to the terms of the Kaplan 2020 Agreement, the Company agreed to pay Mr. Kaplan a monthly base salary of $5,000; provided, however, that the parties agreed that such base salary will be deferred and will accumulate until the Company has sufficient cash available to make such payments, to be reasonably determined by the Board of Directors and Mr. Kaplan, at which time all accrued and unpaid base salary will be paid. In addition, Mr. Kaplan will receive an equity grant of 15,000 shares of common stock per month, which shares will be fully vested upon grant. Mr. Kaplan will also be eligible to receive a quarterly bonus in the form of cash or equity shares and will be entitled to participate in the Company’s employee benefit plans. In addition, if, during the term of the Kaplan 2020 Agreement, the Company’s shares are approved for listing on a U.S. national securities exchange, the Company will pay Mr. Kaplan a $50,000 cash bonus, to be paid upon such listing begin effective.

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

On July 29, 2020, the Board of Directors approved for Mr. Kaplan a $75,000 cash bonus and authorized the issuance of 250,000 shares of the Company’s common stock both related to his performance during the fiscal year ended May 31, 2020. As of November 30, 2020, the Company has accrued $75,000 related to Mr. Kaplan’s cash bonus. During the six months ended November 30, 2020, the 250,000 shares of common stock valued at $216,625 were issued.

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

Refer to Note 11 - Subsequent Events for additional information.

Litigation

On August 5, 2020, a lawsuit styled Duncan Wood v. PLAYlive Nation, Inc. and Simplicity eSports and Gaming Company (Case No. 20-1043) was filed in the U.S. District Court for the District of Delaware. The complaint alleges unlawful failure to make timely and reasonable payment of wages, breach of contract, breach of the duty of good faith and fair dealing and unjust enrichment. The plaintiff seeks monetary damages for compensation alleged to be owed, treble damages, interest on all wage compensation, reasonable attorneys’ fees and other relief as the Court deems just and proper. On October 30, 2020, Duncan Wood and Simplicity Esports and Gaming Company executed a mutual General Release and the lawsuit was dismissed with prejudice.

NOTE 9 – DEBT

Convertible Notes

The table below presents outstanding convertible notes as of the following:

	February 28, 2021	May 31, 2020
10% Fixed Convertible Promissory Note	$—	$152,500
Maxim Convertible Note	1,000,000	1,000,000
February 19, 2021 Convertible Note	1,650,000	-
	2,650,000	1,152,500
Less: Debt discount	(1,281,581)	(25,180)
Total Convertible notes	$1,368,419	$1,127,320

10% Fixed Convertible Promissory Note

On April 29, 2020 (the “Effective Date”), the Company issued a 10% Fixed Convertible Promissory Note (the “Harbor Gates Note”), with a maturity date of October 29, 2020 (the “Maturity Date”), in the principal sum of $152,000 in favor of Harbor Gates Capital, LLC (“Harbor Gates”).

On July 2, 2020, the Harbor Gates Note was repaid in full. A cash payment of $201,300 including principal of $152,500, guaranteed interest of $15,200 and prepayment penalties of $33,600 was made to the lender. In connection with the repayment of the note, the Company recorded a charge to interest expense in the amount of $73,980 comprised of $48,800 related to interest and prepayment penalties and $25,180 related to accelerated accretion of unamortized debt discount recorded in connection with the original issue discount and in connection with common shares issued to the lender.

Maxim Convertible Note

On December 20, 2018, the Company entered into a securities exchange agreement (“Exchange Agreement”) with Maxim. Pursuant to the terms of the Exchange Agreement, Maxim agreed to surrender and exchange the Note. In exchange, the Company issued to Maxim a Series A-1 Exchange Convertible Note in the principal amount of $500,000 (the “Series A-1 Note”) and a Series A-2 Exchange Convertible Note in the principal amount of $1,000,000 (the “Series A-2 Note,” and collectively with Series A-1 Note, the “Exchange Notes”). As of December 31, 2018, upon the closing of the Acquisition, the Series A-1 Note automatically converted into 24,706 shares of the Company’s common stock.

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

On June 18, 2020, the Company and Maxim entered into the first amendment to the Maxim Note (the “First Amendment”), pursuant to which the Parties agreed to the following: (i) Maxim’s resale of the Company’s common stock (the “Common Stock”) underling the Maxim Note shall be limited to 10% of the daily volume of the Common Stock on each respective trading day, (ii) the maturity date of the Maxim Note was extended to December 31, 2020, (iii) the principal amount of the Maxim Note was increased by $100,000, which is included in interest expense on the accompanying condensed consolidated statement of operations, and (iv) the reference to “$15.44” in Section 4(b) of the Maxim Note was replaced with “$9.20”.

On December 31, 2020, the Company and Maxim entered into the second amendment to the Maxim Note (the “Second Amendment”) pursuant to which the Parties agreed the Maturity Date (as defined in the Note) shall be extended to February 15, 2021.

During the nine months ended February 28, 2021 the Company recorded interest expense of $44,744 related to the Maxim note. As of February 28, 2021, Maxim note had had outstanding principal and accrued interest of $1,000,000 and $82,569, respectively.

Refer to Note 11- Subsequent Events for additional information.

June 18, 2020 Convertible Note

On June 18, 2020 (the “Issue Date”), the Company entered into a securities purchase agreement (the “June 18, 2020 SPA”) with an accredited investor (the “Holder”), pursuant to which the Company issued a 12% self-amortization promissory note (the “June Amortization Note”) with a maturity date of June 18, 2021 (the “Maturity Date”), in the principal sum of $550,000. Pursuant to the terms of the June Amortization Note, the Company agreed to pay to $550,000 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum. The Amortization Note carried an original issue discount (“OID”) of $55,000. The Company received net proceeds of $467,650, net of original issue discount of $55,000 and origination fees of $27,350. In addition, pursuant to the terms of the SPA, the Company issued 6,875 shares of the Company’s common stock to the Holder as additional consideration. The 6,875 shares were value at $62,150, or $9.04 per share, based on the quoted trading price on the date of grant. Accordingly, the Company recorded an aggregate debt discount in the amount of $144,500 in connection with the common shares issued to the Holder and an original issue discount associated with this note.

The Company may prepay the June Amortization Note at any time prior to the date that an Event of Default (as defined in the Amortization Note) (each an “Event of Default”) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium). The Amortization Note contained customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Amortization Note or SPA.

The Company was required to make nine amortization payments to the Holder of $66,125 beginning on October 16, 2020. In connection with the November 23, 2020 SPA and February 19, 2021 SPA discussed below, during the nine months ended February 28, 2021, the Company repaid the principal amount due of $550,000 and all interest due on this June 18, 2020 Note.

November 23, 2020 Convertible Note

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

In connection with the November 23, 2020 SPA, the Company issued warrants equal to 375,000 divided by the Exercise Price (as defined below) (the “Warrant Shares”) (whereby such number may be adjusted from time to time pursuant to the terms and conditions of this Warrant) at the Exercise Price per share then in effect. For purposes of this Warrant, the term “Exercise Price” shall mean 110% of the public offering price of the Company’s common stock under the public offering contemplated by the registration statement on Form S-1 filed by the Company on October 23, 2020 (the “Uplist Offering”), provided, however, that if the Uplist Offering has not been consummated on or before May 23, 2021, then the Exercise Price shall mean the closing bid price of the Company’s common stock on December 23, 2020, subject to adjustment as provided in the warrant (including but not limited to cashless exercise), and the term “Exercise Period” shall mean the period commencing on the earlier of (i) the date of the Company’s consummation of the Uplist Offering or (ii) May 23, 2021, and ending on the five-year anniversary thereof. In connection with the issuance of these warrants, on the initial measurement date, the relative fair value of the warrants of $157,438 was recorded as a debt discount and an increase in paid-in capital. Additionally, the Company concluded that the conversion rights under the November 23, 2020 note at the time of issuance was determined to be beneficial on the measurement date. Accordingly, the Company recorded a debt discount of $121,724 related to the beneficial conversion feature arising from the November 2020 convertible note which was amortized over the term of this convertible note.

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

In connection with the February 19, 2021 SPA discussed below, during the nine months ended February 28, 2021, the Company repaid the principal amount due of $750,000 and all interest due on this November 23, 2020 Note.

The Holder had the right, at any time following an Uncured Default Date (as defined in this Note), to convert all or any portion of the then outstanding and unpaid principal amount and interest (including any default interest) into shares of the Company’s common stock at the Conversion Price. Following the Uncured Default Date the Conversion Price shall equal the lesser of (i) 105% multiplied by the closing bid price of the Company’s common stock or (ii) the closing bid price of the Company’s common stock immediately preceding the date of the respective conversion (the “Conversion Price”).

February 19, 2021 Convertible Note

On February 19, 2021, the Company entered into a securities purchase agreement (the “SPA”) dated as of February 19, 2021, with an accredited investor (the “Holder”), pursuant to which the Company issued a 12% promissory note (the “Note”) with a maturity date of February 19, 2022 (the “Maturity Date”), in the principal sum of $1,650,000. In addition, the Company issued 10,000 shares of its common stock to the Holder as a commitment fee pursuant to the SPA. Pursuant to the terms of the Note, the Company agreed to pay to $1,650,000 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum (provided that that the first twelve months of interest (equal to $198,000.00) shall be guaranteed and earned in full as of the Issue Date). The Note carries an original issue discount (“OID”) of $165,000. Accordingly, on the Closing Date (as defined in the SPA), the Holder paid the purchase price of $1,485,000 in exchange for the Note. The Company used the proceeds for its operational expenses, the repayment of the promissory notes previously issued to the Holder on June 18, 2020 and November 23, 2020. In addition, pursuant to the terms of the SPA, the Company issued 10,000 shares of the Company’s common stock to the Holder as additional consideration. The 10,000 shares were value at $154,900, or $15.49 per share, based on the quoted trading price on the date of grant, on the issue date, the relative fair value of these shares of $141,606 was recorded as a debt discount and an increase in paid-in capital. In connection with the guaranteed interest due of $198,000, the Company increased interest payable by $198,000 and increased debt discount by $198,000, which will be amortized into interest expense over the term of this Note.

The Holder may convert the Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Note) at any time at a conversion price equal to $11.50 per share.

The Company may prepay the Note at any time prior to the date that an Event of Default (as defined in the Note) (each an “Event of Default”) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium). The Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Note or SPA. The Company is required to make an interim payment to the Holder in the amount of $363,000, on or before August 19, 2021, towards the repayment of the balance of the Note.

Upon the Holder’s provision of notice to the Company of the occurrence of any Event of Default, which has not been cured within five (5) calendar days (provided, however, that this five (5) calendar day cure period shall not apply to any event of default under Sections 3.1, 3.2, and 3.19 of the Note), the Note shall become immediately due and payable and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law.

The Company concluded that the conversion rights under the February 2021 convertible note at the time of issuance was determined to be beneficial on the measurement date. Accordingly on February 19, 2021, the Company recorded a debt discount of $782,781 related to the beneficial conversion feature arising from the February 2021 convertible debt which will amortized over the term of this convertible note.

As of February 28, 2021, Note had outstanding principal and accrued interest of $1,650,000 and $198,000 respectively.

In connection with the June 2020 Note, August 2020 Note and February 2021 Note, during the nine months ended February 28, 2021, the Company recognized interest expense of $633,221, including amortization of debt discount of $559,718.

August 7, 2020 Self-Amortization Promissory Note

On August 7, 2020 (the “Issue Date”), the Company, entered into a securities purchase agreement (the “First Fire SPA”) with FirstFire Global Opportunities Fund, LLC, an accredited investor (the “Holder”), pursuant to which the Company issued a 12% self-amortization promissory note (the “Amortization Note”) with a maturity date of August 7, 2021 (the “Maturity Date”), in the principal sum of $333,333. Pursuant to the terms of the Amortization Note, the Company agreed to pay to $333,333 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum. The Amortization Note carries an original issue discount (“OID”) of $33,333. The Company received net proceeds of $280,500, net of original issue discount of $33,333 and origination fees of $19,500. In addition, pursuant to the terms of the SPA, the Company issued 4,167 shares of the Company’s common stock to the Holder as additional consideration. The 4,167 shares were value at $30,166, or $7.24 per share, based on the quoted trading price on the date of grant.

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

During the nine months ended February 28, 2021, in connection with this Note, the Company recorded interest expense of $94,069, including $59,236 related to the amortization of debt discount. As of February 28, 2021, this Note had outstanding principal, debt discount and accrued interest due of $333,333, $23,763 and $22,810, respectively. As of February 28, 2021, the Amortization Note is not in default.

On March 10, 2021, the Company entered into a new convertible note with this investor. Refer to Note 11-Subsequent Events for additional details.

Related Party - Kaplan Promissory Note

On May 12, 2020 (the “Issue Date”), the Company issued a promissory note (the “Kaplan Note”) in the principal sum of $90,000 in favor of Jed Kaplan, the Company’s then-Chief Executive Officer, interim Chief Financial Officer, member of the Company’s Board of Directors and greater than 5% stockholder of the Company. The Kaplan Note matures on the first business day following the 150-day anniversary of the Issue Date (the “Maturity Date”). The Company will use the proceeds of the Kaplan Note to fund the operations of Simplicity Brasil, the Company’s majority owned subsidiary (see Note 7).

As of May 31, 2020, the balance of the Kaplan Note was $64,728. During the nine months ended February 28, 2021 Mr. Kaplan advanced an additional $25,272 under the terms of the note. During the quarter ended November 30, 2020, Mr. Kaplan exchanged the note together with accrued interest in exchange for his acquisition of a 10% interest in the Company’s wholly owned subsidiary Simplicity Brasil.

NOTE 10 -STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of February 28, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

On August 17, 2020, the Company amended its certificate of incorporation to increase the total number of authorized shares of the Company’s common stock from 20,000,000 to 36,000,000. Holders of the shares of the Company’s common stock are entitled to one vote for each share. At, February 28, 2021 and May 31, 2020, there were 1,341,017 and 998,622 shares of common stock issued and outstanding respectively.

Common Stock Issued for Cash

In May 2020, the Company issued 2,976 shares of its restricted common stock at a price of $8.72 per share, to William H. Herrmann, Jr., a member of the Company’s board of directors, for an aggregate purchase price of $25,000.

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

Effective February 19, 2021, pursuant to the terms of a Securities Purchase Agreement between the Company and an accredited investor, pursuant to which the Company issued a 12% self-amortization promissory note (Note 8) in the principal amount of $1,650,000, the Company issued 10,000 shares of common stock at $15.49 per share, to such accredited investor as additional consideration for the purchase of such note. The 10,000 shares were valued at $141,606 based on a relative fair value method, which was included in debt discount and additional paid in capital and accreted over the term of the debt.

Common Stock Issued for Accounts Payable

On June 4, 2020, the Company issued 3,125 shares of common stock at $14.72 per share in satisfaction of an outstanding balance owed to a vendor in the amount of $46,000.

On December 2, 2020, the Company issued 5,000 shares of common stock at $16.00 per share in satisfaction of an outstanding balance owed to a vendor in the amount of $80,000. In connection with the issuance of these shares, the Company reduced accounts payable by $50,000 and recorded legal fees of $30,000.

Common Stock Issued for Acquisitions

On July 1, 2020, the Company acquired the assets of one of its franchisee-owned esports gaming centers on Fort Bliss U.S. Military base in El Paso, TX. In connection with the acquisition the Company issued 18,750 restricted shares at $8.80 per share, or $165,000 (see Note 5).

On September 22, 2020, in connection with an Asset Purchase Agreement with Ignatious O’Riley, an existing franchisee, to acquire Mr. O’Riley’s assets in exchange for 2,989 shares of the Company’s common stock with fair value of $29,416 or $9.84 per share (see Note 5).

On September 23, 2020, the Company’s wholly-owned subsidiary, Simplicity Union Gap entered into an Asset Purchase Agreement with Five Point, an existing franchisee, to acquire Five Point’s assets in exchange for 4,506 shares of the Company’s common stock with fair value of $43,974 or $9.76 per share (see Note 5).

On October 1, 2020, the Company entered into an Asset Purchase Agreement with Parryproject, an existing franchisee, to acquire Parryproject’s assets in exchange for 3,688 shares of the Company’s common stock with fair value of $38,650 or $10.48 per share (see Note 5).

On October 1, 2020, the Company’s wholly-owned subsidiary, Simplicity Humble entered into an Asset Purchase Agreement with Team Centore, an existing franchisee, to acquire Team Centore’s assets in exchange for 8,402 shares of the Company’s common stock with fair value of $88,052 or $10.48 per share (see Note 5).

On October 12, 2020, the Company’s wholly-owned subsidiary, Simplicity Frisco entered into an Asset Purchase Agreement with JAR, an existing franchisee, to acquire JAR’s assets in exchange for 6,202 shares of the Company’s common stock with fair value of $74,423 or $12.00 per share (see Note 5).

On October 30, 2020, the Company’s wholly-owned subsidiary, Simplicity Santa Rosa entered into an Asset Purchase Agreement with B&R, an existing franchisee, to acquire B&R’s assets in exchange for 4,202 shares of the Company’s common stock with fair value of $46,068 or $11.44 per share (see Note 5).

On October 30, 2020, the Company’s wholly-owned subsidiary, Simplicity Brea entered into an Asset Purchase Agreement with Nextgen, an existing franchisee, to acquire Nextgen’s assets in exchange for 3,255 shares of the Company’s common stock with fair value of $37,237 or $11.44 per share (see Note 5).

On October 30, 2020, the Company’s wholly-owned subsidiary, Simplicity Billings entered into an Asset Purchase Agreement with Button Mashers, an existing franchisee, to acquire Button Mashers’ assets in exchange for 4,697 shares of the Company’s common stock with fair value of $52,725 or $11.44 per share (see Note 5).

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

During the three months ended February 28, 2021, the Company issued an aggregate of 108,641 restricted common shares of the Company to executive officers of the Company for services rendered. These shares were valued at $1,545,467, or per share prices ranging from $13.25 per share to $19.75 per common share, based on the quoted trading price on the date of grant. In connection with the issuance of these shares, during the three months ended February 28, 2021, the Company recorded stock-based compensation of $1,545,467.

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

Warrant activities for the nine months ended February 28, 2021 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding May 31, 2020	803,000	$83.04	-	$-
Granted	17,054	21.99	-	-
Cancelled	-	-	-	-
Balance Outstanding February 28, 2021	820,054	$81.74	3.10	$-
Exercisable, February 28, 2021	820,054	$81.74	3.10	$-

NOTE 11 — SUBSEQUENT EVENTS

Vancouver, WA Franchisee Acquisition

Effective March 26, 2021, the Company’s wholly-owned subsidiary, Simplicity Vancouver, LLC, entered into an Asset Purchase Agreement with an existing franchisee to acquire the franchisee’s assets in exchange for 2,900 shares of the Company’s common stock. This transaction closed in the fourth quarter.

Fullerton, CA Franchisee Acquisition

Effective January 31, 2021, the Company’s wholly-owned subsidiary, Simplicity Fullerton, LLC, entered into an Asset Purchase Agreement with an existing franchisee to acquire the franchisee’s assets in exchange for 1,600 shares of the Company’s common stock. This transaction closed in the fourth quarter.

August 7, 2020 Self-Amortization Promissory Note

On March 10, 2021, the Company, entered into a securities purchase agreement (the “First Fire SPA”) dated as of March 10, 2021, with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “Holder”), pursuant to which the Company issued a 12% promissory note with a maturity date of March 10, 2022, in the principal sum of $560,000. The Company received net proceeds of $130,606, net of OID of $56,000, net of origination fees of $8,394, and the repayment of principal and interest of $365,000 on the August 7, 2020 Note. In addition, the Company issued 3,394 shares of its common stock to the Holder as a commitment fee pursuant to the SPA. Pursuant to the terms of the Note, the Company agreed to pay to $560,000 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum (provided that the first twelve months of interest shall be guaranteed). The Note carries an OID of $56,000. Accordingly, on the Closing Date (as defined in the First Fire SPA), the Holder paid the purchase price of $504,000 in exchange for the Note. The Holder may convert the Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Note) at any time at a conversion price equal to $11.50 per share.

The Company may prepay the Note at any time prior to the date that an Event of Default (as defined in the Note) (each an “Event of Default”) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium). The Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Note or SPA.

The Company is required to make an interim payment to the Holder in the amount of $123,200, on or before September 10, 2021, towards the repayment of the balance of the Note.

Form S-8 Registration Statement

On March 18, 2021, the Company filed a registration statement on Form S-8 for the purpose of resale or reoffer thereof, of 18,125 shares of the Company’s common stock issued prior to the filing of such registration statement and held by the selling stockholder named therein in connection with such selling stockholder’s provision of services to the Company.

Employment Agreement

On March 25, 2021, the Board appointed Roman Franklin, the Company’s then-President and Chief Operating Officer and a member of the Board, as Chief Executive Officer of the Company. In connection with Mr. Franklin’s appointment, on March 25, 2021, the Company entered into an employment agreement, dated as of March 29, 2021 by and between the Company and Mr. Franklin (the “Franklin Employment Agreement”). Pursuant to the terms of the Franklin Employment Agreement, in exchange for Mr. Franklin’s services, the Company agreed to pay Mr. Franklin an annual base salary of $250,000. Mr. Franklin is also eligible to receive a quarterly bonus of up to $15,000 in the form of a cash bonus and/or equity grant of shares of the Company’s common stock. Mr. Franklin’s eligibility for any bonus and the amount thereof will be determined solely at the discretion of the Board of Directors.

On March 25, 2021, the Company appointed Mr. Lau as the Company’s Chief Financial Officer. In connection with Mr. Lau’s appointment, on March 23, 2021, the Company entered into an employment agreement, dated as of March 29, 2021 by and between the Company and Mr. Lau (the “Lau Employment Agreement”). Pursuant to the terms of the Lau Employment Agreement, in exchange for Mr. Lau’s services, the Company agreed to pay Mr. Lau an annual base salary of $140,000. In addition, Mr. Lau is entitled to receive compensation in the form of an equity grant of $5,000 in the Company’s common stock for each quarter during the term of the Lau Employment Agreement, which runs for a period ending one year after March 29, 2021 and automatically renews for successive one year terms unless either party gives 60 days’ advance written notice of its intention not to review the Lau Employment Agreement. Mr. Lau is also eligible to receive a quarterly bonus of up to $12,500 in the form of a cash bonus and/or equity grant of shares of the Company’s common stock. Mr. Lau’s eligibility for any bonus and the amount thereof will be determined solely at the discretion of the Board of Directors.

Stock Purchase Agreement with Tiger Trout

On March 31, 2021, the Company entered into a Stock Purchase Agreement (this “Agreement”) by and between the Company and Tiger Trout Capital Puerto Rico, LLC (“Tiger Trout”), pursuant to which the Company agreed to issue and sell to Tiger Trout an aggregate of 125,000 shares of the Company’s common stock at a purchase price of $12.00 per share, for a total purchase price of $1,500,000.

The Agreement provides that the sale will occur in two tranches, as follows:

●	The Company agreed to issue and sell to Tiger Trout on March 31, 2021 41,667 shares of Common Stock (the “First Tranche Shares”) at a purchase price of $12.00 per share, for a total purchase price of $500,004 (the “First Tranche Purchase Price”). The closing of the purchase and sale of the First Tranche Shares is referred to herein as the “First Closing”.

●	Subject to the satisfaction or waiver, by the party for whose benefit such conditions exist, of the conditions to the Second Closing (as hereinafter defined), at such time and pursuant to the terms and conditions in the Agreement, the Company agreed to issue and sell to Tiger Trout 83,333 shares of Common Stock (the “Second Tranche Shares” and together with the First Tranche Shares, the “Shares”) at a purchase price of $12.00 per share, for a total purchase price of $999,996 (the “Second Tranche Purchase Price” and together with the First Tranche Purchase Price, the “Purchase Price”). The closing of the purchase and sale of the Second Tranche Shares is referred to herein as the “Second Closing”.

In the Agreement, the Company agreed that, following the First Closing, the Company will utilize its commercially reasonable efforts to file a resale registration statement (the “Registration Statement”) pursuant to the Securities Act with the SEC for the resale of the Shares, and will use its commercially reasonable efforts to have such registration statement declared effective by the Commission within 30 calendar days, but not more than 90 calendar days after March 31, 2021.

The Company also agreed to, among other things, (i) make and keep adequate current public information available, as those terms are understood and defined in Rule 144 promulgated under the Securities Act, and (ii) file with the SEC in a timely manner all reports and other documents required of the Company under the Securities Act and the Exchange Act so long as the Company remains subject to such requirements and the filing of such reports and other documents as required for the applicable provisions of Rule 144.

The obligations of Tiger Trout to consummate the Second Closing is subject to certain conditions, including, but not limited to: (i) the Registration Statement shall have become effective, and (ii) from March 31, 2021 to the date of the Second Closing, trading in the shares of Common Stock shall not have been suspended by the Commission of the Company’s principal Trading Market (as defined in the Agreement), and, at any time prior to the date of the Second Closing, trading in securities generally as reported by Bloomberg L.P. shall not have been suspended or limited, or minimum prices shall not have been established on securities whose trades are reported by such services, or on any Trading Market, nor shall a banking moratorium have been declared either by the United States or New York State authorities nor shall there have occurred any material outbreak or escalation of hostilities or other national or international calamity of such magnitude in its effect on, or any material adverse change in, any financial market which, in each case, in the reasonable judgment of Tiger Trout, makes it impracticable or inadvisable to purchase the Second Tranche Shares at the Second Closing.

The Agreement contains customary representations and warranties of the Company and the Purchaser and other customary covenants and agreements. The Agreement may be terminated by either the Company or Tiger Trout if the Second Closing has not occurred by the date that is 90 calendar days after March 31, 2021.

FMW Media Works

Effective April 1, 2021, in connection with compensation for services to be rendered, the Company issued 12,500 shares of common stock to FMW Media Works.

Maxim Note Payable

On April 14, 2021, the Company and Maxim entered into the third amendment to the Series A-2 Note with Maxim pursuant to which the Company and Maxim agreed to the following:

(i)	The maturity date of the Series A-2 Note is extended to October 15, 2021.
(ii)	The principal balance of the Series A-2 Note is increased by $50,000 as of April 14, 2021.
(iii)	If the Series A-2 Note is not repaid in its entirety (in cash and/or shares of the Company’s common stock pursuant to conversion(s) of the Series A-2 Note) on or before April 30, 2021, the principal balance of the Series A-2 Note will increase by an additional $50,000.
(iv)	If the Series A-2 Note is not repaid in its entirety (in cash and/or shares of the Company’s common stock pursuant to conversion(s) of the Series A-2 Note) on or before May 15, 2021, the principal balance of the Series A-2 Note will increase by an additional $50,000.
(v)	If the Series A-2 Note is not repaid in its entirety (in cash and/or shares of the Company’s common stock pursuant to conversion(s) of the Series A-2 Note) on or before July 15, 2021, the principal balance of the Series A-2 Note will increase by an additional $100,000.
(vi)	If the Series A-2 Note is not repaid in its entirety (in cash and/or shares of the Company’s common stock pursuant to conversion(s) of the Series A-2 Note) on or before September 15, 2021, the principal balance of the Series A-2 Note will increase by an additional $100,000, representing a total cumulative increase in the principal balance of $350,000 if the Series A-2 Note is not repaid in its entirety on or before September 15, 2021.
(vii)	The Company will, within five business days after the Company’s receipt of the Second Tranche Purchase Price of $999,996, pay $500,000 to Maxim, which will reduce the principal owed under the Series A-2 Note by $500,000.

While any portion of the Series A-2 Note is outstanding, if the Company receives cash proceeds from public offerings or private placements of the Company’s common stock to investors (except with respect to proceeds from officers and directors of the Company), the Company will, within five business days of the Company’s receipt of such proceeds, inform Maxim or such receipt, following which Maxim will have the right in its sole discretion to require the Company to immediately apply up to 25% of such proceeds received by the Company to repay the outstanding amounts owed under the Series A-2 Note. The parties understand that (a) each dollar applied toward repayment pursuant to this clause (viii) will reduce the balance owed under the Series A-2 Note by one dollar, and (b) this clause (viii) will not apply to the Tiger Trout transaction

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Simplicity Esports and Gaming Company and its subsidiaries. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report and with the audited condensed consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”).

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

Overview

The following describes principal activities, separated by major product or service, from which the Company generates its revenues:

Company-owned Store Sales

The Company-owned stores principally generate revenue from retail esports gaming center operations, including the sale of game time to casual players on our high speed, high performance gaming stations, the sale of gaming related merchandise and accessories including controllers, collectible card games, such as Pokemon Magic the Gathering, and Yugi-Oh, registration fees from local esports tournaments and leagues, and the sale of party packages for party events. Revenues from Company-owned stores are recognized when the products are delivered, or the service is provided.

Franchise Royalties and Fees

Franchise royalties, are based on six percent of franchise store sales after a minimum level of sales occur, are recognized as sales occur. Any royalty reductions, including waivers or those offered as part of a new store development incentive or as incentive for other behaviors, are recognized at the same time as the related royalty, as they are not separately distinguishable from the full royalty rate. Franchise royalties are billed on a monthly basis.

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

The Company offers various incentive programs for franchisees, including royalty incentives, new store opening incentives (i.e. development incentives) and other support initiatives. Royalties and franchise fees sales are reduced to reflect any royalty incentives earned or granted under these programs that are in the form of discounts.

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

Esports Revenue

Esports is a form of competition using video games. Most commonly, esports takes the form of organized, single player and multiplayer video game tournaments or leagues, particularly between professional players, individually or as teams. Revenues from esports competitions are recognized when the competition is completed, and prize money is awarded. Revenues earned from team sponsorships, prize winnings, league sponsorships, and from the Company’s share of league revenues are included in esports revenue.

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

Corporate Gaming Centers

As of April 9, 2021, Simplicity Esports LLC and other subsidiary LLCs are operating 15 corporate-owned retail Simplicity Esports Gaming Centers, one of which was acquired during the quarter. We contemplate that new Simplicity Esports Gaming Centers will be funded by us as well as a combination of tenant improvement allowances from landlords and sponsorships.

Franchised Gaming Centers

We have launched a franchising program to accelerate the expansion of our nationwide footprint. We sell specific franchise territories, through our wholly owned subsidiary PLAYlive, and assist with the establishment and buildout of esports gaming centers to potential business owners that desire to use our branding, infrastructure and process to open and operate gaming centers. Franchise revenue is generated from the sale of franchise territories, supplying furniture, equipment and merchandise to the franchisees for buildout of their centers, a gross sales royalty fee and a national marketing fee. We license the use of our branding, assist in identifying and negotiating commercial locations, assist in overseeing the buildout and development, provide access to proprietary software for point of sale, inventory management, employee training and other human resource functions. Franchisees also have an opportunity to participate in our national esports tournament events, and benefit from the growing profile of our professional esports teams. Once an esports gaming center is opened, we provide operational guidance, support and use of branding elements in exchange for a monthly royalty fee calculated as 6% of gross sales. In 2020, we implemented a national marketing fee of 1% of gross sales. To date, we have sold five of these franchise territories. COVID-19 travel restrictions caused us to suspend the sale of new franchise territories from April 1, 2020 until October 1, 2020. During these nine months, a pipeline of interested applicants has accumulated, and we anticipate new franchise territory sales over the next 12 months, as a result.

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

Franchise Roll-Up Strategy

We began implementing a franchise roll-up strategy in July 2020, as a result of the disruption caused by COVID-19 related stay at home orders, and the disruption it caused to the commercial real estate market. The reduction in revenues for some franchisees because of stay at home orders, and government mandates to remain closed created significant accrued rent payments due to landlords. We have been able to come to terms with many franchisees to acquire the assets of their gaming centers and make them corporate owned. We have simultaneously negotiated new leases with some of the largest national mall chains and are in the process of negotiating additional locations with other landlords. The new leases involve significant reductions in or elimination of fixed rent and the addition of percentage rent terms. To date, we have signed 13 letters of intent and executed definitive agreements for 11 of those locations. We anticipate closing the remaining acquisitions during the fourth fiscal quarter of 2021. We expect each of these locations to be profitable as a result of the significant reduced rent expense via the percentage rent structure.

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

Results of Operations

Summary of Statement of Operations for the Three and Nine Months Ended February 28, 2021 and February 29, 2020:

Revenue

For the three and nine months ended February 28, 2021 and February 29, 2020, revenues consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	February 28, 2021 and February 29, 2020		February 28, 2021 and February 29, 2020
Revenues
Franchise royalties and license fees	$31,901	$140,209	$149,596	$387,221
Franchise termination revenue	18,141	44,984	79,522	44,984
Company-owned stores sales	319,125	105,070	563,854	154,713
Esports revenue	59,312	90,538	132,654	113,874

Total Revenues	$428,479	$380,801	$925,626	$700,792

For the three months ended February 28, 2021, our revenues increased by $47,678, or 12.5%, as compared to the three months ended February 29, 2020. The increase was primarily due to the acquisition of Company-owned stores, offset by a decrease in franchise royalties and license fees. For the nine months ended February 28, 2021, our revenues increased by $224,834, or 32.1%, as compared to the nine months ended February 29, 2020. The increase was primarily due to the acquisition of the Company-owned stores offset by a decrease in franchise royalties and license fees. Our revenue has been affected by the COVID-19 pandemic which caused business closures.

Cost of Goods Sold

For the three months ended February 28, 2021, our cost of goods sold decreased by $106,257 or 49.5% as compared to the three months ended February 29, 2020. The decrease is related to a decrease in cost of goods sold related to Esports revenue. For the nine months ended February 28, 2021, our cost of goods sold decreased by $131,958 or 37.9% as compared to the nine months ended February 29, 2020. The decrease is related to a decrease in cost of goods sold related to Esports revenue.

Compensation and related benefits

Compensation and related benefits the three months ended February 28, 2021 was $2,041,922 as compared to $239,619 for the three months ended February 29, 2020, an increase of $1,802,303. The increase is primarily attributed to an increase in stock-based compensation to vendors and to employees for services rendered. Compensation and related benefits the nine months ended February 28, 2021 was $2,710,747 for as compared to $678,109 for the nine months ended February 29, 2020, an increase of $2,032,638. The increase is primarily attributed to an increase in stock-based compensation to vendors and to employees for services rendered.

General and Administrative Expenses

General and administrative expenses for the three months ended February 28, 2021 was $715,255 as compared to $328,334 for the three months ended February 29, 2020, an increase of $386,921. The increase is primarily related to an increase in depreciation expense, rent expense and impairment expense. General and administrative expenses for the nine months ended February 28, 2021 was $1,704,969 as compared to $1,014,232 for the nine months ended February 29, 2020, an increase of $690,737. The increase is primarily related to an increase in depreciation expense, rent expense and impairment expense.

Other (Expense) Income

For the three months ended February 28, 2021, other (expense) income amounted to $(549,842) as compared to $(5,489) for the three months ended February 29, 2020, a change of $544,353. The increase in other expenses was primarily attributable to an increase of cash interest expense and accretion of debt discount.

For the nine months ended February 28, 2021, other (expense) income amounted to $(965,075) as compared to $77,883 for the nine months ended February 29, 2020, a change of $(1,042,958). The increase in other (expense) income was primarily attributable to an increase of cash interest expense and the accretion of debt discount.

Net Loss

Net loss for the three months ended February 28, 2021 was $2,986,727 as compared to a net loss of $407,085 for the three months ended February 29, 2020, an increase of $2,579,642. Net loss for the nine months ended February 28, 2021 was $4,671,520 as compared to $1,261,979 for the nine months ended February 29, 2020, an increase of $3,409,541.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $571,970 and $160,208 as of February 28, 2021 and May 31, 2020, respectively.

Our primary uses of cash have been for salaries, fees paid to third parties for professional services, computer and internet expenses, and general and administrative expenses. We have received funds from the sales of franchises, from licensing fees, from Company-owned stores sales, and from various financing activities such as from the sale of our common shares and from debt financings. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●       An increase in working capital requirements to finance our current business,

●       Addition of administrative and sales personnel as the business grows;

●       The cost of being a public company;

●       Marketing expense for building brand; and

●       Capital requirements for the development of store locations.

Since inception, we have raised proceeds from the sale of common shares and from debt to fund our operations.

The following table shows a summary of our cash flows for the nine months ended February 28, 2021 and February 29, 2020.

	Nine months ended February 28, 2021	Nine months ended February 29, 2020
Net cash used in operating activities	$(686,681)	$(1,166,267)
Net cash used in investing activities	(2,879)	(138,068)
Net cash provided (used in) by financing activities	$1,101,322	$(144)
Net increase (decrease) in cash	$411,762	$(1,304,479)
Cash - beginning of the period	$160,208	$1,540,158
Cash - end of the period	$571,970	$235,679

Net Cash Used in Operating Activities:

Net cash flow used in operating activities for the nine months ended February 28, 2021 was $686,681 as compared to $1,166,267 for the nine months ended February 29, 2020, a decrease of $479,586 or 41.1% The decrease is primarily attributable to cash flows from related to the acquisition of the Company-owned stores offset by the decrease in franchise royalties and fees.

Net Cash Used in Investing Activities:

Net cash used in investing activities for the nine months ended February 28, 2021 was $2,879 as compared to $138,068 for the nine months ended February 29, 2020, a decrease of $135,189 or 97.9%. The decrease is primarily attributable to purchase of property, plant and equipment for the nine months ended February 29, 2020.

Net Cash Provided by (Used in) Financing Activities:

Net cash provided by financing activities for the nine months ended February 28, 2021 was $1,101,322 and compared to net cash used in financing activities of $144 for the nine months ended February 29, 2020, an increase of $1,101,467. The increase is primarily attributed to proceeds from note payable offset by repayment of note payable.

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

As reflected in the unaudited condensed consolidated financial statements, the Company has an accumulated deficit, working capital deficit of and a net loss of $10,782,438, $2,846,542 and $4,671,520, respectively, as of and for the nine months ended February 28, 2021. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Gaming Centers as of May 1, 2020 and have since reopened 12 corporate and 12 franchised Simplicity Gaming Centers as of April 9, 2021, the majority of which are operating at restricted capacity based on local COVID-19 regulations. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. We have not written off as bad debt any accounts receivables attributable to franchisee minimum monthly royalty payments owed during the COVID-19 pandemic. Notwithstanding, it is unclear exactly how much of the increase in accounts receivables is attributable to the impact of COVID-19. For the months of July and August 2020, we have waived the minimum monthly royalty payment obligations for the months of July and August 2020 and are instead billing the franchisees a true-up of 6% of gross sales without a minimum.

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

The measures taken to date have negatively impacted the Company’s business during the nine months ended February 28, 2021 and will potentially continue to impact the Company’s business. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Contractual obligations

We do not have any long-term capital lease obligations, operating lease obligations or long-term liabilities, except as follows:

Attorney Settlement Agreement

In March 2019, the Company entered into a settlement agreement with its prior attorney. The settlement agreement called for $200,000 to be paid upon signing the settlement agreement and then another approximate $525,000 to be paid over time. As of April 9, 2021, the Company owes this attorney approximately $250,000.

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

The Series A-2 Note bears interest at 2.67% per annum, payable quarterly and has a maturity date of June 20, 2020 (the “Maturity Date”). The Company may pay the interest in cash or at its sole discretion, in shares of its common stock or a combination of cash and common stock. However, the Company may only pay the interest in shares of its common stock if certain conditions have been met.

The Series A-2 Note is convertible into shares of the Company’s common stock (“Conversion Shares”) at an initial conversion price of $11.58 ($1.93 pre-reverse split) per share, subject to adjustment for any stock dividends and splits, rights offerings, distributions, combinations or similar transactions. Upon the Maturity of the Series A-2 Note, the conversion price will be automatically adjusted to the lower of (i) the conversion price then in effect and (ii) the greater of the arithmetic average of the volume weighted average price of the Company’s common stock in the five trading days prior to the notice of conversion and $3.00 ($0.50 pre-reverse split). The Holder may convert the Series A-2 Note at any time, in whole or in part, provided that upon receipt of a notice of conversion from the Holder, the Company has the right to repay all or any portion of the Series A-2 Note included in the notice of conversion.

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

The Series A-2 Note contains certain equity blocker provisions.

On December 31, 2020 Maxim and Simplicity executed an amendment of the Note extending the maturity date to February 15, 2021.

See “—Convertible Note Payable—Maxim Convertible Note” and Note 9 for additional information.

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

Future base lease payments under the non-cancelable operating lease related to Gaming Centers at February 28, 2021 are as follows:

Years Ending May 31,	Amount
2021	$101,854
2022	411,278
2023	391,832
2024	373,870
2025	330,017
2026	110,000
Total minimum non-cancelable operating lease payments	1,718,851

Debt Obligations

August 7, 2020 Self-Amortization Promissory Note

On August 7, 2020 (the “Issue Date”), the Company, entered into a securities purchase agreement (the “First Fire SPA”) with FirstFire Global Opportunities Fund, LLC, an accredited investor (the “Holder”), pursuant to which the Company issued a 12% self-amortization promissory note (the “Amortization Note”) with a maturity date of August 7, 2021 (the “Maturity Date”), in the principal sum of $333,333. Pursuant to the terms of the Amortization Note, the Company agreed to pay to $333,333 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum. The Amortization Note carries an original issue discount (“OID”) of $33,333. The Company received net proceeds of $280,500, net of original issue discount of $33,333 and origination fees of $19,500. In addition, pursuant to the terms of the SPA, the Company issued 4,167 shares of the Company’s common stock to the Holder as additional consideration. The 4,167 shares were value at $30,166, or $7.24 per share, based on the quoted trading price on the date of grant.

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

During the nine months ended February 28, 2021, in connection with this Note, the Company recorded interest expense of $94,069, including $59,236 related to the amortization of debt discount. As of February 28, 2021, this Note had outstanding principal, debt discount and accrued interest due of $333,333, $23,763 and $22,810, respectively. As of February 28, 2021, the Amortization Note is not in default.

On March 10, 2021, the Company, entered into a securities purchase agreement (the “First Fire SPA”) dated as of March 10, 2021, with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “Holder”), pursuant to which the Company issued a 12% promissory note with a maturity date of March 10, 2022, in the principal sum of $560,000. The Company received net proceeds of $130,606, net of original issue discount of $56,000 net of origination fees of $8,394, and the repayment of principal and interest of $365,000 on the August 7, 2020 Note. In addition, the Company issued 3,394 shares of its common stock to the Holder as a commitment fee pursuant to the SPA. Pursuant to the terms of the Note, the Company agreed to pay to $560,000 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum (provided that the first twelve months of interest shall be guaranteed). The Note carries an original issue discount (“OID”) of $56,000. Accordingly, on the Closing Date (as defined in the First Fire SPA), the Holder paid the purchase price of $504,000 in exchange for the Note. The Holder may convert the Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Note) at any time at a conversion price equal to $11.50 per share.

The Company may prepay the Note at any time prior to the date that an Event of Default (as defined in the Note) (each an “Event of Default”) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium). The Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Note or SPA.

The Company is required to make an interim payment to the Holder in the amount of $123,200, on or before September 10, 2021, towards the repayment of the balance of the Note.

Convertible Notes

Maxim Convertible Note

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

As of December 31, 2018, upon the closing of the Acquisition, the Series A-1 Note automatically converted into 24,206 shares of the Company’s common stock.

On June 4, 2020, $100,000 of principal balance was converted into 10,738 shares of common stock in accordance with the terms of the Maxim Note.

On June 18, 2020, the Company and Maxim entered into the first amendment to the Maxim Note (the “First Amendment”), pursuant to which the Parties agreed to the following: (i) Maxim’s resale of the Company’s common stock (the “Common Stock”) underling the Maxim Note shall be limited to 10% of the daily volume of the Common Stock on each respective trading day, (ii) the maturity date of the Maxim Note was extended to December 31, 2020, (iii) the principal amount of the Maxim Note was increased by $100,000, which is included in interest expense on the accompanying condensed consolidated statement of operations, and (iv) the reference to “$15.44” in Section 4(b) of the Maxim Note was replaced with “$9.20”.

On December 31, 2020, the Company and Maxim entered into the second amendment to the Maxim Note (the “Second Amendment”) pursuant to which the Parties agreed the Maturity Date (as defined in the Note) shall be extended to February 15, 2021.

During the nine months ended February 28, 2021 the Company recorded interest expense of $44,744 related to the Maxim note. As of February 28, 2021, Maxim note had had outstanding principal and accrued interest of $1,000,000 and $82,569, respectively.

On April 14, 2021, the Company and Maxim entered into the third amendment to the Series A-2 Note with Maxim pursuant to which the Company and Maxim agreed to the following:

(i)	The maturity date of the Series A-2 Note is extended to October 15, 2021.
(ii)	The principal balance of the Series A-2 Note is increased by $50,000 as of April 14, 2021.
(iii)	If the Series A-2 Note is not repaid in its entirety (in cash and/or shares of the Company’s common stock pursuant to conversion(s) of the Series A-2 Note) on or before April 30, 2021, the principal balance of the Series A-2 Note will increase by an additional $50,000.
(iv)	If the Series A-2 Note is not repaid in its entirety (in cash and/or shares of the Company’s common stock pursuant to conversion(s) of the Series A-2 Note) on or before May 15, 2021, the principal balance of the Series A-2 Note will increase by an additional $50,000.
(v)	If the Series A-2 Note is not repaid in its entirety (in cash and/or shares of the Company’s common stock pursuant to conversion(s) of the Series A-2 Note) on or before July 15, 2021, the principal balance of the Series A-2 Note will increase by an additional $100,000.
(vi)	If the Series A-2 Note is not repaid in its entirety (in cash and/or shares of the Company’s common stock pursuant to conversion(s) of the Series A-2 Note) on or before September 15, 2021, the principal balance of the Series A-2 Note will increase by an additional $100,000, representing a total cumulative increase in the principal balance of $350,000 if the Series A-2 Note is not repaid in its entirety on or before September 15, 2021.
(vii)	The Company will, within five business days after the Company’s receipt of the Second Tranche Purchase Price of $999,996, pay $500,000 to Maxim, which will reduce the principal owed under the Series A-2 Note by $500,000.
(viii)	While any portion of the Series A-2 Note is outstanding, if the Company receives cash proceeds from public offerings or private placements of the Company’s common stock to investors (except with respect to proceeds from officers and directors of the Company), the Company will, within five business days of the Company’s receipt of such proceeds, inform Maxim or such receipt, following which Maxim will have the right in its sole discretion to require the Company to immediately apply up to 25% of such proceeds received by the Company to repay the outstanding amounts owed under the Series A-2 Note. The parties understand that (a) each dollar applied toward repayment pursuant to this clause (viii) will reduce the balance owed under the Series A-2 Note by one dollar, and (b) this clause (viii) will not apply to the Tiger Trout transaction.

June 18, 2020 Convertible Note

On June 18, 2020 (the “Issue Date”), the Company entered into a securities purchase agreement (the “June 18, 2020 SPA”) with an accredited investor (the “Holder”), pursuant to which the Company issued a 12% self-amortization promissory note (the “June Amortization Note”) with a maturity date of June 18, 2021 (the “Maturity Date”), in the principal sum of $550,000. Pursuant to the terms of the June Amortization Note, the Company agreed to pay to $550,000 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum. The Amortization Note carried an original issue discount (“OID”) of $55,000. The Company received net proceeds of $467,650, net of original issue discount of $55,000 and origination fees of $27,350. In addition, pursuant to the terms of the SPA, the Company issued 6,875 shares of the Company’s common stock to the Holder as additional consideration. The 6,875 shares were value at $62,150, or $9.04 per share, based on the quoted trading price on the date of grant. Accordingly, the Company recorded an aggregate debt discount in the amount of $144,500 in connection with the common shares issued to the Holder and an original issue discount associated with this note.

The Company may prepay the June Amortization Note at any time prior to the date that an Event of Default (as defined in the Amortization Note) (each an “Event of Default”) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium). The Amortization Note contained customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Amortization Note or SPA.

The Company was required to make nine amortization payments to the Holder of $66,125 beginning on October 16, 2020. In connection with the November 23, 2020 SPA and February 19, 2021 SPA discussed below, during the nine months ended February 28, 2021, the Company repaid the principal amount due of $550,000 and all interest due on this June 18, 2020 Note.

November 23, 2020 Convertible Note

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

In connection with the November 23, 2020 SPA, the Company issued warrants equal to 375,000 divided by the Exercise Price (as defined below) (the “Warrant Shares”) (whereby such number may be adjusted from time to time pursuant to the terms and conditions of this Warrant) at the Exercise Price per share then in effect. For purposes of this Warrant, the term “Exercise Price” shall mean 110% of the public offering price of the Company’s common stock under the public offering contemplated by the registration statement on Form S-1 filed by the Company on October 23, 2020 (the “Uplist Offering”), provided, however, that if the Uplist Offering has not been consummated on or before May 23, 2021, then the Exercise Price shall mean the closing bid price of the Company’s common stock on December 23, 2020, subject to adjustment as provided in the warrant (including but not limited to cashless exercise), and the term “Exercise Period” shall mean the period commencing on the earlier of (i) the date of the Company’s consummation of the Uplist Offering or (ii) May 23, 2021, and ending on the five-year anniversary thereof. In connection with the issuance of these warrants, on the initial measurement date, the relative fair value of the warrants of $157,438 was recorded as a debt discount and an increase in paid-in capital. Additionally, the Company concluded that the conversion rights under the November 23, 2020 note at the time of issuance was determined to be beneficial on the measurement date. Accordingly, the Company recorded a debt discount of $121,724 related to the beneficial conversion feature arising from the November 2020 convertible note which was amortized over the term of this convertible note.

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

The Company is required to make ten monthly amortization payments to the Holder of $84,000 commencing on February 23, 2021 through November 23, 2021.

In connection with the February 19, 2021 SPA discussed below, during the nine months ended February 28, 2021, the Company repaid the principal amount due of $750,000 and all interest due on this November 23, 2020 Note.

The Holder had the right, at any time following an Uncured Default Date (as defined in this Note), to convert all or any portion of the then outstanding and unpaid principal amount and interest (including any default interest) into shares of the Company’s common stock at the Conversion Price. Following the Uncured Default Date the Conversion Price shall equal the lesser of (i) 105% multiplied by the closing bid price of the Company’s common stock or (ii) the closing bid price of the Company’s common stock immediately preceding the date of the respective conversion (the “Conversion Price”).

February 2021 Convertible Note

On February 19, 2021, the Company entered into a securities purchase agreement (the “SPA”) dated as of February 19, 2021, with an accredited investor (the “Holder”), pursuant to which the Company issued a 12% promissory note (the “Note”) with a maturity date of February 19, 2022 (the “Maturity Date”), in the principal sum of $1,650,000. In addition, the Company issued 10,000 shares of its common stock to the Holder as a commitment fee pursuant to the SPA. Pursuant to the terms of the Note, the Company agreed to pay to $1,650,000 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum (provided that that the first twelve months of interest (equal to $198,000.00) shall be guaranteed and earned in full as of the Issue Date). The Note carries an original issue discount (“OID”) of $165,000. Accordingly, on the Closing Date (as defined in the SPA), the Holder paid the purchase price of $1,485,000 in exchange for the Note. The Company used the proceeds for its operational expenses, the repayment of the promissory notes previously issued to the Holder on June 18, 2020 and November 23, 2020, and the repayment of certain other existing debt obligations. In addition, pursuant to the terms of the SPA, the Company issued 10,000 shares of the Company’s common stock to the Holder as additional consideration. The 10,000 shares were value at $154,900, or $15.49 per share, based on the quoted trading price on the date of grant, on the issue date, the relative fair value of these shares of $141,606 was recorded as a debt discount and an increase in paid-in capital. In connection with the guaranteed interest due of $198,000, the Company increased interest payable by $198,000 and increased debt discount by $198,000, which be amortized into interest expense over the term of this Note.

The Holder may convert the Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Note) at any time at a conversion price equal to $11.50 per share.

The Company may prepay the Note at any time prior to the date that an Event of Default (as defined in the Note) (each an “Event of Default”) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium). The Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Note or SPA. The Company is required to make an interim payment to the Holder in the amount of $363,000, on or before August 19, 2021, towards the repayment of the balance of the Note.

Upon the Holder’s provision of notice to the Company of the occurrence of any Event of Default, which has not been cured within five (5) calendar days (provided, however, that this five (5) calendar day cure period shall not apply to any event of default under Sections 3.1, 3.2, and 3.19 of the Note), the Note shall become immediately due and payable and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law.

The Company concluded that the conversion rights under the February 2021 convertible note at the time of issuance was determined to be beneficial on the measurement date. Accordingly on February 19, 2021, the Company recorded a debt discount of $714,084 related to the beneficial conversion feature arising from the February 2021 convertible debt which will amortized over the term of this convertible note.

As of February 28, 2021, the Note had outstanding principal and accrued interest of $1,650,000 and $198,000, respectively.

In connection with the June 2020 Note, August 2020 Note and February 2021 Note, during the nine months ended February 28, 2021, the Company recognized interest expense of $633,221, including amortization of debt discount of $559,718.

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

Critical Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended May 31, 2020, as filed with the SEC on August 31, 2020 for the Critical Accounting Policies.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of February 28, 2021.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2020 (the “2020 10-K”). However, in light of the recent coronavirus (COVID-19) pandemic, set forth below is a risk factor relating to COVID-19. Other than as set forth below, as of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors faced by the Company from those previously disclosed in the 2020 10-K.

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

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Gaming Centers as of May 1, 2020 and have since reopened 12 corporate and 11 franchised Simplicity Gaming Centers as of April 9, 2021. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. We have not written off as bad debt any accounts receivables attributable to franchisee minimum monthly royalty payments owed during the COVID-19 pandemic. Notwithstanding, it is unclear exactly how much of the increase in accounts receivables is attributable to the impact of COVID-19. For the months of July and August 2020, we have waived the minimum monthly royalty payment obligations for the months of July and August 2020 and are instead billing the franchisees a true-up of 6% of gross sales without a minimum.

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

The measures taken to date adversely impacted the Company’s business for the fiscal quarters ended May 31, 2020, August 31, 2020, November 30, 2020, and February 28, 2021 and will potentially continue to impact the Company’s business. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth herein or as previously disclosed in the Company’s Current Reports on Form 8-K, the Company did not sell any equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act.

On February 19, 2021, pursuant to the terms of a SPA between the Company and an accredited investor, pursuant to which the Company issued a 12% self-amortization promissory note (Note 8) in the principal amount of $1,650,000, the Company issued 10,000 shares of common stock at $15.49 per share, to such accredited investor as additional consideration for the purchase of such note.

On December 2, 2020, the Company issued 5,000 shares of common stock at $16.00 per share in satisfaction of an outstanding balance owed to a vendor in the amount of $80,000.

During the three months ended February 28, 2021, the Company issued an aggregate of 108,641 restricted common shares of the Company to executive officers of the Company for services rendered. These shares were valued at $1,545,467, or per share prices ranging from $13.25 per share to $19.75 per common share, based on the quoted trading price on the date of grant. In connection with the issuance of these shares, during the nine months ended February 28, 2021, the Company recorded stock-based compensation of $1,545,467.

The above sales were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 14, 2021, the Company and Maxim entered into the third amendment to the Series A-2 Note with Maxim pursuant to which the Company and Maxim agreed to the following:

(i)	The maturity date of the Series A-2 Note is extended to October 15, 2021.
(ii)	The principal balance of the Series A-2 Note is increased by $50,000 as of April 14, 2021.
(iii)	If the Series A-2 Note is not repaid in its entirety (in cash and/or shares of the Company’s common stock pursuant to conversion(s) of the Series A-2 Note) on or before April 30, 2021, the principal balance of the Series A-2 Note will increase by an additional $50,000.
(iv)	If the Series A-2 Note is not repaid in its entirety (in cash and/or shares of the Company’s common stock pursuant to conversion(s) of the Series A-2 Note) on or before May 15, 2021, the principal balance of the Series A-2 Note will increase by an additional $50,000.
(v)	If the Series A-2 Note is not repaid in its entirety (in cash and/or shares of the Company’s common stock pursuant to conversion(s) of the Series A-2 Note) on or before July 15, 2021, the principal balance of the Series A-2 Note will increase by an additional $100,000.
(vi)	If the Series A-2 Note is not repaid in its entirety (in cash and/or shares of the Company’s common stock pursuant to conversion(s) of the Series A-2 Note) on or before September 15, 2021, the principal balance of the Series A-2 Note will increase by an additional $100,000, representing a total cumulative increase in the principal balance of $350,000 if the Series A-2 Note is not repaid in its entirety on or before September 15, 2021.
(vii)	The Company will, within five business days after the Company’s receipt of the Second Tranche Purchase Price of $999,996, pay $500,000 to Maxim, which will reduce the principal owed under the Series A-2 Note by $500,000.
(viii)	While any portion of the Series A-2 Note is outstanding, if the Company receives cash proceeds from public offerings or private placements of the Company’s common stock to investors (except with respect to proceeds from officers and directors of the Company), the Company will, within five business days of the Company’s receipt of such proceeds, inform Maxim or such receipt, following which Maxim will have the right in its sole discretion to require the Company to immediately apply up to 25% of such proceeds received by the Company to repay the outstanding amounts owed under the Series A-2 Note. The parties understand that (a) each dollar applied toward repayment pursuant to this clause (viii) will reduce the balance owed under the Series A-2 Note by one dollar, and (b) this clause (viii) will not apply to the Tiger Trout transaction.

The description of the third amendment to the Series A-2 Note as set forth above is qualified in its entirety by reference to the third amendment to the Series A-2 Note, a copy of which is filed as Exhibit 10.11 hereto and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Self-Amortization Promissory Note dated November 23, 2020, issued by the Company to the Holder (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2020).

10.2	Securities Purchase Agreement dated November 23, 2020, by and between the Company and the Holder (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2020).

10.3	Common Stock Purchase Warrant dated November 23, 2020, issued by the Company to the Holder (incorporated by reference to Exhibit 10.3 to registrant’s Current Report on Form 8-K filed with the Commission on December 2, 2020).

10.4	Promissory Note dated February 19, 2021, issued by the Company to the Holder (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the Commission on February 24, 2021).

10.5	Securities Purchase Agreement dated February 19, 2021, by and between the Company and the Holder (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K filed with the Commission on February 24, 2021).

10.6	Promissory Note dated March 10, 2021, issued by the Company to the Holder (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2021).

10.7	Securities Purchase Agreement dated March 10, 2021, by and between the Company and the Holder (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K filed with the Commission on March 16, 2021).

10.8†	Employment Agreement, entered into on March 25, 2021 and effective March 29, 2021, by and between the registrant and Roman Franklin (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the Commission on March 29, 2021).

10.9†	Employment Agreement, entered into on March 23, 2021 and effective March 29, 2021, by and between the registrant and Knicks Lau (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K filed with the Commission on March 29, 2021).

10.10	Stock Purchase Agreement, dated as of March 31, 2021, by and between the registrant and Tiger Trout Capital Puerto Rico, LLC (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2021).

10.11	Third Amendment to the Series A-2 Exchange Convertible Note entered into on April 14, 2021, by and between the registrant and Maxim Group LLC.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contract, compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLICITY ESPORTS AND GAMING COMPANY

Dated: April 14, 2021		/s/ Knicks Lau
	Name:	Knicks Lau
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

