Form 10-K
period 2021-05-31
SIMPLICITY ESPORTS & GAMING Co
filed 2021-08-30
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

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

As of November 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for a share of common stock on November 30, 2020 as reported on the OTCQB market tier ($15.00), was approximately $13,706,903.

As of August 27, 2021, there were 1,463,470 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its October 21, 2021 Annual Meeting of Stockholders are incorporated herein by reference.

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

Unless the context otherwise requires, “we,” “us,” or “the Company” refers to (i) “Simplicity Esports and Gaming Company” after the consummation of the acquisition of Simplicity Esports, LLC, (ii) “Smaaash Entertainment Inc.” before the consummation of the acquisition of Simplicity Esports, LLC but after the closing of the transactions with Smaaash Entertainment Private Limited, and (iii) I-AM Capital Acquisition Company prior to the closing of the transactions with Smaaash Entertainment Private Limited. “Simplicity Esports LLC” means our wholly owned subsidiary, Simplicity Esports, LLC, a Florida limited liability company, and its consolidated subsidiaries. “Simplicity One” means our 76% owned subsidiary, Simplicity One Brasil Ltda, a Brazilian limited liability company, and its consolidated subsidiaries. “Smaaash Private” means Smaaash Entertainment Private Limited, a private limited company incorporated under the laws of India, and its consolidated subsidiaries.

Industry Overview

Esports is the competitive playing of video games by amateur and professional teams for cash prizes. Esports typically takes the form of organized, multiplayer video games that include real-time strategy, fighting, first-person shooter, and multiplayer online battle arena games. As of July 7, 2021, the three largest selling esports games are Dota 2®, League of Legends® (both multiplayer online battle arena games) and Counter Strike: Global Offensive® (a first-person shooter game). Other popular games include SMITE®, StarCraft II®, Call of Duty®¸ Heroes of the Storm®, Hearthstone® and Fortnite®. Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including twitch.tv, azubu.tv, ustream.tv and youtube.com. Esports also includes games which can be played, primarily by amateurs, in multiplayer competitions on the Sony PlayStation®, Microsoft Xbox® and WII Nintendo® systems.

Although official competitions have long been a part of video game culture, participation and spectatorship of such events have seen a global surge in popularity over the last few years with the rapid growth of online streaming. The advent of online streaming technology has turned esports into a global industry that includes professional players and teams competing in major events that are simultaneously watched in person in stadiums, and by online viewers, which regularly exceed 1,000,000 viewers for major tournaments. According to Business Insider, over 100 million viewers saw the 2019 League of Legends® World Championships in person and online. CNBC reported in April 2019 that League of Legends® World Championships attract more viewers than the Super Bowl. Much like how there is a worldwide gaming market for the sports industry, there has now developed a worldwide gaming market for the esports industry. The impact has been so significant that many video game developers are now building features into their games designed to facilitate competition.

According to Newzoo, a global leader in esports, games and mobile intelligence, the total global esports audience was 500 million in 2019, with an anticipated 27.5 million American gamers, and such global audience is expected to reach 646 million by 2023. In addition, according to Newzoo, esports produced $950 million in 2019 revenue and was projected to reach $1.1 billion in 2020 and $1.6 billion in 2023. Esports enthusiasts, which are people who watch professional esports content at least once a month, made up 201.2 million of the 2018 total, up from 143.2 million in 2017. With a compound annual growth rate (“CAGR”) (2017-2022) of +15.7%, this number is expected to reach almost 297 million in 2022. The global average revenue per esports enthusiast, which includes not only gaming revenue, but also sponsorships advertising and all other esports related revenues, is projected to be $5.45 in 2019, up +8.9% from $5.00 in 2018. The number of occasional esports viewers, (people who watch professional esports content less than once a month), is expected to reach 252.6 million in 2019, up from 221.6 million in 2018, and is projected to grow with a CAGR of +12.6% to surpass 347 million in 2022. The number of people who are aware of esports worldwide was expected to reach 1.8 billion in 2019, up from 1.6 billion in 2018. According to Newtech Mag, China and the U.S. have the largest populations of esports fans, with Brazil ranking first in Latin America, which is the fastest growing gaming market, and third globally, with 20 million fans. The increasing prominence of esports as a mainstream entertainment industry is driving the growth in awareness in most regions. Audience and awareness growth in the emerging regions of Latin America, Middle East and Africa, Southeast Asia, and Rest of Asia is largely driven by improving IT infrastructure and urbanization. We believe the rise of new franchises, such as Player Unknown’s Battlegrounds® or PubG®, is an important global growth factor as the influx of millennials should continue to drive the growth of the esports industry’s audience and in turn, the esports gaming industry.

In 2019, globally there were 885 major esports events that generated an estimated $56.3 million in ticket revenues. The total prize money of all esports events held in 2019 reached $167.4 million, a slight increase from $150.8 million in 2018. The League of Legends® World Championship was 2019’s biggest tournament by live viewership hours on Twitch and YouTube, with 105.5 million hours. It also produced $1.9 million in ticket revenues. The Overwatch® League was the most-watched league by live viewership hours on Twitch and YouTube, generating 104.1 million hours. A report by Forbes estimates that the top 12 esports teams had 2019 revenues of between $8 million and $29 million and were valued at between $120 million and $400 million.

Business Overview

We are a global esports organization, that is capitalizing on the growth in esports through three business units, Simplicity One Brasil Ltda (“Simplicity One”), Simplicity Esports, LLC (“Simplicity Esports LLC”) and PLAYlive Nation, Inc. (“PLAYlive”). We believe that we are the only Securities and Exchange Commission (“SEC”) reporting, completely integrated-esports company that owns a League of Legends franchise. Additionally, we have the largest network of corporate and franchisee owned esports gaming centers in North America.

Our Esports Teams

We own and manage multiple professional esports teams domestically and internationally. Revenue is generated from prize winnings, corporate sponsorships, advertising, league subsidy payments and potential league revenue sharing payments from the publishers of video games.

Domestic Esports Teams – Simplicity Esports LLC

Through our wholly owned subsidiary, Simplicity Esports LLC, we own and manage multiple professional esports teams competing in games such as Heroes of the Storm. We are committed to growing and enhancing the esports industry, fostering the development of amateurs to compete professionally and signing established professional gamers to support their paths to greater success.

International Esports Team - Simplicity One

Since January 2020, through our 76% owned subsidiary Simplicity One, we manage Flamengo eSports, one of the leading Brazilian League of Legends® teams competing in the top tier league CBLoL. CBLoL was the most talked about esports league in the world, on Twitter for the first half of 2021, with Call of Duty League and Overwatch League ranking 2nd and 3rd respectively. Flamengo eSports was established in 2017 as the Esports division of Clube de Regatas do Flamengo, a successful Brazilian sports organization, with over 30 million followers across social media accounts, known for its world-famous soccer team. Flamengo eSports’ League of Legends® team won the CBLoL Championship in September 2019, which qualified the team to compete at the 2019 League of Legends® World Championship in Europe as one of 24 teams from 13 different regions around the world. Flamengo Esports @flaesports was ranked as the 6th most tweeted about esports organization in the world, ahead of Team Liquid and Cloud 9 ranking 7th and 10th respectively, for the first half of 2021.

Online Tournaments

In response to demand from customers for online esports tournaments which was in all likelihood triggered by the social distancing protocols attendant to the COVID-19 pandemic, we introduced in March 2020 an initiative of online esports tournaments. Since March 2020, through our wholly owned subsidiary, Simplicity Esports LLC, we have been holding online esports tournaments in the United States. In addition, we commenced promoting these weekly online tournaments via text messages to our database of over 400,000 paying esports gaming center customers, which we acquired in our acquisition of PLAYlive. If we can convert merely 1% of these existing customers from the PLAYlive database to play in our paid online tournaments, we anticipate this business unit may generate approximately $1 million in annual revenues. At a 5% conversion rate, this business segment may generate approximately $5 million in annual revenue. Management also intends to sell sponsorship and marketing activations for these online tournaments which would create additional revenue. We also announced our initiative to offer play at home online tournaments in Brazil. These tournaments are a way for us to engage with our customer base from home during periods of required social distancing or quarantine.

Our Gaming Centers

As of August 30, 2021, we have 28 operational locations (16 corporate locations and 12 franchise locations), through our subsidiaries throughout the U.S., giving casual gamers the opportunity to play in a social setting with other members of the gaming community. In addition, aspiring and established professional gamers have an opportunity to compete in local and national esports tournaments held in our gaming centers for prizes, notoriety, and potential contracts to play for one of our professional esports teams. In this business unit, revenue is generated from franchise royalties, the sale of game time, memberships, tournament entry fees, birthday party events, corporate party events, concessions and gaming-related merchandise.

Our business plan encompasses a brick and click physical and digital approach to further recognize revenue from all verticals, which we believe to be unique in the industry. The physical centers, together with our esports teams, lifestyle brand and marketing campaigns offer opportunities for additional revenue via strategic partnerships with both endemic and non-endemic brands. Our ultimate goal is to further engage a diverse fan base with a 360-degree approach driving traffic to both our digital platform, tournaments (online and in-person), and physical real estate to maximize the monetization opportunities with these relationships. In addition, we have proprietary intellectual capital, fan engagement strategies and brand development blueprints which complement our publicly available information.

Optimally, the esports gaming centers of Simplicity Esports LLC (“Simplicity Esports Gaming Centers”) will measure between 2,000 and 4,000 square feet, with dozens of gaming stations. The Simplicity Esports Gaming Centers will feature cutting edge technology, futuristic aesthetic décor and dynamic high-speed gaming equipment. We believe our brick-and-click strategy will present attractive opportunities for sponsors and advertisers to connect with our audience, creating an intriguing monetization opportunity for sponsors and advertisers. Currently our company owned stores operate in approximately 40,000 square feet of retail space in desirable, high traffic locations.

Creating content that engages fans, sponsors and developers, while promoting our brand is one of our primary goals. In August 2021, we announced a partnership with Television Korea 24 (“ESTV”) to provide esports and gaming content for their 24-7 live linear channel around the world. ESTV can be viewed in over 45 countries including the U.S. and Brazil. We seek to reach a broad demographic encompassing the casual, amateur and professional gaming community. Our philosophy is to enhance our footprint for both endemic and non-endemic partnerships. We believe we possess a deep perception of our markets and understand the new age of branding while maintaining authenticity to the gaming community that comprises our fanbase.

As a result of COVID-19 (discussed below), all of our corporate and franchised Simplicity Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Gaming Centers on May 1, 2020 and have since reopened 16 corporate and 12 franchised Simplicity Gaming Centers as of August 30, 2021, the majority of which are operating at restricted capacity based on local COVID-19 regulations. See “Risk Factors—Public health epidemics or outbreaks, such as COVID-19, could materially and adversely impact our business.”

Corporate Gaming Centers

As of year end May 31, 2021, through our subsidiary entities, we currently operate 15 corporate-owned retail Simplicity Esports Gaming Centers, one of which was acquired during the third fiscal quarter ended February 28, 2021 and two of which were acquired in the fourth fiscal quarter ended May 31, 2021. Subsequent to year end, we added one additional gaming center. Furthermore, we have engaged a national tenant representation real estate broker to assist in the strategic planning and negotiations for our future Simplicity Esports Gaming Center locations. We contemplate that new Simplicity Esports Gaming Centers will be funded by us as well as a combination of tenant improvement allowances from landlords and sponsorships. The Company intends to continue the expansion of its corporate owned esports gaming center footprint through the buildout of new esports gaming centers. The disruptions in commercial real estate caused by COVID-19 lockdowns have allowed the Company to strengthen its existing relationships with national landlords by signing new locations with percentage rent leases. The locations will range between 2,000 and 4,000 sq ft and be primarily located inside of shopping malls.

As announced in June 2020, we are in discussions with commercial property owners regarding their desire to have us open 7,000 to 12,000 square foot Arenas at their properties. There are multiple locations available to us with a percentage of gross sales rent lease structure (as opposed to fixed rent payments), and construction funds offered by the landlord to assist with the build out and equipping of our planned Arenas. These Arenas are planned as hubs in our hub and spoke model that will see smaller corporate and franchisee owned gaming centers as spokes connected to Arenas as hubs for larger events and tournaments.

Franchised Gaming Centers

Due to interest from potential franchisees, in 2019 we launched a franchising program to accelerate the expansion of our planned nationwide footprint. We sell specific franchise territories, through our wholly owned subsidiary PLAYlive, and assist with the establishment and buildout of esports gaming centers to potential business owners that desire to use our branding, infrastructure and process to open and operate gaming centers. We currently operate 12 fully constructed franchise esports gaming centers. The 12 franchise owned gaming centers that we have acquired to date generated over $1 million of revenue in the fiscal year ended May 31, 2021 despite operating with limited capacity due to COVID-19 restrictions. Due to interest from potential franchisees, we have launched a franchising program to accelerate the expansion of our planned nationwide footprint. We sell specific franchise territories, through our wholly owned subsidiary PLAYlive, and assist with the establishment and buildout of esports gaming centers to potential business owners that desire to use our branding, infrastructure and process to open and operate gaming centers. Franchise revenue is generated from the sale of franchise territories, supplying furniture, equipment and merchandise to the franchisees for buildout of their centers, a gross sales royalty fee and a national marketing fee. We license the use of our branding, assist in identifying and negotiating commercial locations, assist in overseeing the buildout and development, provide access to proprietary software for point of sale, inventory management, employee training and other HR functions. Franchisees also have an opportunity to participate in our national esports tournament events, and benefit from the growing profile of our professional esports teams. Once an esports gaming center is opened, we provide operational guidance, support and use of branding elements in exchange for a monthly royalty fee calculated as 6% of gross sales. On January 1, 2020, we implemented a national marketing fee of 1% of gross sales. To date, we have sold five of these franchise territories. COVID-19 travel restrictions caused us to suspend the sale of new franchise territories from April 1, 2020 until October 1, 2020. During this time, a pipeline of interested applicants has accumulated, and we anticipate new franchise territory sales over the next 12 months as a result.

The combination of the esports gaming centers, owned or franchised by our wholly owned subsidiaries Simplicity Esports LLC or PLAYlive, provides us with what we believe is one of the largest esports gaming center footprints in North America. Over the next 12 months, existing PLAYlive esports gaming centers will be rebranded to Simplicity Esports gaming centers. All newly opened franchise esports gaming centers will be branded as Simplicity Esports gaming centers and have numerous gaming PC’s. All gaming centers in our footprint will be participating venues in our national esports tournaments.

Franchise Roll Up Strategy

We began implementing a franchise roll-up strategy in July 2020 as a result of the disruption caused by COVID-19 related stay at home orders, and the disruption it caused to the commercial real estate market. The reduction in revenues for some franchisees because of stay-at-home orders, and government mandates to remain closed created significant accrued rent payments due to landlords. We have been able to come to terms with many franchisees to acquire the assets of their gaming centers and make them corporate owned. We have simultaneously negotiated new leases with some of the largest national mall chains, including Simon Property Group and Brookfield Asset Management, and are in the process of negotiating additional locations with other landlords. The new leases involve significant reductions in or elimination of fixed rent and the addition of percentage of revenues rent terms. During the fiscal year we signed 13 letters of intent and executed definitive agreements for all of those locations, most of which were operational prior to year-end. We expect each of these locations to be profitable as a result of the significant reduced rent expense via the percentage rent structure.

Our Stream Team

The Simplicity Esports LLC and Flamengo Esports stream teams encompass over 20 commentators (commonly known as “casters”), influencers and personalities who connect to a dedicated fan base. Our electric group of live personalities represent our organization to the fullest with their own unique style. We are proud to support and present a diverse group of gamers as we engage fans across a multiple of esports genres. Our Twitch affiliation has enabled our stream team influences to reach a broad fan base. Additionally, we have created several niches within the streaming community which has enabled us to engage fans within certain titles on a 24/7 basis. Our notoriety in the industry is evidenced by our audience that views millions of minutes of Simplicity Esports’ and Flamengo Esports’ content monthly, via various social media outlets including YouTube, Twitter and Twitch. Through Simplicity Esports LLC, we have begun to implement a unique approach to ensure the ultimate fan friendly esports experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community and we plan to use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry.

Material Acquisitions and Licensing

Acquisition of Simplicity Esports, LLC

On January 4, 2019, the Company consummated the transactions contemplated by that certain share exchange agreement, dated December 21, 2018 (as amended by Amendment No. 1 to Share Exchange Agreement, dated December 28, 2018 and by Amendment No. 2 to Share Exchange Agreement, dated December 30, 2018, the “Share Exchange Agreement”) by and among the Company, Simplicity Esports, LLC, a Florida limited liability company (“Simplicity Esports LLC”), each of the equity holders of Simplicity Esports LLC (“Simplicity Owners”) and Jed Kaplan, in the capacity as the representative of the Simplicity Owners (the “Representative”). Pursuant to the Share Exchange Agreement the Simplicity Owners transferred all the issued and outstanding equity interests of Simplicity Esports LLC to the Company in exchange for an aggregate of 375,000 (3,000,000 pre-reverse split) shares of common stock of the Company (the “Simplicity Esports Acquisition”). As of January 4, 2019, upon the completion of the Simplicity Esports Acquisition, esports gaming became the primary business of the Company.

On January 4, 2019, the Simplicity Owners received an aggregate of 37,500 (300,000 pre-reverse split) shares of common stock at the closing of the Acquisition and an additional aggregate of 87,500 (700,000 pre-reverse split) shares of common stock on January 7, 2019. The Simplicity Owners were initially entitled to receive an additional 250,000 (2,000,000 pre-reverse split) shares upon the Company’s receipt of the approval of its stockholders to such issuance. This condition was removed as the stockholder approval was only necessary due to the Company’s stock being listed on Nasdaq. Upon completion of the Simplicity Esports LLC acquisition, the Company decided that moving off the Nasdaq was appropriate, and the 250,000 (2,000,000 pre-reverse split) shares were issued to the Simplicity Owners on March 27, 2019.

In connection with the acquisition of Simplicity Esports LLC, on January 2, 2019, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation (the “Certificate Amendment”) with the Delaware Secretary of State to change the Company’s name from “Smaaash Entertainment, Inc.” to “Simplicity Esports and Gaming Company”. In addition, the Company changed the ticker symbols of its common stock and public warrants to “WINR” and “WINRW,” respectively, and commenced trading of its common stock and public warrants under such new ticker symbols on the OTCQB on January 10, 2019.

Acquisition of PLAYlive Nation, Inc.

On July 30, 2019, we acquired a 100% interest in PLAYlive by way of merger pursuant to an Agreement and Plan of Merger, dated July 25, 2019, whereby we acquired 100% of the issued and outstanding common stock of PLAYlive from the selling stockholders (“PLAYlive Stockholders”) of PLAYlive in exchange for 150,000 (750,000 shares pre-reverse split) shares of our common stock. Following this merger, PLAYlive became our wholly owned subsidiary. On the closing date of this merger, each of the PLAYlive Stockholders entered into a one-year lock-up agreement with the Company and each of Duncan Wood, Jordan C. Jenson, and Alec T. Carpenter entered into an employment agreement with PLAYlive.

Licensing of Flamengo Esports

Effective January 20, 2020, Simplicity One Brasil entered into an Exclusive Trademark and Symbol Use License Agreement, and Other Covenants (the “License Agreement”), dated November 5, 2019 with Clube de Regatas do Flamengo (one of the most successful Brazilian sports organizations, known for its world-famous soccer team), whereby Clube de Regatas do Flamengo agreed to exclusively license its intellectual property rights (“Flamengo IP Rights”) to Simplicity One Brasil (an entity which the Company and Team One E-Sports Ltda – ME owned a 90% and 10% equity interest in, respectively), authorizing Simplicity One Brasil to use the Flamengo IP Rights on a League of Legends team in esports as well as in other modalities in esports, which will be maintained and assembled by Simplicity One Brasil during the term of the Licensing Agreement. The License Agreement has a term of three years, beginning on January 1, 2020 and ending on December 31, 2022, and may be renewed by mutual written agreement by the parties. In exchange for the exclusive license, the Company shall pay Clube de Regatas do Flamengo an annual fee for the first, second and third year in the amount of $32,300 (Reais$170,000.00), $35,150 (Reais$185,000.00), and $38,000 (Reais$200,000.00), respectively, as well as the payment of royalties in the amount of 8% of the gross revenues (less taxes) of the eSports teams pursuant to the terms of the Licensing Agreement. If either party unilaterally terminates the Agreement or gives rise to certain termination grounds set forth in the Agreement, the terminating party will pay the other party a non-compensatory fine in the amount of approximately $19,000 (Reais $100,000) to indemnify the other party, without prejudice to any losses or damages that exceed such amount.

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

On April 1, 2020, the Company released multiple players and staff members from Simplicity One Brasil Ltd as part of a restructuring in an effort to make the Flamengo Esports project profitable. The Company was approved for ownership of a franchise spot in League of Legends Brazil (CBLoL) in October 2020.

In June 2020, while Simplicity One Brasil was preparing its initial application for purchasing from Riot Games a franchise in Campeonato Brasileiro de League of Legends, Simplicity One Brasil become aware that the 10%-ownership interest of Team One E-Sports Ltda (“Team One E-Sports”) in Simplicity One Brasil was in contravention of Riot Games’ policy that only one League of Legend esports team could be owned by an owner at one time because Team One had already submitted an application for purchasing a franchise for another League of Legend esports team. Accordingly, Simplicity One Brasil needed Team One E-Sports to divest itself of its 10%-equity interest in Simplicity One Brasil in order for Simplicity One Brasil to proceed with its franchise application. Therefore, on June 22, 2020, Mr. Kaplan entered into a Quota Purchase Agreement with Team One E-Sports, pursuant to which Mr. Kaplan acquired Team One Esports’ 10%-ownership equity interest for $45,000 in cash. In addition, the Company transferred a 2%-equity interest (an aggregate of 4%) to each of Laila De Braga Cavalcanti Loss and Frederico Tannure. Ms. Loss lives in Brazil and run the operations of Simplicity One Brasil, in order to comply with Riot Games’ policy requiring local ownership in Brazil in order to apply for a franchise of a league of legends sports team. Furthermore, on June 22, 2020, Mr. Kaplan agreed to forgive the debt of the Kaplan Promissory Note with a principal balance of $90,000 in exchange for the Company assigning to Mr. Kaplan a 10% equity interest in Simplicity One Brasil. In light of the restructuring of the ownership interest in Simplicity One Brasil, as of August 30, 2021, the Company, Mr. Kaplan, Ms. Cavalcanti Loss, and Mr. Tannure own a 76%, 20%, 2% and 2% equity interest in Simplicity One Brasil.

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Gaming Centers on May 1, 2020 and have since reopened 15 corporate and 12 franchised Simplicity Gaming Centers, the majority of which are operating at restricted capacity based on local COVID-19 regulations. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, a limited number of the franchisees of Simplicity Gaming Centers have defaulted on their obligations to pay their minimum monthly royalty payment to us. This has resulted in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. As of May 31, 2021, we have recorded an allowance for doubtful accounts of approximately $28 thousand and have written off $112 thousand, partly in conjunction with taking back certain franchises and converting them to company owned stores. We have experienced an increase in our account receivables, net of the allowance for doubtful accounts of approximately $32 thousand during the year ended May 31, 2021 and an increase of $128 thousand for the year ended May 31, 2020, as there were no accounts receivable at year end May 31, 2019. Notwithstanding our efforts to support franchisees and still collect on receivables, it is unclear exactly how much of the increase in accounts receivables is attributable to the impact of COVID-19. We have waived the minimum monthly royalty payment obligations from July 2020 through present day and are instead billing the franchisees a true-up of 6% of gross sales without a minimum. We continue to assess possible similar accommodations to the franchisees in light of the impact of COVID-19. Additionally, the disruptions in commercial real estate caused by COVID-19 lockdowns have allowed the Company to strengthen its existing relationships with national landlords by signing new locations with percentage rent leases.

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

The measures taken to date adversely impacted the Company’s business during the year ended May 31, 2021 and will potentially continue to impact the Company’s business. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

Smaaash Entertainment Private Limited

Business Combination

On November 20, 2018, the Company and Smaaash Entertainment Private Limited, a private limited company incorporated under the laws of India (“Smaaash Private”), consummated the transactions (the “Transactions” or the “Business Combination”) contemplated by the share subscription agreement (as amended, the “Subscription Agreement”), following the approval at the special meeting of the stockholders of the Company held on November 9, 2018 (the “Special Meeting”).

Pursuant to the Subscription Agreement, the purchase price of $150,000 was paid by the Company to Smaaash Private in exchange for 294,360 newly issued equity shares of Smaaash Private at the closing of the Transactions (the “Closing”), representing less than 1% of Smaaash Private at such time.

At the time of the Closing, AHA Holdings Private Limited (“AHA Holdings”) and Shripal Morakhia (together with AHA Holdings, the “Smaaash Founders”) agreed to transfer all of their ownership interest in Smaaash Private (the “Additional Smaaash Shares”) to the Company in exchange for newly issued shares of our Common Stock (the “Transferred Company Shares”).

In furtherance of the foregoing, at the Closing, the Company issued an aggregate of 250,000 shares of its common stock to the Smaaash Founders as an upfront portion of the Transferred Company Shares (the “Upfront Company Shares”). In connection with the issuance of the Upfront Company Shares, the Company and the Smaaash Founders entered into an escrow agreement pursuant to which the Upfront Company Shares would be held in escrow and will be either, (i) if the Additional Smaaash Shares are not transferred in full to the Company within the designated six-month period, cancelled, or (ii) if the Additional Smaaash Shares are transferred in full to the Company within the designated six-month period, released from escrow and the number of Upfront Company Shares will be deducted from the Transferred Company Shares that will be issued to the Smaaash Founders upon the delivery of the Additional Smaaash Shares. Pursuant to the terms of the escrow agreement, the Upfront Company Shares have been cancelled because the Additional Smaaash Shares were not transferred in full to the Company in the designated six-month period.

In connection with the Closing, the Company changed its name from I-AM Capital Acquisition Company to Smaaash Entertainment Inc. changed its stock symbols for its Common Stock, Public Rights and Public Warrants to “IAM,” “IAMXR,” and “IAMXW,” respectively, and entered into a master franchise agreement (“Master Franchise Agreement”) and a master license and distribution agreement (“Master Distribution Agreement”) with Smaaash Private. After the Closing, the Company’s primary assets consisted of shares in Smaaash Private and the rights granted under the Master Franchise Agreement and the Master Distribution Agreement.

Business of Smaaash Private

At the time of closing of the Smaaash transaction, Smaaash Private operated 40 games and entertainment centers (“Smaaash Centers”), including 39 Smaaash Centers in India and one international Smaaash Center in the U.S., in addition to carrying out product sales of its games and equipment that Smaaash has developed in-house, supported by its sponsorship and other revenues.

Smaaash Private’s core concept was to offer an interactive, immersive and fun experience to customers at its Smaaash Centers, blending Augmented Reality (“AR”) and Virtual Reality (“VR”) and other games, indoor entertainment, and attractive food and beverage options, customized to the tastes and preferences of a diverse set of customers across age groups, genders and backgrounds, including corporate customers, families, friends and children. Smaaash Private’s game concepts are supported by its in-house technology, value engineering and systems integration capabilities.

Master Franchise Agreement

Under the Master Franchise Agreement, Smaaash Private granted to the Company an exclusive right to establish and operate Smaaash Centers (as defined under the Master Franchise Agreement) and to sublicense the right to establish and operate Smaaash Centers to third party franchisees, and a license to use the products and other services developed by Smaaash Private with respect to the Smaaash Centers, in the United States (“Territory”). Further, Smaaash Private has granted to the Company the limited license to use the Trademarks of Smaaash Private (as set out in the Master Franchise Agreement) for the purposes of establishing and operating the Smaaash Centers in the Territory. The Master Franchise Agreement has been executed on an arms’ length basis between Smaaash Private and the Company.

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

Master License and Distribution Agreement

Under the Master Distribution Agreement, Smaaash Private granted to the Company an exclusive right to purchase from Smaaash Private specialized video game equipment and products related to sports and recreational activities (“Products”) in the territory under the brand name of Smaaash Private and sell them with a 15% markup to the customers which will be the sub-franchisees of the Company who will operate the Smaaash Centers, as specified in the Master Franchise Agreement.

Shift of Business Focus to Esports Gaming

Following the January 2019 acquisition of Simplicity Esports LLC described below, we determined to shift our current primary focus to esports gaming. Accordingly, we did not generate any revenues from Smaaash in 2019. The Master Franchise Agreement, as amended, and the Master Distribution Agreement continue in full force and effect, however, and we may now or in the future pursue Smaaash Private business opportunities.

Polar and K2

On November 2, 2018, the Company entered into a stock purchase agreement with each of Polar Asset Management Partners Inc. (“Polar”) and K2 Principal Fund L.P. (“K2”), pursuant to which Polar and K2 agreed to sell up to 61,250 (490,000 pre-reverse split) and 27,500 (220,000 pre-reverse split) shares, respectively, of the Company’s common stock to the Company 30 days after the consummation of the transactions at a price of $89.84 ($11.23 pre-reverse split) contemplated by the share subscription agreement with Smaaash Private.

On December 20, 2018, the Company, Polar, K2 and the Escrow Agent, entered into an Amendment (the “Amendment”), pursuant to which, among other things, the stock purchase agreements with Polar and K2 were amended to (x) reduce the purchase price per share payable by the Company at the closing of the Stock Sales from $89.84 ($11.23 pre-reverse split) per share to (1) first $48.00 ($6.00 pre-reverse split) per share up to 20% of the original number of Shares (as defined in the respective Purchase Agreement), (2) then $40.00 ($5.00 pre-reverse split) per remaining share up to 20% of the original number of Shares, (3) then $32.00 ($4.00 pre-reverse split) per remaining share up to 20% of the original number of Shares, (4) then $24.00 ($3.00 pre-reverse split) per remaining Share up to 20% of the original number of Shares, and (5) then $16.00 ($2.00 pre-reverse split) per remaining Share up to 20% of the original number of Shares, (y) to extend the outside date of the closing of the Stock Sales until January 18, 2019, and (z) to authorize the issuance of $3,542,700 and $1,590,600 from the Escrow Account to Polar and K2, respectively, as partial payment for the Shares prior to the final closing of the Stock Sales.

The Amendment also included provisions regarding the reduction of the exercise price and amendment of redemption provisions of the Company’s Public Warrants and Private Placement Warrants. On August 18, 2019, the Company held a special meeting of its public warrant holders to approve the foregoing. However, these proposals were not approved by the requisite votes.

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

Acquisition of Simplicity Esports, LLC

In connection with the Simplicity Esports Acquisition, the Simplicity Owners received an aggregate of 37,500 (300,000 pre-reverse split) shares of common stock at the closing on January 4, 2019, an additional aggregate of 87,500 (700,000 pre-reverse split) shares of common stock on January 7, 2019 and the remaining 250,000 (2,000,000 pre-reverse split) shares in March of 2019.

In connection with the Simplicity Esports Acquisition, on January 2, 2019, the Company filed a Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation (the “Certificate Amendment”) with the Delaware Secretary of State to change the Company’s name from “Smaaash Entertainment, Inc.” to “Simplicity Esports and Gaming Company.” In addition, the Company changed the ticker symbols of its common stock and public warrants to “WINR” and “WINRW,” respectively, and commenced trading of its common stock and public warrants under such new ticker symbols on the OTCQB on January 10, 2019.

During the year, the Company acquired thirteen gaming centers from prior franchisees in various locations throughout the United States. On a consolidated basis, the Company paid for these acquisitions by issuing shares of stock to former franchise owners in return for the property, plant and equipment, the inventory on hand at the time of the acquisition and the leasehold improvements of the leased spaces. As part of the acquisition effort, the Company was able to renegotiate the lease terms with the landlords in order to provide more favorable operating terms to the Company.

Equity Line

On March 12, 2020, the Company entered into a Common Stock Purchase Agreement with Triton Funds LP (“Triton”), dated as of March 11, 2020, pursuant to which, upon the terms and subject to the conditions thereof, Triton was committed to purchase shares of the Company’s common stock at an aggregate price of up to $500,000 (the “Maximum Commitment Amount”) over the course of the commitment period which ends on the earlier of (i) the date on which Triton purchases the Maximum Commitment Amount and (ii) December 31, 2020 (the “Equity Line”). In connection with the execution of the Common Stock Purchase Agreement, the Company registered the resale of up to 90,625 (725,000 pre-reverse split) shares of common stock issuable under the Equity Line in the amount of the Maximum Commitment Amount pursuant to a registration statement declared effective by the SEC on March 30, 2020.

On April 9, 2020, the Company delivered a Purchase Notice to Triton pursuant to the terms of the Common Stock Purchase Agreement requiring Triton to acquire 15,625 (125,000 pre-reverse split) shares of common stock, which resulted in $87,700 in proceeds to the Company. Pursuant to the terms of the Common Stock Purchase Agreement, on April 9, 2020, the Company instructed the transfer agent to issue 15,625 (125,000 pre-reverse split) shares of common stock to a custodial account of Triton. These shares were issued in reliance on Section 4(a)(2) of the Securities Act.

During the year ended May 31, 2021 and 2020, the Company applied for a loan payable under the Payroll Protection Plan (“PPP”). As of the year end, the Company owes $83.000 and $41,000 respectively. The Company is applying for permanent relief for the loans payable under the PPP federal guidelines.

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

If the Harbor Gates Note is not retired on or before the Maturity Date, then at any time and from time to time after the Maturity Date, and subject to the terms hereof and restrictions and limitations contained in the Harbor Gates Note, Harbor Gates has the right, at Harbor Gates’ sole option, to convert in whole or in part the outstanding and unpaid Principal Amount under the Harbor Gates Note into shares of the Company’s common stock at the Variable Conversion Price. The “Variable Conversion Price” will be equal to the lower of: (a) $8.00, or (b) 70% of the lowest volume weighted average price of the Company’s common stock during the 15 consecutive trading days prior to the date on Harbor Gates elects to convert all or part of the Harbor Gates Note.

On July 2, 2020, the Company repaid $152,500 and $15,2500 in accrued interest and $33,550 in prepayment penalty in full satisfaction of the 10% Convertible Promissory Harbor Gates Note.

Kaplan Promissory Note

On May 12, 2020 (the “Issue Date”), the Company issued a promissory note (the “Kaplan Note”) in the principal sum of $90,000 in favor of Jed Kaplan, the Company’s Chief Executive Officer, interim Chief Financial Officer, member of the Company’s Board of Directors and greater than 5% stockholder of the Company. The Kaplan Note matured on October 12, 2020 (the “Maturity Date”). The Company used the proceeds of the Kaplan Note to fund the operations of Simplicity One Brasil Ltda, the Company’s majority owned subsidiary (“Simplicity Brasil”).

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

As of May 31, 2020, advances under the terms of this note were $64,728. On various dates subsequent to May 31, 2020, Mr. Kaplan funded $25,272 pursuant to the Kaplan Promissory Note. With the contributions subsequent to May 31, 2020, the principal balances outstanding and due Mr. Kaplan amounted to $90,000. On June 22, 2020, Mr. Kaplan agreed to forgive the debt of the Kaplan Promissory Note with a principal balance of $90,000 in exchange for the Company assigning to Mr. Kaplan a 10% equity interest in Simplicity One, a subsidiary of the Company.

Self-Amortization Promissory Note

On June 18, 2020 (the “Issue Date”), the Company entered into a securities purchase agreement (the “SPA”) with an accredited investor (the “Holder”), pursuant to which the Company issued a 12% self-amortization promissory note (the “Amortization Note”) with a maturity date of June 18, 2021 (the “Maturity Date”), in the principal sum of $550,000. Pursuant to the terms of the Amortization Note, the Company agreed to pay to $550,000 (the “Principal Sum”) to the Holder and to pay interest on the Principal Sum at the rate of 12% per annum. The Amortization Note carries an original issue discount (“OID”) of $55,000. Accordingly, on the Closing Date (as defined in the SPA), the Holder paid the purchase price of $495,000 in exchange for the Amortization Note. In addition, pursuant to the terms of the SPA, the Company agreed to issue 6,875 shares of the Company’s common stock to the Holder as additional consideration.

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

In connection with the November 23, 2020 SPA discussed below, we repaid principal and interest of $198,375.

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

While any portion of this Note is outstanding, if the Company receives cash proceeds of more than $2,000,000.00 (the “Minimum Threshold”) in the aggregate from public offerings or private placements to investors, the Company shall, within two business days of Company’s receipt of such proceeds, inform the Holder of such receipt, following which the Holder shall have the right in its sole discretion to require the Company to immediately apply up to 50% of all proceeds received by the Company after the Minimum Threshold is reached to repay the outstanding amounts owed under this Note. As of_____the Company repaid principal and interest of $ in satisfaction of the outstanding note.

August 7, 2020 Self-Amortization Promissory Note

On August 7, 2020 (the “Issue Date”), the Company entered into a securities purchase agreement (the “SPA”) with FirstFire Global Opportunities Fund, LLC, an accredited investor (the “Holder”), pursuant to which the Company issued a 12% self-amortization promissory note (the “Self-Amortization Note”) with a maturity date of August 7, 2021 (the “Maturity Date”), in the principal sum of $333,333. Pursuant to the terms of the Self-Amortization Note, the Company agreed to pay $333,333 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum. The Amortization Note carries an original issue discount of $33,333. Accordingly, on the Closing Date (as defined in the SPA), the Holder paid the purchase price of $300,000 in exchange for the Self-Amortization Note. In addition, pursuant to the terms of the SPA, the Company agreed to issue 4,167 shares of the Company’s common stock to the Holder as additional consideration.

The Company may prepay the Self-Amortization Note at any time prior to the date that an Event of Default (as defined in the Amortization Note) (each an “Event of Default”) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest with no prepayment premium. The Self-Amortization Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Self-Amortization Note or SPA.

The Company is required to make amortization payments to the Holder according to the following schedule:

Payment Date	Payment Amount
12/07/2020	$40,075.75
01/07/2021	$40,075.75
02/08/2021	$40,075.75
03/08/2021	$40,075.75
04/07/2021	$40,075.75
05/07/2021	$40,075.75
06/07/2021	$40,075.75
07/07/2021	$40,075.75
08/07/2021	$39,952.34
Total:	$360,558.34

On March 10, 2021, we repaid the outstanding principal and interest on the Self-Amortization Note.

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

November 23, 2020 Self-Amortization Promissory Note

On November 25, 2020, the Company entered into a securities purchase agreement (the “November 2020 SPA”), dated as of November 23, 2020 (the “Effective Date”), with an accredited investor (the “Holder”) pursuant to which the Company issued a 12% self-amortization promissory note (the “November Amortization Note”) with a maturity date of November 23, 2021 (the “Maturity Date”), in the principal sum of $750,000. Pursuant to the terms of the November Amortization Note, the Company agreed to pay to $750,000 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum. The Company received net proceeds of $441,375, net of original issue discount of $75,000, origination fees of $35,250, and the partial repayment of principal and interest of $198,375 on the June 18, 2020 Note. In connection with the November Amortization Note, during the first twelve months of this note, interest equal to $90,000 shall be guaranteed and earned in full as of the Effective Date, provided, however, that if the November Amortization Note is repaid in its entirety on or prior to February 23, 2021, then the interest shall be accrued on a per annum basis based on the number of days elapsed as of the repayment date from the Effective Date.

In connection with the November 23, 2020 SPA, the Company is required to issue warrants equal to 375,000 divided by the Exercise Price (as defined below) (the “Warrant Shares”) (whereby such number may be adjusted from time to time pursuant to the terms and conditions of this Warrant) at the Exercise Price per share then in effect. For purposes of this Warrant, the term “Exercise Price” shall mean 110% of the public offering price of the Company’s common stock under the public offering contemplated by the registration statement on Form S-1 filed by the Company on October 23, 2020 (the “Uplist Offering”), provided, however, that if the Uplist Offering has not been consummated on or before May 23, 2021, then the Exercise Price shall mean the closing bid price of the Company’s common stock on December 23, 2020, subject to adjustment as provided in the warrant (including but not limited to cashless exercise), and the term “Exercise Period” shall mean the period commencing on the earlier of (i) the date of the Company’s consummation of the Uplist Offering or (ii) May 23, 2021, and ending on the five-year anniversary thereof. In connection with the issuance of these warrants, on the initial measurement date, the relative fair value of the warrants of $157,438 was recorded as a debt discount and an increase in paid-in capital.

The Company may prepay the Amortization Note at any time prior to the date that an Event of Default (as defined in the Amortization Note) (each an “Event of Default”) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium). The Amortization Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the November Amortization Note or the November 2020 SPA.

The Company is required to make amortization payments to the Holder according to the following schedule:

Payment Date	Payment Amount
2/23/2021	$84,000.00
3/23/2021	$84,000.00
4/23/2021	$84,000.00
5/21/2021	$84,000.00
6/23/2021	$84,000.00
7/23/2021	$84,000.00
8/23/2021	$84,000.00
9/23/2021	$84,000.00
10/22/2021	$84,000.00
11/23/2021	$84,000.00
Total:	$840,000.00

On February 19, 2021, we repaid the outstanding principal and interest on the November Amortization Note.

Upon the Holder’s provision of notice to the Company of the occurrence of any Event of Default, which has not been cured within five (5) calendar days (provided, however, that this cure period shall not apply to certain events of default as set forth in the November Amortization Note), the November Amortization Note shall become immediately due and payable and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default (as hereinafter defined), additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law. The Company shall have the right to pay the Default Amount in cash at any time, provided, however that the Holder may convert the November Amortization Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% contained in the Amortization Note) at any time after the date that is five (5) calendar days after the November Amortization Note becomes immediately due and payable as a result of an Event of Default until the Company has repaid the Amortization Note in cash. If the aforementioned event occurs, the conversion price will be equal to the closing bid price of the Company’s common stock on the trading day immediately preceding the date of the respective conversion.

The Holder shall have the right, at any time following an Uncured Default Date (as defined in this Note), to convert all or any portion of the then outstanding and unpaid principal amount and interest (including any default interest) into shares of the Company’s common stock at the Conversion Price. Following the Uncured Default Date, the Conversion Price shall equal the lesser of (i) 105% multiplied by the closing bid price of the Company’s common stock or (ii) the closing bid price of the Company’s common stock immediately preceding the date of the respective conversion (the “Conversion Price”).

Amendments to the Series A-2 Exchange Convertible Note

On or about December 20, 2018, the Company issued that certain Series A-2 exchange convertible note in the original principal amount of $1,000,000 (the “Series A-2 Note”) to Maxim.

On June 18, 2020, the Company and Maxim entered into that certain first amendment to the Series A-2 Note (the “First Amendment”), pursuant to which such parties agreed to the following: (i) Maxim’s resale of the Company’s common stock (the “Common Stock”) underlying the Series A-2 Note shall be limited to 10% of the daily volume of the Common Stock on each respective trading day, (ii) the maturity date of the Series A-2 Note was extended to December 31, 2020, (iii) the principal amount of the Series A-2 Note was increased by $100,000 and (iv) the conversion price was reduced from $15.44 ($1.93 pre-reverse split) to $9.20 ($1.15 pre-reverse split).

On December 31, 2020, the Company and Maxim entered into a second amendment to the Series A-2 Note to extend the maturity date of Series A-2 Note to February 15, 2021.

February 19, 2021 12% Promissory Note and Securities Purchase Agreement

On February 19, 2021, the Company entered into a securities purchase agreement (the “SPA”) dated as of February 19, 2021, with an accredited investor (the “Holder”), pursuant to which the Company issued a 12% promissory note (the “Note”) with a maturity date of February 19, 2022 (the “Maturity Date”), in the principal sum of $1,650,000. In addition, the Company issued 10,000 shares of its common stock to the Holder as a commitment fee pursuant to the SPA. Pursuant to the terms of the Note, the Company agreed to pay to $1,650,000 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum (provided that the first twelve months of interest shall be guaranteed). The Note carries an original issue discount (“OID”) of $165,000. Accordingly, on the Closing Date (as defined in the SPA), the Holder paid the purchase price of $1,485,000 in exchange for the Note. The Company intends to use the proceeds for its operational expenses, the repayment of those certain self-amortization promissory notes previously issued to the Holder on June 18, 2020 and November 23, 2020, and the repayment of certain other existing debt obligations. The Holder may convert the Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Note) at any time at a conversion price equal to $11.50 per share.

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

FirstFire Global 12% Promissory Note and Securities Purchase Agreement

On March 10, 2021, the Company, entered into a securities purchase agreement (the “First Fire SPA”) dated as of March 10, 2021, with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “Holder”), pursuant to which the Company issued a 12% promissory note with a maturity date of March 10, 2022, in the principal sum of $560,000. The Company received net proceeds of $130,606, net of OID of $56,000, net of origination fees of $8,394, and the repayment of principal and interest of $365,000 on the August 7, 2020 Note. In addition, the Company issued 3,394 (27,152 pre-reverse split) shares of its common stock to the Holder as a commitment fee pursuant to the SPA. Pursuant to the terms of the Note, the Company agreed to pay to $560,000 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum (provided that the first twelve months of interest shall be guaranteed). The Note carries an OID of $56,000. Accordingly, on the Closing Date (as defined in the First Fire SPA), the Holder paid the purchase price of $504,000 in exchange for the Note. The Holder may convert the Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Note) at any time at a conversion price equal to $11.50 per share.

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

The Company is required to make an interim payment to FirstFire in the amount of $123,200, on or before September 10, 2021, towards the repayment of the balance of the Note.

Upon FirstFire’s provision of notice to the Company of the occurrence of any Event of Default, which has not been cured within five (5) calendar days (provided, however, that this five (5) calendar day cure period shall not apply to any event of default under Sections 3.1, 3.2, and 3.19 of the Note), the Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law.

GS Capital Securities Purchase Agreement & Note

On June 16, 2021, the Company entered into a securities purchase agreement (the “GS SPA”) dated as of June 10, 2021, with GS Capital Partners, LLC (“GS Capital”), pursuant to which the Company issued a 12% promissory note (the “GS Note”) with a maturity date of June 10, 2023 (the “GS Maturity Date”), in the principal sum of $333,333. In addition, the Company issued 3,125 shares of its common stock to GS as a commitment fee pursuant to the GS SPA. Pursuant to the terms of the GS Note, the Company agreed to pay to $300,000.00 (the “GS Principal Sum”) to GS and to pay interest on the principal balance at the rate of 12% per annum (provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the GS Note after 180 days from June 10, 2021). The GS Note carries an original issue discount (“OID”) of $33,333. Accordingly, GS paid the purchase price of $300,000.00 in exchange for the GS Note. The Company intends to use the proceeds for working capital and to pay off an existing promissory note issued by the Company in favor of Maxim. GS may convert the GS Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the GS Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by GS upon, at the election of GS, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $11.50 per share, as the same may be adjusted as provided in the GS Note.

The Company may prepay the GS Note at any time prior to maturity in accordance with the terms of the GS Note. The GS Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the GS Note or the GS SPA.

Upon the occurrence of any Event of Default (as defined in the GS Note), which has not been cured within three calendar days, the GS Note shall become immediately due and payable and the Company shall pay to GS, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

Pursuant to the terms of the GS SPA, the Company also issued to GS a three-year warrant to purchase 156,250 shares of the Company’s common stock at an exercise price equal to (i) 110% of the per share offering price of the offering made in connection with any uplisting of the Company’s common stock; or (ii) prior to the determination of the per share offering price of the offering made in connection with any uplisting of the common stock and following such time if the uplisting contemplated in clause (i) is not completed by November 1, 2021, $10.73.

The Company also agreed to prepare and file with the SEC a registration statement covering the resale of all shares issued or issuable pursuant to the GS SPA, including shares issued upon conversion of the GS Note or exercise of the GS Warrant. The Company agreed to use its commercially reasonable efforts to have the registration statement filed with the SEC within 90 days following June 10, 2021 and to have the registration statement declared effective by the SEC within 120 days following June 10, 2021.

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

Settlement Agreement

In March 2019, the Company entered into a settlement agreement with its prior attorney. The settlement agreement called for $200,000 to be paid upon signing the settlement agreement and then another $525,000 to be paid over-time. As of May 31, 2021, the Company owed this attorney $125,000.

Debt Conversion

On May 31, 2019, we issued 100,000 shares of Common Stock to affiliates of Polar in exchange for Polar’s forgiveness of $143,476 owed by us to Polar under that certain Stock Purchase Agreement, dated as of November 2, 2018, between Polar and us.

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

Restructuring the Ownership in Simplicity One Brasil, LTDA

In June 2020, while Simplicity One Brasil Ltda (“Simplicity One Brasil”) was preparing its initial application for purchasing a franchise in Campeonato Brasileiro de League of Legends, Simplicity One Brasil become aware that the 10%-ownership interest of Team One E-Sports Ltda (“Team One E-Sports”) in Simplicity One Brasil was in contravention of Riot Games’ policy that only one League of Legend esports team could be owned by an owner at one time because Team One had already submitted an application for purchasing a franchise for another League of Legend esports team. Accordingly, Simplicity One Brasil needed Team One E-Sports to divest itself of its 10%-equity interest in Simplicity One Brasil in order for Simplicity One Brasil to proceed with its franchise application. Therefore, on June 22, 2020, Mr. Kaplan entered into a Quota Purchase Agreement with Team One E-Sports, pursuant to which Mr. Kaplan acquired Team One Esports’ 10%-ownership equity interest for $45,000 in cash. In addition, the Company transferred a 2%-equity interest (an aggregate of 4%) to each of Laila De Braga Cavalcanti Loss and Frederico Tannure. Ms. Loss lives in Brazil and run the operations of Simplicity One Brasil, in order to comply with Riot Games’ policy requiring local ownership in Brazil in order to apply for a franchise of a league of legends sports team. Furthermore, on June 22, 2020, Mr. Kaplan agreed to forgive the debt of the Kaplan Promissory Note with a principal balance of $90,000 in exchange for the Company assigning to Mr. Kaplan a 10% equity interest in Simplicity One Brasil. In light of the restructuring of the ownership interest in Simplicity One Brasil, as of August 30, 2021, the Company, Mr. Kaplan, Ms. Cavalcanti Loss, and Mr. Tannure own a 76%, 20%, 2% and 2% equity interest in Simplicity One Brasil.

Recent Developments

Form S-8 Registration Statement

On March 18, 2021, the Company filed a registration statement on Form S-8 for the purpose of resale or reoffer thereof, of 18,125 (145,000 pre-reverse split) shares of the Company’s common stock issued prior to the filing of such registration statement and held by the selling stockholder named therein in connection with such selling stockholder’s provision of services to the Company. On June 4, 2021, the Company filed a registration statement on Form S-8 for the purpose of resale or reoffer thereof, of 1,000,000 shares of the Company’s common stock reserved for issuance pursuant to the Company’s 2020 Omnibus Incentive Plan.

Appointment of Mr. Kaplan as Chairman, Mr. Franklin as Chief Executive Officer and Mr. Lau as Chief Financial Officer; New Executive Officer Agreements

On March 25, 2021, our board of directors appointed Jed Kaplan, our then-Chief Executive Officer, Interim Chief Financial Officer and a member of the Board, as Chairman of the Board, effective March 29, 2021. Also on March 25, 2021, Mr. Kaplan submitted his resignation as Chief Executive Officer and Interim Chief Financial Officer. On the same date, our board of directors appointed Roman Franklin, our then- President and Chief Operating Officer and a member of the Board, as our Chief Executive Officer, effective March 29, 2021. Also on March 25, 2021, our board of directors appointed Knicks Lau to serve as our Chief Financial Officer, effective March 29, 2021. Donald R. Caldwell, who served as Chairman of the Board until March 29, 2021, continues to serve as a member of our board of directors and as Chairman of the Audit Committee and Chairman of the Compensation Committee.

In connection with Mr. Franklin’s appointment, on March 25, 2021, the Company entered into an employment agreement, dated as of March 29, 2021 by and between the Company and Mr. Franklin. See “Executive Compensation—Executive Officer and Director Compensation—Executive Employment Agreements” for information regarding Mr. Franklin’s employment agreement.

In connection with Mr. Lau’s appointment, on March 23, 2021, the Company entered into an employment agreement, dated as of March 29, 2021 by and between the Company and Mr. Lau. See “Executive Compensation—Executive Officer and Director Compensation—Executive Employment Agreements” for information regarding Mr. Lau’s employment agreement. On May 7, 2021, the Board of Directors of the Company appointed Laila Cavalcanti Loss to serve as a member of the Company’s Board of Directors. On May 10, 2021, Knicks Lau resigned as the Company’s Chief Financial Officer for personal reasons. On May 11, 2021, the Company’s Board of Directors appointed Nancy Hennessey as the Company’s Chief Financial Officer, effective May 17, 2021.

In connection with Ms. Hennessey’s appointment as the Company’s Chief Financial Officer effective May 17, 2021, on May 11, 2021, the Company entered into an employment agreement, dated as of May 17, 2021 by and between the Company and Ms. Hennessey. See “Executive Compensation—Executive Officer and Director Compensation—Executive Employment Agreements” for information regarding Ms. Hennessey’s employment agreement.

In May 2021, the Company hired Julianne Blanchette to serve as its Corporate Secretary to assist with Board of Directors and corporate governance matters.

Tiger Trout SPA

On March 31, 2021, the Company entered into a Stock Purchase Agreement (this “Agreement”) by and between the Company and Tiger Trout Capital Puerto Rico, LLC (“Tiger Trout”), pursuant to which the Company agreed to issue and sell to Tiger Trout an aggregate of 125,000 shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) at a purchase price of $12.00 per share, for a total purchase price of $1,500,000.

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

In the Agreement, the Company agreed that, following the First Closing, the Company will utilize its commercially reasonable efforts to file a resale registration statement (the “Registration Statement”) pursuant to the Securities Act of 1933, as amended (the “Securities Act”), with the Securities and Exchange Commission (the “Commission”) for the resale of the Shares, and will use its commercially reasonable efforts to have such registration statement declared effective by the Commission within 30 calendar days, but not more than 90 calendar days after March 31, 2021.

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

On April 28, 2021, the Company filed a registration statement on Form S-1 with File No. 333-255584, to register up to 125,000 (1,000,000 pre-reverse split) shares of the Company’s common stock by Tiger Trout pursuant to the Agreement, and the Form S-1 was declared effective by the SEC on May 10, 2021.

The Agreement contains customary representations and warranties of the Company and the Purchaser and other customary covenants and agreements. The Agreement may be terminated by either the Company or Tiger Trout if the Second Closing has not occurred by the date that is 90 calendar days after March 31, 2021. As of August ___, 2021, the Agreement is still in effect.

FMW Media Works

Effective April 1, 2021, in connection with compensation for services to be rendered, the Company issued 12,500 (100,000 pre-reverse split) shares of common stock to FMW Media Works.

Maxim Note Payable

On April 14, 2021, the Company and Maxim entered into the third amendment to the Series A-2 Note with Maxim pursuant to which the Company and Maxim agreed to the following:

(i)	The maturity date of the Series A-2 Note is extended to October 15, 2021.

(ii)	The principal balance of the Series A-2 Note is increased by $50,000 as of April 14, 2021.

(iii)	The Series A-2 Note was not repaid in its entirety (in cash and/or shares of the Company’s common stock pursuant to conversion(s) of the Series A-2 Note) on or before April 30, 2021, and accordingly, the principal balance of the Series A-2 Note increased by an additional $50,000.

(iv)	The Series A-2 Note was not repaid in its entirety (in cash and/or shares of the Company’s common stock pursuant to conversion(s) of the Series A-2 Note) on or before May 15, 2021, and accordingly, the principal balance of the Series A-2 Note increased by an additional $50,000.

(v)	If the Series A-2 Note is not repaid in its entirety (in cash and/or shares of the Company’s common stock pursuant to conversion(s) of the Series A-2 Note) on or before July 15, 2021, the principal balance of the Series A-2 Note will increase by an additional $100,000.

(vi)	If the Series A-2 Note is not repaid in its entirety (in cash and/or shares of the Company’s common stock pursuant to conversion(s) of the Series A-2 Note) on or before September 15, 2021, the principal balance of the Series A-2 Note will increase by an additional $100,000, representing a total cumulative increase in the principal balance of $350,000 if the Series A-2 Note is not repaid in its entirety on or before September 15, 2021.

(vii)	The Company will, within five business days after the Company’s receipt of the Second Tranche Purchase Price of $999,996, pay $500,000 to Maxim, which will reduce the principal owed under the Series A-2 Note by $500,000.

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

Form S-1 Registration Statement

On April 28, 2021, the Company filed a registration statement on Form S-1 with File No. 333-255584, to register up to 125,000 (1,000,000 pre-reverse split) shares of the Company’s common stock issued to Tiger Trout Capital Puerto Rico, LLC, a Puerto Rico limited liability company, which was declared effective by the SEC on May 10, 2021.

Resignation of Knicks Lau; Appointment of Nancy Hennessey as Chief Financial Officer and Appointment of Laila Cavalcanti Loss as a Director; New Executive Officer Agreement and Corporate Secretary

June 11 FirstFire Global 12% Promissory Note and Securities Purchase Agreement

On June 11, 2021, the Company entered into a securities purchase agreement (the “FirstFire SPA”) dated as of June 10, 2021, with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which the Company issued a 12% promissory note (the “FirstFire Note”) with a maturity date of June 10, 2023 (the “FirstFire Maturity Date”), in the principal sum of $1,266,666. In addition, the Company issued 11,875 shares of its common stock to FirstFire as a commitment fee pursuant to the FirstFire SPA. Pursuant to the terms of the FirstFire Note, the Company agreed to pay to $1,266,666 (the “FirstFire Principal Sum”) to FirstFire and to pay interest on the principal balance at the rate of 12% per annum (provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the FirstFire Note after 180 days from June 10, 2021). The FirstFire Note carries an original issue discount (“OID”) of $126,666. Accordingly, FirstFire paid the purchase price of $1,140,000 in exchange for the FirstFire Note. The Company intends to use the proceeds for working capital and to pay off an existing promissory note issued by the Company in favor of Maxim. FirstFire may convert the FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the FirstFire Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by FirstFire upon, at the election of FirstFire, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $11.50 per share, as the same may be adjusted as provided in the FirstFire Note.

The Company may prepay the FirstFire Note at any time prior to maturity in accordance with the terms of the FirstFire Note. The FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the FirstFire Note or the FirstFire SPA.

Upon the occurrence of any Event of Default (as defined in the FirstFire Note), which has not been cured within three calendar days, the FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the FirstFire Principal Sum then outstanding plus accrued interest multiplied by 125%.

Pursuant to the terms of the FirstFire SPA, the Company also issued to FirstFire a three-year warrant (the “FirstFire Warrant”) to purchase 593,750 shares of the Company’s common stock at an exercise price equal to (i) 110% of the per share offering price of the offering made in connection with any uplisting of the Company’s common stock; or (ii) prior to the determination of the per share offering price of the offering made in connection with any uplisting of the common stock and following such time if the uplisting contemplated in clause (i) is not completed by November 1, 2021, $10.73.

The Company also agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of all shares issued or issuable pursuant to the FirstFire SPA, including shares issued upon conversion of the FirstFire Note or exercise of the FirstFire Warrant. The Company agreed to use its commercially reasonable efforts to have the registration statement filed with the SEC within 90 days following June 10, 2021 and to have the registration statement declared effective by the SEC within 120 days following June 10, 2021.

GS Capital Securities Purchase Agreement & Note

On June 16, 2021, the Company entered into a securities purchase agreement (the “GS SPA”) dated as of June 10, 2021, with GS Capital Partners, LLC (“GS Capital”), pursuant to which the Company issued a 12% promissory note (the “GS Note”) with a maturity date of June 10, 2023 (the “GS Maturity Date”), in the principal sum of $333,333. In addition, the Company issued 3,125 shares of its common stock to GS as a commitment fee pursuant to the GS SPA. Pursuant to the terms of the GS Note, the Company agreed to pay to $300,000.00 (the “GS Principal Sum”) to GS and to pay interest on the principal balance at the rate of 12% per annum (provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the GS Note after 180 days from June 10, 2021). The GS Note carries an original issue discount (“OID”) of $33,333. Accordingly, GS paid the purchase price of $300,000.00 in exchange for the GS Note. The Company intends to use the proceeds for working capital and to pay off an existing promissory note issued by the Company in favor of Maxim. GS may convert the GS Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the GS Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by GS upon, at the election of GS, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $11.50 per share, as the same may be adjusted as provided in the GS Note.

The Company may prepay the GS Note at any time prior to maturity in accordance with the terms of the GS Note. The GS Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the GS Note or the GS SPA.

Upon the occurrence of any Event of Default (as defined in the GS Note), which has not been cured within three calendar days, the GS Note shall become immediately due and payable and the Company shall pay to GS, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

Pursuant to the terms of the GS SPA, the Company also issued to GS a three-year warrant to purchase 156,250 shares of the Company’s common stock at an exercise price equal to (i) 110% of the per share offering price of the offering made in connection with any uplisting of the Company’s common stock; or (ii) prior to the determination of the per share offering price of the offering made in connection with any uplisting of the common stock and following such time if the uplisting contemplated in clause (i) is not completed by November 1, 2021, $10.73.

The Company also agreed to prepare and file with the SEC a registration statement covering the resale of all shares issued or issuable pursuant to the GS SPA, including shares issued upon conversion of the GS Note or exercise of the GS Warrant. The Company agreed to use its commercially reasonable efforts to have the registration statement filed with the SEC within 90 days following June 10, 2021 and to have the registration statement declared effective by the SEC within 120 days following June 10, 2021.

Nasdaq Capital Market or NYSE American Listing, Reverse Stock Split and Increase in Authorized Shares of Common Stock

We intend to list our common stock and warrants on the Nasdaq Capital Market or NYSE American. There is no assurance that our listing application will be approved by the Nasdaq Capital Market or NYSE American.

In order to obtain Nasdaq Capital Market or NYSE American listing approval, we obtained approval of our board of directors and shareholders of (i) a reverse stock split of the outstanding shares of our common stock in the range from one-for-two (1-for-2) to one-for-ten (1-for-10), which ratio was to be selected by the board of directors and (ii) an increase in our authorized shares of common stock from 20,000,000 to 36,000,000 shares of common stock.

On August 17, 2020, we filed a Certificate of Amendment to increase the authorized shares of common stock from 20,000,000 to 36,000,000. Accordingly, our authorized capital stock consists of (i) 36,000,000 shares of common stock, and (ii) 1,000,000 shares of preferred stock.

On November 17, 2020, our board of directors approved the reverse stock split in a ratio of 1-for-8 and on November 17, 2020, we filed an amended and restated certificate of amendment to our Certificate of Incorporation, as amended, implementing the reverse stock split in a ratio of 1-for-8, effective November 19, 2020; provided, however, the reverse stock split became effective for trading purposes on November 20, 2020 when it had been processed by the Financial Industry Regulatory Authority (“FINRA”). The reverse stock split is intended to allow us to meet the minimum share price requirement of the Nasdaq Capital Market or NYSE American. There is no assurance that our listing application will be approved by the Nasdaq Capital Market or NYSE American.

Information About Our Executive Officers

Roman Franklin. Mr. Franklin has been a member of our Board of Directors since August 16, 2017, and our President since December 31, 2018. Mr. Franklin was promoted to Chief Executive Officer in March 2021. Prior to joining the Company, Mr. Franklin was Chief Investment Officer of SMC Global USA from March 2016 until December 31, 2016, and prior, President of Franklin Financial Planning from 2005 to 2016. Roman Franklin is a 16-year veteran of the financial services industry. By the age of 22 he held FINRA Series 7, Series 66, and Life, Health, and Variable Insurance Licenses. In 2005, he founded a fee-only registered investment advisory firm. In 2008, he was one of the youngest recipients of the National Association of Personal Financial Advisors (“NAPFA”) Registered Financial Advisor (RFA) designation. In 2015, he was elected as a Board Member of the NAPFA, South Region Board of Directors, overseeing more than a dozen states from Texas, to Florida, to North Carolina. Mr. Franklin has experience in domestic and international investments, and has been involved in multiple international business transactions. Mr. Franklin holds a Bachelor of Science degree in Management from Barry University and an M.B.A. in Finance from the Graduate School of Business at Stetson University. His civic organization roles include School Advisory Council for Volusia County Schools, City of DeLand Economic Development Committee, and the Boys’ and Girls’ Clubs of Central Florida.

We believe Mr. Franklin’s strong expertise in finance and international and domestic business transactions qualifies him to serve on our Board of Directors.

Nancy Hennessey. Ms. Hennessey joined the Company as Chief Financial Officer in May 2021. Prior to this she worked as the Senior Vice President of Financial Planning and Analysis and as a consultant to the Chief Executive Officer of Travel and Leisure, formerly Wyndham Destinations, an NYSE listed $5 billion market cap company. From 1990 to 2011, Ms. Hennessey served multiple companies as Vice President of Finance and Chief Financial Officer. Ms. Hennessey began her career by working for Ernst & Young as a Senior Auditor from 1986 until 1990. Ms. Hennessey is a Certified Public Accountant and holds a BBA and MBA in Public Accounting from the Lubin School of Business at Pace University.

We believe Ms. Hennessey’s extensive experience in corporate finance qualifies her to serve as an Executive Officer of the Company.

Employees

As of August 30, 2021, we had approximately 20 full-time employees and 30 part-time employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

Legal Proceedings

On August 5, 2020, a lawsuit styled Duncan Wood v. PLAYlive Nation, Inc. and Simplicity eSports and Gaming Company (Case No. 20-1043) was filed in the U.S. District Court for the District of Delaware. The complaint alleges unlawful failure to make timely and reasonable payment of wages, breach of contract, breach of the duty of good faith and fair dealing and unjust enrichment. The plaintiff seeks monetary damages for compensation alleged to be owed, treble damages, interest on all wage compensation, reasonable attorneys’ fees and other relief as the Court deems just and proper. On October 30, 2020, Mr. Wood and Simplicity Esports and Gaming Company executed a mutual General Release and the lawsuit was dismissed with prejudice.

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

Properties

Our corporate headquarters are located at 7000 W. Palmetto Park Road, Suite 505, Boca Raton, Florida 33433, where we lease approximately 250 rentable square feet of office space from an unaffiliated third party. This lease expires on June 1, 2022. Terms of the office lease provide for a base rent payment of $800 per month. In total we lease approximately 40,000 rentable square feet of retail and office space from unaffiliated third parties in 17 locations in Florida, Oregon, Texas, California, Missouri, Montana, and Washington State for our corporate offices and gaming centers. These leases expire at various times, with the first expiration being May of 2022 and the last being July of 2030. Terms of the office and retail leases currently provide for aggregate base rent payments of approximately $39,000 per month with annual price escalations. We believe that these facilities are adequate for our current and near-term future needs.

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

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	our history of losses;
●	our inability to attract sufficient demand for our services and products;
●	our ability to successfully execute our growth and acquisition strategy and manage effectively our growth;
●	changes in the competitive environment in our industry and the markets we serve, and our ability to compete effectively;
●	our dependence on a strong brand image;

●	our cash needs and the adequacy of our cash flows and earnings;
●	our ability to access additional capital;
●	our dependence upon our executive officers, founders and key employees;
●	our ability to attract and retain qualified personnel;
●	our reliance on our technology systems, the impact of technological changes and cybersecurity risks;
●	changes in applicable laws or regulations;
●	our ability to protect our trademarks or other intellectual property rights;
●	potential litigation from competitors or customers;
●	public health epidemics or outbreaks (such as the novel strain of coronavirus (COVID-19)) and our responses to such events could materially and adversely impact our business; and
●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

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

We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended May 31, 2021 and 2020.

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended May 31, 2021 and 2020 we reported net losses of $6,283,083 and $2,665,779, respectively, and negative cash flow from operating activities of $1,283,979 and $1,522,486 respectively. As of May 31, 2021, we had an aggregate accumulated deficit of $12,380,154. We anticipate that we will continue to report losses and negative cash flow. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended May 31, 2021 and 2020.

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

As part of our business strategy, from time to time, we acquire, make investments in, or enter into strategic alliances and joint ventures with complementary businesses. The acquisition of Simplicity Esports LLC involves significant risks and uncertainties, including: (i) the potential for Simplicity Esports LLC’s business to underperform relative to our expectations and the acquisition price, (ii) the potential for Simplicity Esports LLC’s business to cause our financial results to differ from expectations in any given period, or over the longer-term, (iii) unexpected tax consequences from the acquisition, or the tax treatment of Simplicity Esports LLC’s business’s operations going forward, giving rise to incremental tax liabilities that are difficult to predict, (iv) difficulty in integrating Simplicity Esports LLC’s business, its operations and its employees in an efficient and effective manner, (v) any unknown liabilities or internal control deficiencies assumed as part of the acquisition, and (vi) the potential loss of key employees of Simplicity Esports LLC’s businesses. Further, the transaction may involve the risk that our senior management’s attention will be excessively diverted from our other operations, the risk that the gaming industry does not evolve as anticipated and that any intellectual property or personnel skills acquired do not prove to be those needed for our future success, and the risk that our strategic objectives, cost savings or other anticipated benefits are otherwise not achieved.

Our business may be harmed if our licensing partners, or other third parties with whom we do business, act in ways that put our brand at risk.

We anticipate that our business partners shall be given access to sensitive and proprietary information or control over our intellectual property in order to provide services and support to our teams. These third parties may misappropriate our information or intellectual property and engage in unauthorized use of it or otherwise act in a way that places our brand at risk. The failure of these third parties to provide adequate services and technologies, the failure of third parties to adequately maintain or update their services and technologies or the misappropriation or misuse of this information or intellectual property could result in a disruption to our business operations or an adverse effect on our reputation and may negatively impact our business.

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

Our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 30.4% of our outstanding shares of Common Stock. Accordingly, our executive officers, directors and principal stockholders, and their respective affiliates, will have significant influence on the ability to control the Company and the outcome of issues submitted to our stockholders.

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

Our corporate headquarters are located at 7000 W. Palmetto Park Road, Suite 505, Boca Raton, Florida 33433, where we lease approximately 250 rentable square feet of office space from an unaffiliated third party. This lease expires on June 1, 2022. Terms of the office lease provide for a base rent payment of $800 per month. In total we lease approximately 40,000 rentable square feet of retail and office space from unaffiliated third parties in eleven locations in Florida, Oregon, Texas, California, Missouri, Montana, and Washington State for our corporate offices and gaming centers. These leases expire at various times, with the first expiration being May of 2022 and the last being July of 2030. Terms of the office and retail leases currently provide for aggregate base rent payments of approximately $39,000 per month with annual price escalations. We believe that these facilities are adequate for our current and near-term future needs.

Item 3.	Legal Proceedings

On August 5, 2020, a lawsuit styled Duncan Wood v. PLAYlive Nation, Inc. and Simplicity eSports and Gaming Company (Case No. 20-1043) was filed in the U.S. District Court for the District of Delaware. The complaint alleges unlawful failure to make timely and reasonable payment of wages, breach of contract, breach of the duty of good faith and fair dealing and unjust enrichment. The plaintiff seeks monetary damages for compensation alleged to be owed, treble damages, interest on all wage compensation, reasonable attorneys’ fees and other relief as the Court deems just and proper. On October 30, 2020, Mr. Wood and Simplicity Esports and Gaming Company executed a mutual General Release and the lawsuit was dismissed with prejudice.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Securities

Our Common Stock and Public Warrants are quoted on the OTCQB under the symbols “WINR” and “WINRW”, respectively.

The following table includes the high and low bids for our Common Stock and Public Warrants for the fiscal years ended May 31, 2021 and 2020.

	Common Stock (1)		Public Warrants (2)
	High	Low	High	Low
Fiscal Year 2021
March 1 to May 31, 2021	$22.00	10.60	0.85	0.29
December 1, 2020 to February 28, 2021	$21.08	11.00	0.87	0.29
September 1 to November 30, 2020	$16.30	6.68	0.41	0.17
June 1 to August 31, 2020	$18.64	6.46	0.39	0.17

Fiscal Year 2020
March 1 to May 31, 2020	$13.76	5.36	0.36	0.03
December 1, 2019 to February 28, 2020	$13.52	6.40	0.45	0.11
September 1 to November 30, 2019	$21.52	12.00	0.66	0.16
June 1 to August 31, 2019	$19.68	10.56	0.58	0.25

On August 27, 2021, the closing price of our Common Stock and Public Warrants were $10.15 and $0.15, respectively. As of August 27, 2021, we had 1,463,470 shares of Common Stock and 0,000,000 Public and Private Warrants issued and outstanding.

Holders

As of August 27, 2021, there were approximately 136 holders of record of our Common Stock and 61 holders of record of our Public Warrants.

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

Recent Sales of Unregistered Securities

On July 30, 2019, in connection with the PLAYlive Merger, the Company issued 93,750 shares of the Company’s common stock as Merger Consideration. Such shares were issued pursuant to an exemption from the registration requirements of the Securities Act available to the Company by Section 4(a)(2) promulgated thereunder.

On September 16, 2019, pursuant to a Restricted Award, we authorized the grant to Jed Kaplan, our Chief Financial Executive Officer and Interim Chief Financial Officer and a member of our board of directors, of 8,750 shares of our restricted Common Stock. As of May 31, 2020, these shares have been issued.

On September 16, 2019, pursuant to a Restricted Award, we authorized the grant to Roman Franklin, our President and a member of our board of directors, of 2,625 shares of our restricted Common Stock. As of May 31, 2020, these shares have been issued.

On September 16, 2019, pursuant to a Restricted Award, we authorized the grant to Steven Grossman, our Corporate Secretary, of 1,750 shares of our restricted Common Stock. As of May 31, 2020, these shares have been issued.

On March 11, 2020, in connection with the execution of the Common Stock Purchase Agreement with Triton Funds, LP, we issued 625 shares of our restricted Common Stock at $9.44 per share to Triton Funds, LP as a donation.

On April 9, 2020, the Company delivered a Purchase Notice to Triton pursuant to the terms of the Common Stock Purchase Agreement requiring Triton to acquire 15,625 shares of common stock, which resulted in $87,700 in proceeds to the Company. Pursuant to the terms of the Common Stock Purchase Agreement, on April 9, 2020, the Company instructed the transfer agent to issue 15,625 shares of common stock to a custodial account of Triton.

On May 4, 2020, pursuant to the terms of that certain 10% Fixed Convertible Promissory Note dated April 29, 2020 in the principal amount of $152,500 issued by the Company in favor of Harbor Gates Capital, LLC, the Company agreed to issue 1,250 shares of the Company’s common stock to Harbor Gates Capital, LLC as additional consideration for the purchase of such note. These shares were issued in June, 2020.

On May 7, 2020, we agreed to issue 2,977 shares of our restricted Common Stock, at a price of $8.40 per share, to William H. Herrmann, Jr., a member of our board of directors, for an aggregate purchase price of $25,000. These shares were issued in June, 2020

On June 4, 2020, we issued 10,738 shares of common stock in connection with the conversion of $100,000 in principal of a convertible note issued in favor of Maxim.

On June 15, 2020, we issued 3,125 shares of common stock in satisfaction of an outstanding balance owed to a vendor.

On June 18, 2020, pursuant to the terms of that certain Securities Purchase Agreement between the Company and an accredited investor, pursuant to which the Company issued a 12% self-amortization promissory note in the principal amount of $550,000, the Company issued 6,875 shares of the Company’s common stock to such accredited investor as additional consideration for the purchase of such note.

On June 29, 2020, the Company acquired the assets, including $25,000 of goodwill of one its franchisee owned esports gaming centers located on the Fort Bliss U.S. Military base in El Paso, TX. In connection with the acquisition the Company issued 18,750 restricted shares.

On June 30, 2020, the Company issued 12,334 shares of common stock at $7.76 per share to various non-employees of the Company as compensation for services. In connection with the issuance of these shares, the Company recorded contractor expense of $95,700.

On July 29, 2020, the Board issued 41,875 shares of common stock to Jed Kaplan, our then-Chief Executive Officer and Interim Chief Financial Officer and a member of our board of directors. Mr. Kaplan now serves as our Chairman of the Board. Of these shares, (i) 31,250 shares of common stock related to services provided by Mr. Kaplan to the Company during the 2020 fiscal year, (ii) 8,750 shares of common stock related to grants that should have been, but were not, made pursuant to the Kaplan 2018 Agreement (as hereinafter defined), and (iii) 1,875 shares of common stock related to grants made pursuant to the Kaplan 2020 Agreement (as hereinafter defined). The Kaplan 2018 Agreement provided for the grant to Mr. Kaplan of 1,250 shares of common stock per month. For the months of January 2020 through July 2020, however, such shares had not been granted. Accordingly, the July 29, 2020 grant included an aggregate of 8,750 shares of common stock that should have been granted for the months of January 2020 through July 2020. The Kaplan 2020 Agreement provides for the grant to Mr. Kaplan of 1,875 shares of common stock per month. Such shares were fully vested and earned as of the issuance thereof.

On July 29, 2020, the Board also issued 34,813 shares of common stock to Roman Franklin, our then-President and a member of our board of directors. Mr. Franklin now serves as our Chief Executive Officer and a member of our board of directors. Of these shares, (i) 31,250 shares of common stock related to services provided by Mr. Franklin to the Company during the 2020 fiscal year, (ii) 2,625 shares of common stock related to grants that should have been, but were not, made pursuant to the Franklin 2018 Agreement (as hereinafter defined), and (iii) 938 shares of common stock related to grants made pursuant to the Franklin 2020 Agreement (as hereinafter defined). The Franklin 2018 Agreement provided for the grant to Mr. Franklin of 375 shares of common stock per month. For the months of January 2020 through July 2020, however, such shares had not been granted. Accordingly, the July 29, 2020 grant included an aggregate of 2,625 shares of common stock that should have been granted for the months of January 2020 through July 2020. The Franklin 2020 Agreement provides for the grant to Mr. Franklin of 782 shares of common stock per month. Such shares were fully vested and earned as of the issuance thereof.

On July 29, 2020, we issued an aggregate of 24,000 shares of common stock to an employee, the members of the Board of Directors of the Company and contractors.

On July 31, 2020, we entered into a marketing agreement whereby we issued 3,473 shares of common stock.

On August 7, 2020, pursuant to the terms of that certain Securities Purchase Agreement between the Company and an accredited investor pursuant to which we issued a 12% self-amortization promissory note in the principal amount of $333,333, the Company issued 4,167 shares of common stock.

On September 16, 2020, we issued 2,812 (22,496 pre-reverse split) shares of common stock to employees and consultants.

On September 22, 2020, in connection with an Asset Purchase agreement with Ignatious O’Riley, an existing franchisee to acquire such franchisee’s assets in exchange for 2,989 shares of the Company’s common stock with fair value of $29,416 or $9.84 per share.

On September 23, 2020, the Company’s wholly owned subsidiary, Simplicity Union Gap, entered into an Asset Purchase agreement with Five Point Legacy Corp., an existing franchisee, to acquire such franchisee’s assets in exchange for 4,506 shares of the Company’s common stock with a fair value of $43,974 or $9.76 per share.

On October 1, 2020, the Company entered into an Asset Purchase agreement with Parryproject LLC, Owen Parry and Jennie Parry, an existing franchisee, to acquire such franchisee’s assets in exchange for 3,688 shares of the Company’s common stock with a fair value of $38,650 or $10.48 per share.

On October 1, 2020, the Company’s wholly owned subsidiary, Simplicity Humble, entered into an Asset Purchase agreement with Team Centore Entertainment Corp., and Charles Centore, an existing franchisee, to acquire such franchisee’s assets in exchange for 8,402 shares of the Company’s common stock with a fair value of $88,052 or $10.48 per share.

On October 12, 2020, the Company’s wholly owned subsidiary, Simplicity Frisco, entered into an Asset Purchase agreement with JAR Mathis Holdings, Jared Mathis and Amy Mathis, an existing franchisee, to acquire such franchisee’s assets in exchange for 6,202 shares of the Company’s common stock with a fair value of $74,423 or $12.00 per share.

On October 30, 2020, the Company’s wholly owned subsidiary, Simplicity Santa Rosa, entered into an Asset Purchase agreement with B&R Franchise Investments, LLC, Brian Chu and Richard Loo, an existing franchisee, to acquire such franchisee’s assets in exchange for 4,202 shares of the Company’s common stock with a fair value of $46,068 or $11.44 per share.

On October 30, 2020, the Company’s wholly owned subsidiary, Simplicity Brea, entered into an Asset Purchase agreement (“APA”) with Nextgen Gaming, LLC, Ajay Chunilal Shah and Shweta Shah, an existing franchisee, to acquire such franchisee’s assets in exchange for 3,255 shares of the Company’s common stock with a fair value of $37,237 or $11.44 per share.

On October 30, 2020, the Company’s wholly owned subsidiary, Simplicity Billings, entered into an Asset Purchase agreement with Button Mashers, Inc, Jon Bessmer and Brandy Bessmer, an existing franchisee, to acquire such franchisee’s assets in exchange for 4,697 shares of the Company’s common stock with a fair value of $52,725 or $11.44 per share.

During the three months ended November 30, 2020, the Company issued an aggregate of 9,844 restricted common shares of the Company to executive officers of the Company for services rendered. Of these shares, the Company issued 5,625 shares to Jed Kaplan and issued 2,344 shares to Roman Franklin. These shares were valued at $119,632, or per share prices ranging from $9.04 per share to $11.44 per common share, based on the quoted trading price on the date of grant.

On December 1, 2020, the Company’s wholly owned subsidiary, Simplicity St. Louis, LLC, entered into an Asset Purchase Agreement with Metta Gaming, LLC, Brian Paul Van Wyk, an existing franchisee, to acquire such franchisee’s assets in exchange for 3,523 shares of the Company’s common stock with fair value of $52,845, or $15.00 per share.

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

On March 11, 2021, the Company’s wholly owned subsidiary, Simplicity Fullerton, LLC, entered into an Asset Purchase Agreement with Say K 2 Play, LLC a California limited liability company, Paresh Mital an individual and Smeeta Mital, an existing franchisee, to acquire such franchisee’s assets in exchange for 1,600 shares of the Company’s common stock with fair value of $20,800 or $13.00 per share. In addition to the assets acquired, the Company recorded a bargain purchase gain of $22,000.

On March 26, 2021, the Company’s wholly owned subsidiary, Simplicity Vancouver, LLC, entered into an Asset Purchase Agreement with Bhavin Shah, an individual and Parshwa, Inc., a Washington corporation, an existing franchisee, to acquire such franchisee’s assets in exchange for 2,900 shares of the Company’s common stock with fair value of $47,850 or $16.50 per share.

On March 31, 2021, pursuant to the terms of that certain Stock Purchase Agreement, the Company issued and sold 41,667 shares of Common Stock to Tiger Trout Capital Puerto Rico, LLC at a purchase price of $12.00 per share.

 Effective April 1, 2021, in connection with compensation for services to be rendered, the Company issued 12,500 (100,000 pre-reverse split) shares of common stock to FMW Media Works

On April 6, 2021, the Company issued an aggregate of 2,657 restricted common shares of the Company to executive officers and employees of the Company for services rendered. More specifically, the Company issued 1,875 (15,000 pre-reverse split) of these shares to Jed Kaplan and issued 782 of these shares to Roman Franklin. These shares were valued at $34,488, or $12.98 per share, based on the quoted trading price on the date of grant.

On May 26, we issued 3,116 common shares to an accredited investor upon the exercise of previously issued warrants. These shares were issued on a cashless basis.

On June 11, 2021, pursuant to the terms of that certain Securities Purchase Agreement between the Company and FirstFire Global Opportunities Fund, LLC, the Company issued a 12% convertible promissory note in the principal amount of $1,266,666. In addition, the Company issued 11,875 shares of its common stock to the investor as a commitment fee pursuant to the Securities Purchase Agreement.

On June 16, 2021, pursuant to the terms of that certain Securities Purchase Agreement between the Company and GS Capital Partners, LLC, the Company issued a convertible promissory note in the principal amount of $333,333. In addition, the Company issued 3,125 shares of its common stock to the investor as a commitment fee pursuant to the Securities Purchase Agreement.

On August 19, 2021, pursuant to the terms of the fourth amendment to the Maxim notes, the company issued 20,000 shares to the

On August 20, 2021, the Company issued 20,000 shares of common stock to Maxim in conjunction with the renegotiation and extinguishment of debt on the Maxim Series A-2 Notes. In addition to thecommon share issuance, the agreement called for the Company to pay $500,000 in cash and to issue 365,000 warrants at $13.00 per share to Maxim.

On August 23, 2021, the Company entered into that certain securities purchase agreement (the “Jefferson SPA”), dated as of August 23, 2021, by and between the Company and Jefferson Street Capital LLC (“Jefferson”). Pursuant to the terms of the Jefferson SPA, (i) the Company agreed to issue and sell to Jefferson the Jefferson Note (as hereinafter defined); (ii) the Company agreed to issue to Jefferson the Warrant (as hereinafter defined); and (iii) the Company agreed to issue to Jefferson 3,125 commitment shares; and (iv) Jefferson agreed to pay to the Company $300,000.00 (the “Purchase Price”).

The above issuances/sales were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

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

Overview

We are a global esports organization, that is capitalizing on the growth in esports through three business units, Simplicity One Brasil Ltda (“Simplicity One”), Simplicity Esports, LLC (“Simplicity Esports LLC”) and PLAYlive Nation, Inc. (“PLAYlive”).

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

Esports Teams

We own and manage m professional esports teams domestically and internationally. Revenue is generated from prize winnings, corporate sponsorships, advertising, league subsidy payments and potential league revenue sharing payments from the publishers of video games.

Domestic Esports Teams – Simplicity Esports LLC

Through our wholly owned subsidiary Simplicity Esports LLC, we own and manage multiple professional esports teams competing in games such as Overwatch, Apex Legends, PUBG and more. We are committed to growing and enhancing the esports industry, fostering the development of amateurs to compete professionally and signing established professional gamers to support their paths to greater success.

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

Optimally, the esports gaming centers of Simplicity Esports LLC (“Simplicity Esports Gaming Centers”) will measure between 2,000 and 4000 square feet, with dozens of gaming stations. The Simplicity Esports Gaming Centers will feature cutting edge technology, futuristic aesthetic décor and dynamic high-speed gaming equipment. We believe our brick-and-click strategy will present attractive opportunities for sponsors and advertisers to connect with our audience, creating an intriguing monetization opportunity for sponsors and advertisers.

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

Corporate Gaming Centers

Through our subsidiary entities, we currently operate 15 corporate-owned retail Simplicity Esports Gaming Centers, one of which was acquired during the third fiscal quarter ended February 28, 2021 and two of which were acquired in the fourth fiscal quarter ended May 31, 2021. Furthermore, we have engaged a national tenant representation real estate broker to assist in the strategic planning and negotiations for our future Simplicity Esports Gaming Center locations. We contemplate that new Simplicity Esports Gaming Centers will be funded by us as well as a combination of tenant improvement allowances from landlords and sponsorships. As announced in June 2020, we are in discussions with commercial property owners regarding their desire to have us open 7,000 to 12,000 square foot Arenas at their properties. There are multiple locations available to us with a percentage of gross sales rent lease structure (as opposed to fixed rent payments), and construction funds offered by the landlord to assist with the build out and equipping of our planned Arenas. These Arenas are planned as hubs in our hub and spoke model that will see smaller corporate and franchisee owned gaming centers as spokes connected to Arenas as hubs for larger events and tournaments.

Franchised Gaming Centers

Due to interest from potential franchisees, we have launched a franchising program to accelerate the expansion of our planned nationwide footprint. We sell specific franchise territories, through our wholly owned subsidiary PLAYlive, and assist with the establishment and buildout of esports gaming centers to potential business owners that desire to use our branding, infrastructure and process to open and operate gaming centers. We currently operate 12 fully constructed franchise esports gaming centers. Franchise revenue is generated from the sale of franchise territories, supplying furniture, equipment and merchandise to the franchisees for buildout of their centers, a gross sales royalty fee and a national marketing fee. We license the use of our branding, assist in identifying and negotiating commercial locations, assist in overseeing the buildout and development, provide access to proprietary software for point of sale, inventory management, employee training and other HR functions. Franchisees also have an opportunity to participate in our national esports tournament events, and benefit from the growing profile of our professional esports teams. Once an esports gaming center is opened, we provide operational guidance, support and use of branding elements in exchange for a monthly royalty fee calculated as 6% of gross sales. On January 1, 2020, we implemented a national marketing fee of 1% of gross sales. To date, we have sold five of these franchise territories. COVID-19 travel restrictions caused us to suspend the sale of new franchise territories from April 1, 2020 until October 1, 2020. During this time, a pipeline of interested applicants has accumulated, and we anticipate new franchise territory sales over the next 12 months as a result.

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

Franchise Roll Up Strategy

We began implementing a franchise roll-up strategy in July 2020 as a result of the disruption caused by COVID-19 related stay at home orders, and the disruption it caused to the commercial real estate market. The reduction in revenues for some franchisees because of stay-at-home orders, and government mandates to remain closed created significant accrued rent payments due to landlords. We have been able to come to terms with many franchisees to acquire the assets of their gaming centers and make them corporate owned. We have simultaneously negotiated new leases with some of the largest national mall chains, including Simon Property Group and Brookfield Asset Management, and are in the process of negotiating additional locations with other landlords. The new leases involve significant reductions in or elimination of fixed rent and the addition of percentage of revenues rent terms. To date, we have signed 13 letters of intent and executed definitive agreements for 11 of those locations during fiscal year 2021. We expect each of these locations to be profitable as a result of the significant reduced rent expense via the percentage rent structure.

Our Stream Team

The Simplicity Esports and Flamengo Esports stream team encompasses over 30 commentators (commonly known as “casters”), influencers and personalities who connect to a dedicated fan base. This group of live personalities represent our organization to the fullest with their own unique style. We are proud to support and present a diverse group of gamers as we engage fans across a multiple of esports genres. Our Twitch affiliation has enabled our stream team influences to reach a broad fan base. Additionally, we have created several niches within the streaming community which has enabled us to engage fans within certain titles on a 24/7 basis. Our notoriety in the industry is evidenced by our audience that views millions of minutes of Simplicity Esports’ and Flamengo Esports’ content monthly, via various social media outlets including YouTube, Twitter and Twitch. Through Simplicity Esports LLC, we have begun to implement a unique approach to ensure the ultimate fan friendly esports experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community and we plan to use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry.

For the fiscal years ended May 31, 2021 and 2020, we generated revenues of $1,552,000 and $861,000 and reported net losses of $6,096,000 and $2,620,000, respectively, and negative cash flow from operating activities of $1,416,452 and $1,522,486, respectively. We had an accumulated deficit of $12,292,000 at May 31, 2021. We anticipate that we will continue to report losses and negative cash flow. There is substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings. See “Risk Factors— We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.”

Results of Operations

The following table summarizes our operating results for the fiscal years ended May 31, 2021 and 2020.

	Fiscal Year	Fiscal Year
	Ended	Ended
	May 31, 2021	May 31, 2020

Franchise royalties and license fees	$151,634	$478,023
Franchise deposit revenue	154,291	44,984
Company-owned stores sales	1,053,226	174,042
Esports revenue	192,772	164,361
Total revenue	1,551,923	861,410
Less: Cost of goods sold	(1,014,310)	(591,541,068)
Gross margin	537,613	269,869
Operating expenses	(5,335,112)	(3,001,9902)
Other income (expense)	(1,397,329)	66,342
Net loss attributable to non-controlling interest	97,973	45,541
Net Loss	$6,096,855	$(2,620,238)

Summary of Statement of Operations for the Fiscal Year Ended May 31, 2021 and 2020:

Revenue

We generated $1,551,923 of revenue for the fiscal year ended May 31, 2021 as compared to $861,410 for the fiscal year ended May 31, 2020. The increase in revenue is principally due to the increase in the number of company owned stores we operate offset by a reduction in franchise royalties as franchises were converted to company owned stores.

Franchise royalties, franchise deposit and termination revenue and company-owned stores sales, totaling $1,359,000 and $697,000, in the fiscal year ended May 31, 2021 and 2020. In addition, Esports revenue was $193,000 during the fiscal year ended May 31, 2021, up from $164,000 in the fiscal year ended May 31, 2020. This increase was due to inclusion of the full year of operations of Simplicity One Brazil which was acquired in January 2020.

Cost of Goods Sold

Cost of goods sold during the fiscal years ended May 31, 2021 and 2020 totaled $1,014,000 and $592,000, respectively. Cost of goods sold is related to player and team expenses related to esports revenues and cost of gaming system and store merchandise sold at company owned store including the depreciation on the gaming equipment needed to generate these revenues. The increase is cost of goods sold is directly related to the increase in company owned store revenues.

Other Operating Expenses

Other operating expenses for the fiscal year ended May 31, 2021 totaled $5,335,000, a $3,002,000 increase from the $2,333,000 of other operating expense in the fiscal year ended May 31, 2020. Included in this increase were compensation and related benefits increase of $1,227,000 primarily due to $862,000 increase in stock based compensation coupled with a $253,000 increase in salaries, wages and the related insurance and taxes predominantly driven by the increase in employees related to the new company owned stores; professional fees increase of $272,000 of which $175,000 was for new design services and the $97,000 was for increased legal, accounting and consulting services; an increase in general and administrative expenses of $475,000 primarily due to an increase in amortization of $85,000, an increase in rent of $198,000, an increase in contracted services of $141,000 and an increase in utilities of $51,000. In addition, there was an increase of $359,000 in impairment expense on terminated franchises.

Other income (expense)

Other income/(expense) was an expense of $1,397,000 and income of $66,000 during the fiscal years ended May 31, 2021 and 2020, respectively. The increase in other expense of $1,463,000 is due to an increase of $1,368,000 of interest expense on the notes payable mentioned herein, $20,000 increase in foreign exchange losses, a $94,000 reduction in debt forgiveness income and a $69,000 reduction in other income offset by a $19,000 increase in other income.

Net loss attributable to non-controlling interest

As part of the conversion of franchises into company-owned stores, two of the original franchisees retained a 21% interest in the stores, one retained a 49% interest and 24% of our interest in Simplicity One Brasil, some of which is owned by our Chairman, as noted in the related party footnote. As such, a portion of the net loss incurred during the year is allocated to those parties. For the fiscal year ended May 31, 2021 the net loss attributable to non-controlling interests was $98,000 which is an increase of $52,000 from the year ended May 31, 2020.

Liquidity and Capital Resources

In 2018, the completion of the Initial Public Offering and simultaneous Private Placement, inclusive of the underwriters’ exercise of their over-allotment option, generated gross proceeds to the Company of $54,615,000. Related transaction costs amounted to approximately $3,838,000, consisting of $3,360,000 of underwriting fees, including $1,820,000 of deferred underwriting commissions payable (which was held in the Trust Account) and $478,000 of Initial Public Offering costs.

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

As of May 31, 2021 and 2020, we had cash of $414,000 and $160,000, which is available for use by us to cover the costs associated with general corporate purposes. In addition, as of May 31, 2021 and 2020, we had accounts payable and accrued expenses of $1,605,000 and $1,549,000, respectively.

For the fiscal years ended May 31, 2021 and 2020, cash used in operating activities amounted to $1,409,000 and $1,523,000, respectively. The decline in net cash used of $115,000 is due to an increase in shares for services of $2,822,000, and increase in non-cash interest expense of $1,118,000, an impairment loss of $359,000 an increase in depreciation and amortization charges of $258,000 and a decline in debt forgiveness income of $94,000 offset by an increased net loss of $3,529,000. In addition changes in our operating liabilities and assets used $174,000 of cash, a decline of $981,000 from May 31, 2020. The decline in cash provided is due to reduced accounts payable and accrued expenses of $778.000, a reduction in deferred revenues of $281,000, an increase in inventory of $47,000, an increase in prepaid expenses and security deposits of $34,000 and an increase in due from franchisee of $25,000, offset by reduced accounts receivable of $96,000 and increased deferred brokerage fees of $88,000. Cash used in investing activities amounted to $152,000, a reduction of $15,000 from the prior year. The reduction is attributable to reduced purchase of property and equipment of $161,000, offset by higher use of cash for acquisitions of $176,000. Cash provided from financing activities amounted to $1,815,000, an increase of $1,534,000 over the prior year. The increase is mainly attributable to a net cash increase of $1,087,000 for the net effect of the issuance in notes payable, coupled with an increase in funds received from private placement units of $379,000, an increase non-controlling interest in subsidiaries of $179,000, offset by an increase in deferred financing costs of $111,000.

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

As reflected in the consolidated financial statements, the Company has an accumulated deficit as of May 31, 2021, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the of the date that the financial statements are issued.

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

The Company has entered into various lease agreements in support of our corporate offices and our gaming centers. The majority of the gaming center leases have all been recorded with the appropriate Right of Use (“ROU”) asset and related liability.

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

The Company periodically reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the year ended May 31, 2021, the company used a third-party valuation expert to review our intangible assets and based upon this independent valuation, the company did not need to take an impairment charge.

Goodwill

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but we assess our goodwill for impairment at least annually. Our assessment date was May 31, 2021, and the company used a third-party valuation expert to review our goodwill and this independent valuation, indicated no impairment.

Operating Lease Right-of-Use Assets and Operating Lease Liabilities

The Company adopted ASC Topic 842, Leases (Topic 842) and has elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply Topic 842 to arrangements with lease terms of 12 months or less. The Company has entered into various lease agreements mainly to support the operations of its gaming centers.

The significant assumption used to determine the present value of the lease liability was a discount rate ranging from 10% to 12% which was based upon the Company’s estimated incremental borrowing rate at the start of the lease term.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-32 comprising a portion of this Annual Report on Form 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Management’s Annual Report on Internal Controls over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2021. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of May 31, 2021, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weakness which we identified in our internal control over financial reporting:

●	Lack of Segregation of Duties - Our finance and accounting department is understaffed and accordingly we cannot maintain sufficient segregation of duties within the financial reporting process.

●

Lack of Adequate Staff - The Company does not have enough staff to timely review and approve all the transactions that occur. Our finance and accounting department is understaffed and the Company relies heavily on its Chief Executive Officer to supply documentation.

●	Lack of Proper Records Retention – There is no centralized file repository for the retention of documentation underlying the financial statements of the Company. Additionally, there is a lack of proper systems to adequately capture and report on the transactions that occur.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm in accordance with applicable rules of the SEC.

Changes in Internal Control over Financial Reporting

During the three months ended May 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors, appearing in the sections titled “Proposal 1—Election of Directors,” “__Class I Directors-Terms Expiring in 2021 and Standing for Re-election at the Annual Meeting,” “—Class II Directors-Terms Expiring in 2022,” “—Corporate Governance—Director Independence,” “—Corporate Governance—Our Board of Directors and its Committees,” “—Director Nominations,” “—Separation of Chairman of the Board and Chief Executive Officer Positions,” “—Code of Ethics,” “—The Board’s Role in Risk Oversight,” and “—Delinquent Section 16(a) Reports” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Stockholders scheduled to be held on October 21, 2021, is incorporated by reference in response to this Item 10.

Item 11. Executive Compensation.

The information contained in the sections titled “Executive Compensation” and “Proposal 1—Election of Directors—Director Compensation” in the Proxy Statement is incorporated herein by reference in response to this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section titled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference in response to this Item 12.

Equity Compensation Plan Information

The table below sets forth information as of May 31, 2021.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the section titled “Certain Relationships and Related Party Transactions” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

Item 14.	Principal Accountant Fees and Services.

The information contained in the sections titled “Proposal 2—Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference in response to Item 14.

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

(3)	Exhibits

Exhibit No.	Document
2.1	Share Subscription Agreement, dated May 3, 2018, by and among the Company, Smaaash Private, and the Smaaash Founders (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the SEC on September 19, 2018).
2.2	Amendment Cum Addendum to the Share Subscription Agreement dated May 03, 2018 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the SEC on September 19, 2018).
2.3	Second Amendment Cum Addendum to the Share Subscription Agreement dated May 03, 2018 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the SEC on September 19, 2018).
2.4	Third Amendment Cum Addendum to the Share Subscription Agreement dated May 03, 2018 (incorporated by reference to Annex A to the Company’s Proxy Statement Supplement, which was filed with the SEC on November 5, 2018).
2.5	Fourth Amendment Cum Addendum to the Share Subscription Agreement dated May 03, 2018, dated as of November 15, 2018 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018.
2.6	Agreement and Plan of Merger dated as of July 25, 2019 by and between the registrant, Esports Merger Sub, Inc., PLAYlive Nation, Inc., Duncan Wood, Robert J. Steinberger, Eric J. Charneski, Jordan C. Jenson, and Alec T. Carpenter, and Duncan Wood in his capacity as representative of the stockholders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2019).
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
3.2	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on January 2, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2019).
3.3	Certificate of Amendment, filed with the Delaware Secretary of State on August 17, 2020.(incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on August 31, 2020).
3.4	Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 12, 2017).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 31, 2017).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 31, 2017).
4.3	Warrant Agreement, dated August 16, 2017, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).
4.4	Description of Securities (incorporated by reference from description of securities contained in the Company’s Registration Statement on Form S-1 (File No. 333- 237634) filed with the SEC on April 10, 2020, as amended).
10.1	Master Franchise Agreement, dated November 20, 2018, by and between the Company and Smaaash Private (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.2	Master License and Distribution Agreement, dated November 20, 2018, by and between the Company and Smaaash Private (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.3	Settlement and Release Agreement, dated November 20, 2018, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.4	Demand Secured Promissory Note, dated November 20, 2018, issued to Maxim Group LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.5	Escrow Agreement, dated November 20, 2018, by and among the Company, Ellenoff Grossman and Schole LLP and Shripal Morakhia (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.6	Smaaash Entertainment Inc. 2018 Equity Incentive Plan (incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on September 19, 2018). †
10.7	Side Letter, dated November 16, 2018, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.8	Letter of Undertaking, dated November 16, 2018, by Smaaash Private and Smaaash Founders (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.9	Addendum to Master Franchise Agreement, dated November 29, 2018, by and between the Company and Smaaash Private (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.10	Promissory Note, dated May 31, 2017, issued to I-AM Capital Partners LLC, our sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 12, 2017).
10.11	Letter Agreement, dated August 16, 2017, by and between the Company, the Sponsor and the officers and directors of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).
10.12	Registration Rights Agreement, dated August 16, 2017, by and among the Company and our sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).
10.13	Securities Subscription Agreement, dated May 31, 2017, among the Registrant and our sponsor (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 31, 2017).
10.14	Amended and Restated Unit Purchase Agreement, dated August 11, 2017, between the Registrant and our sponsor (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on August 14, 2017).
10.15	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 31, 2017).
10.16	Administrative Services Agreement, dated August 16, 2017, by and between the Company and our sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).

10.17	Shareholders’ Agreement, dated May 3, 2018, by and among the Company, FW Metis Limited, Mitesh R. Gowani, the Smaaash Founders, and Smaaash Private (incorporated by reference to Annex D to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on September 19, 2018).
10.18	Stock Purchase Agreement, dated as of November 2, 2018, by and between the Company and Polar Asset Management Partners Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018).
10.19	Stock Purchase Agreement, dated as of November 5, 2018, by and between the Company and K2 Principal Fund L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018.
10.20	Amendment, dated December 20, 2018, by and among the Company, Polar Asset Management Partners Inc., and The K2 Principal Fund L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2018.
10.21	Share Exchange Agreement, dated December 21, 2018, by and among Smaaash Entertainment Inc., Simplicity Esports, LLC, Jed Kaplan and each of the equity holders of Simplicity Esports, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.22	Amendment No. 1 to Share Exchange Agreement, dated December 28, 2018, by and among Smaaash Entertainment Inc., Simplicity Esports, LLC, Jed Kaplan and each of the equity holders of Simplicity Esports, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.23	Securities Exchange Agreement, dated December 20, 2018, by and between Smaaash Entertainment Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.24	Series A-1 Exchange Convertible Note (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.25	Series A-2 Exchange Convertible Note (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.26	Registration Rights Agreement, dated December 20, 2018, by and between Smaaash Entertainment Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.27	Lock-Up Agreement, dated December 20, 2018, by and between Smaaash Entertainment Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.28	Amendment No. 2 to Share Exchange Agreement, dated December 30, 2018, by and among the Company, Simplicity Esports, LLC, and Jed Kaplan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2019.
10.29	Voting Agreement, Dated December 31, 2018, between the Company and the stockholders of the Company party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2019).
10.30	Employment Agreement dated December 31, 2018, between the Company and Jed Kaplan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2017). †
10.32	Employment Agreement dated December 31, 2018, between the Company and Roman Franklin (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2017). †
10.34	Restricted Stock Award Agreement dated March 27, 2019 between the registrant and Jed Kaplan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2019). †
10.35	Restricted Stock Award Agreement dated March 27, 2019 between the registrant and Roman Franklin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2019). †
10.37	Exclusive Trademark and Symbol Use License Agreement, and Other Covenants, dated November 4, 2019, among Simplicity One Brasil LTDA and Clube de Regatas do Flamengo (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2020).
10.38	Common Stock Purchase Agreement, dated as of March 11, 2020, between the Company and Triton Funds LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2020).
10.39	Registration Rights Agreement, dated as of March 11, 2020, between the Company and Triton Funds LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2020).
10.40	10% Fixed Convertible Promissory Note dated April 29, 2020 issued by the Company in favor of Harbor Gates Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2020).
10.41	Promissory Note dated May 12, 2020 issued by the Company in favor of Jed Kaplan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2020).
10.42	Form of Self-Amortization Promissory Note dated June 18, 2020 issued by the Company to an accredited investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2020).
10.43	Form of Securities Purchase Agreement dated June 18, 2020 by and between the Company and an accredited investor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2020).
10.44	First Amendment to the Series A-2 Exchange Convertible Note issued on December 20, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2020).

10.45	2020 Omnibus Incentive Plan (incorporated by reference to Appendix I to the registrant’s definitive proxy statement on Schedule 14A filed with the Commission on June 9, 2020). †
10.46	Employment Agreement dated July 29, 2020 by and between the Company and Jed Kaplan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2020). †
10.47	Employment Agreement dated July 29, 2020 by and between the Company and Roman Franklin (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2020). †
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 31, 2017.
21.1*	List of Subsidiaries
23.1*	Consent of Independent Public Accounting Firm
31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

* Filed herewith

** Furnished herewith

† Includes management contracts and compensation plans and arrangements

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 30, 2021	SIMPLICITY ESPORTS AND GAMING COMPANY

	By:	/s/ Roman Franklin
	Name:	Roman Franklin
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Roman Franklin his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Roman Franklin	Chief Executive Officer and Director	August 30, 2021
Roman Franklin	(Principal Executive Officer)

/s/ Nancy Hennessey	Chief Financial Officer	August 30, 2021
Nancy Hennessey	(Principal Financial and Accounting Officer)

/s/ Jed Kaplan	Chairman	August 30, 2021
Jed Kaplan

/s/ Donald R. Caldwell	Director	August 30, 2021
Donald R. Caldwell

/s/ Max Hooper	Director	August 30, 2021
Max Hooper

/s/ Frank Leavy	Director	August 30, 2021
Frank Leavy

/s/ Edward Leonard Jaroski	Director	August 30, 2021
Edward Leonard Jaroski

/s/ William H. Herrmann	Director	August 30, 2021
William H. Herrmann

/s/ Laila Cavalcanti Loss	Director	August 30, 2021
Laila Cavalcanti Loss

SIMPLICITY ESPORTS AND GAMING COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Simplicity Esports and Gaming Company and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Simplicity Esports and Gaming Co. (the “Company”) as of May 31, 2021 and 2020, and the related statements of operations, stockholders’ (deficit), and cash flows for each of the years in the two-year period ended May 31, 2021, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and a net loss as of May 31, 2021. The Company’s cash may not be sufficient to support the Company’s daily operations in the next twelve months, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Prager Metis CPAs, LLP

We have served as the Company’s auditor since 2017.

El Segundo, CA

August 30, 2021

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2021	2020

ASSETS

Current Assets
Cash and cash equivalents	$414,257	$160,208
Accounts receivable, net	160,101	127,653
Inventory	206,974	15,787
Other current assets	52,643	5,588
Total Current Assets	833,975	309,236

Non Current Assets
Goodwill	5,180,141	5,155,141
Intangible assets, net	1,635,227	2,141,374
Deferred brokerage fees	79,943	149,223
Property and equipment, net	574,308	232,733
Right of use asset, operating leases, net	1,533,010	490,984
Security deposits	40,307	14,885
Due from franchisees	23,007	-
Deferred financing costs	307,494	98,198
Total Non Current Assets	9,373,437	8,282,538

TOTAL ASSETS	$10,207,412	$8,591,774

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$438,466	$126,716
Accrued expenses	1,166,433	1,381,342
Convertible note payable	2,211,097	1,127,320
Loan payable	82,235	40,500
Note payable - related party	-	64,728
Operating lease obligation, current	307,013	151,867
Current portion of deferred revenues	30,034	3,795
Stock payable	-	75,000
Total Current Liabilities	4,235,278	2,971,268

Operating lease obligation, net of current portion	1,199,748	339,116
Deferred revenues, net of current portion	182,342	365,718

Total Liabilities	5,617,368	3,676,102

Commitments and Contingencies - Note 9	-	-

Stockholders’ Equity
Preferred stock - $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.0001 par value; 36,000,000 shares authorized; 1,427,124 and 998,622 shares issued and outstanding as of May 31, 2021 and 2020, respectively	142	100
Additional paid-in capital	16,708,762	11,132,103
Accumulated deficit	(12,291,899)	(6,195,044)
Total Simplicity Esports and Gaming Company Stockholders’ Equity	4,417,005	4,937,159
Non-Controlling Interest	173,039	(21,487)
Total Stockholders’ Equity	4,590,044	4,915,672

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,207,412	$8,591,774

The accompanying notes are an integral part of these condensed consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	May 31, 2021	May 31, 2020

Revenues:
Franchise royalties and license fees	305,925	523,007
Company-owned stores sales	1,053,226	174,042
Esports revenue	192,772	164,361

Total Revenues	1,551,923	861,410

Cost of Goods Sold	1,014,310	591,541

Gross Profit	537,613	269,869

Operating Expenses:
Compensation and related benefits	2,804,177	1,577,245
Professional fees	771,859	499,568
General and administrative expenses	1,399,947	925,177
Impairment loss	359,129	-

Total Operating Expenses	5,335,112	3,001,990

Loss from Operations	(4,797,499)	(2,732,121)

Other Income (Expense):
Debt forgiveness Income	-	93,761
Interest expense	(1,399,598)	(32,472)
Interest income	29	3,034
Gain on bargain acquisition	21,812	2,019
Foreign exchange gain/(loss)	(19,572)	-

Total Other Income (Expense)	(1,397,329)	66,342

Loss Before Provision for Income Taxes	(6,194,828)	(2,665,779)

Provision for Income Taxes	-	-

Net Loss	(6,194,828)	(2,665,779)

Net loss attributable to noncontrolling interest	97,973	45,541

Net loss attributable to common shareholders	$(6,096,855)	$(2,620,238)

Basic and Diluted Net Loss per share	$(4.91)	$(2.71)

Basic and diluted Weighted Average Number of Common Shares Outstanding	1,242,981	965,371

The accompanying notes are an integral part of these condensed consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED MAY 31, 2021 AND 2020

			Additional	Non-		Total
	Common Stock		Paid-In	Controlling	Accumulated	Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity

Balance - May 31, 2019	875,497	$88	$9,442,027	$-	$(3,574,806)	$5,867,309

Shares issued for PLAYlive Nation acquisition	93,750	9	1,439,991	-	-	1,440,000

Shares issued for vesting of employment agreement awards	13,125	1	153,000		-	153,001

Shares issued for cash	15,625	2	87,698	-	-	87,700

Shares issued as compensation	625	-	5,900	-	-	5,900

Shares issued in connection with note payable			3,487			3,487

Non-controlling interest of original investment in subsidiaries	-	-	-	24,054	-	24,054

Net loss attributable to noncontrolling interest	-	-	-	(45,541)	-	(45,541)

Net Loss					(2,620,238)	(2,620,238)

Balance - May 31, 2020	998,622	$100	$11,132,103	$(21,487)	$(6,195,044)	$4,915,672

Shares issued to directors, officers and employees as compensation	219,535	22	2,359,379	-	-	2,359,401

Shares issued in connection with franchise acquisition	64,714	7	703,860	-	-	703,867

Shares issued in connection with issuance and amendment of notes payable	42,040	4	1,313,554	-	-	1,313,558

Shares issued for contracted services	53,817	5	624,870	-	-	624,875

Shares issued for cash	48,396	4	574,996	-	-	575,000

Non-controlling interest of investment in subsidiaries	-	-	-	292,500	-	292,500

Net loss attributable to noncontrolling interest	-	-	-	(97,974)	-	(97,974)

Net Loss	-	-	-	-	(6,096,855)	(6,096,855)

Balance - May 31, 2021	1,427,124	$142	$16,708,762	$173,039	$(12,291,899)	$4,590,044

The accompanying notes are an integral part of these condensed consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	May 31, 2021	May 31, 2020

Cash flows from operating activities:
Net loss	$(6,194,829)	$(2,665,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	1,117,667	-
Depreciation expense	229,513	57,473
Amortization expense	295,709	211,067
Impairment loss	359,129	-
Deferred lease expense	(26,248)	(776)
Debt forgiveness income	-	(93,761)
Issuance of shares for services	2,984,271	161,776
Changes in operating assets and liabilities:
Accounts receivable	(32,448)	(127,653)
Inventory	(63,474)	(15,787)
Prepaid expenses	(16,500)	(5,588)
Security deposits	(25,422)	(2,568)
Deferred brokerage fees	69,280	(18,592)
Deferred revenues	(157,137)	123,882
Accounts payable	337,022	123,142
Accrued expenses	(245,464)	729,902
Due from franchisee	(23,007)	-

Net cash used in operating activities	(1,391,938)	(1,523,262)

Cash flows from investing activities:
Cash (used in)/acquired from acquisition	(150,000)	26,180
Purchase of property and equipment	(1,949)	(163,472)

Net cash provided by (used in) investing activities	(151,949)	(137,292)

Cash flows from financing activities:
Repayment of note payable	(2,137,753)	-
Proceeds from note payable	3,417,430	192,048
Proceeds from sale of Private Units	500,000	87,700
Deferred financing costs	(209,296)	(98,198)
Non-controlling interest of original investment in subsidiaries	202,500	24,054
Private placement funds received	41,735	75,000

Net cash provided by financing activities	1,814,616	280,604

Net change in cash	254,049	(1,379,950)

Cash - beginning of period	160,208	1,540,158

Cash - end of period	$414,257	$160,208

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information

Common stock issued for consideration in an acquisition of assets	$871,852	$1,440,000
Conversion of debt to common shares	$100,000	$-
Increase in prepaid expenses and accrued expenses	$30,555	$-
Warrants issued for debt discount	$(1,521,754)	$-

Acquisition of PLAYlive:
Goodwill	$-	$2,226,166
Property and equipment	$-	$9,503
Deferred brokerage fees	$-	$805,975
Accounts payable	$-	$(3,574)
Deferred revenue	$-	$(1,624,250)

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

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

MAY 31, 2021

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company views its operations as one reporting entity and accordingly does not report on segments.

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

Basis of Consolidation

The consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, Simplicity Esports, LLC, PLAYlive Nation, Inc., and PLAYlive Nation Holdings, LLC, its 76% owned subsidiary Simplicity One Brasil Ltd, and its 79% owned subsidiaries Simplicity Happy Valley, LLC and Simplicity Redmond, LLC and its 51% owned subsidiary Simplicity El Paso.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

Franchise Royalties and Fees

Franchise royalties which are based on six percent of franchise store sales after a minimum level of sales occur and are recognized as sales occur. Any royalty reductions, including waivers or those offered as part of a new store development incentive or as incentive for other behaviors are recognized at the same time as the related royalty as they are not separately distinguishable from the full royalty rate. Franchise royalties are billed on a monthly basis.

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

Esports Revenue

Esports revenue is a form of competition using video games. Most commonly, esports takes the form of organized, single player and multiplayer video game competitions, particularly between professional players, individually or as teams. Revenues from Esports revenue are recognized when the competition is completed, and prize money is awarded. Revenues earned from league sponsorships from the Company’s share of league revenues including domestic esports teams competing in games such as Overwatch, Apex Legends, PUBG and more are included here. Revenue from international esports teams including Flamengo esports are included here. League revenues are earned through sponsorship fees on a per tournament, or per season basis. As of March 22, 2020, the Company commenced online esports tournaments promoted directly to its existing customer base. Revenue from these tournaments, comprised of registration fees on a per player basis, is included here.

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

Deferred costs include commissions paid to brokers related to the sale of specific new franchises which have not met revenue recognition criteria as of May 31, 2021 and 2020. These costs are recognized in the same period as the initial franchise fee revenue is recognized.

Accounts Receivable

The Company estimates the allowance for doubtful accounts based on an analysis of specific customers (i.e. franchisees), taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable are written off against the allowance when management determines it is probable the receivable is worthless. Customer account balances with invoices dated over 90 days old are considered delinquent and considered in the allowance assessment. The Company performs credit evaluations of its customers and, generally, requires no collateral. Management has assessed accounts receivable as of May 31, 2021 and 2020, and an allowance for doubtful accounts of approximately $38,000 and $52,400, respectively has been recorded

Property and equipment

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

MAY 31, 2021

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

The Company periodically reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the year ended May 31, 2021, we performed a third-party evaluation of the intangible assets which indicated no impairment was required.

Goodwill

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but we assess our goodwill for impairment at least annually. Our assessment date was May 31, 2020, and we performed a third-party evaluation of the goodwill value at May 31, 2021 which quantitative and qualitative considerations indicated no impairment.

Franchise Locations

Through PLAYlive, the Company’s wholly owned subsidiary, the Company has entered into franchise agreements with third parties. As May 31, 2021, approximately 12 locations were open and operating, in various states including Arizona, California, Florida, Idaho, Maryland, Michigan, Mississippi, Montana, Oregon, South Carolina, Texas, Utah and Washington.

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

Non employee stock-based payments

The Company records stock based payments made to non-employees in accordance with ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

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

Deferred Financing Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Offering costs of $307,494 and $98,198 consisting principally of legal and professional fees have been recorded as an asset as of May 31, 2021, and 2020, respectively. These amounts will be charged to additional paid in capital upon the completion of the Company’s ongoing Public Offering.

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

MAY 31, 2021

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

As reflected in the consolidated financial statements, the Company has an accumulated deficit as of May 31, 2021 and 2020 of $12,291,899 and $6,195,044 respectively. The Company also has a net loss for the year ended May 31, 2021 and 2020 of $6,096,855 and $2,620,238, respectively. Net cash used in operating activities for the year ended May 31, 2021 and 2020 was $1,408,609 and $1,523,262, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the of the date that the financial statements are issued.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers had been closed effective April 1, 2020. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us. As of May 31, 2021 all but one company owned store and a few franchise stores have begun to re-open in conformity with local and state COVID-19 regulations.

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

The measures taken to date impacted the Company’s business for the fiscal year and potentially beyond. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

NOTE 3 — INITIAL PUBLIC OFFERING AND PRIVATE PLACEMENT

Initial Public Offering

On August 22, 2017, the Company sold 625,000 Public Units at a purchase price of $80.00 per Public Unit, on a pre reverse-split basis, in the Initial Public Offering, generating gross proceeds of $50.0 million. The Company incurred offering costs of approximately $3.7 million, inclusive of approximately $3.2 million of underwriting fees. The Company paid $1 million of underwriting fees upon the closing of the Initial Public Offering, issued 50,000 shares of common stock, on a pre reverse-split basis, for underwriting fees, and deferred $1.82 million of underwriting fees until the consummation of the initial Business Combination.

Each Unit consisted of one share of the Company’s common stock, one right to receive one-tenth of one share of the Company’s common stock upon consummation of the Company’s initial Business Combination (“Right”), and one redeemable warrant (“Warrant”). Each Warrant entitles the holder to purchase one share of common stock at an exercise price of $92.00 on a pre reverse-split basis, per share, subject to adjustment. No fractional shares will be issued upon exercise of the Warrants. The Warrants became exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

MAY 31, 2021

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

The Company granted the underwriters a 45-day option to purchase up to 93,750 additional Public Units to cover any over-allotment, at the initial public offering price less any underwriting discounts and commissions. On September 13, 2017, the underwriters purchased 25,000 additional Public Units for gross proceeds of $2,000,000, less commissions of $110,000, of which $70,000 are deferred.

The Company issued Maxim Group LLC (“Maxim”), as compensation for the Initial Public Offering, an aggregate of 6,500 shares, including 250 shares issued in connection with the partial exercise of the over-allotment option. The Company accounted for the fair value of these shares as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity.

Settlement Agreement

On November 20, 2018, the Company entered into a settlement and release agreement (“Settlement Agreement”) with Maxim. Pursuant to the Settlement Agreement, the Company made a cash payment of $20,000 to Maxim and issued the Note in favor of Maxim in order to settle the payment obligations of the Company under the underwriting agreement dated August 16, 2017, by and between the Company and Maxim. The Company also agreed to remove the restrictive legends on an aggregate of 6,500 shares of its common stock held by Maxim and its affiliate. See “Note Payable” under Note 8 below.

Unit Purchase Option

At the time of the closing of the Initial Public Offering, the Company sold to Maxim, for an aggregate of $100, an option (the “UPO”) to purchase 31,250 Units (which increased to 32,500 units upon the partial exercise of the underwriters’ over-allotment option). The Company has accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this UPO is approximately $743,600 (or $2.86 per Unit) using the Black-Scholes option-pricing model. The fair value of the UPO is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.73% and (3) expected life of five years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the UPO and the underlying Warrants and Rights, and the market price of the Units and underlying shares of common stock) to exercise the UPO without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the UPO or the Warrants or Rights underlying the UPO. The holder of the UPO will not be entitled to exercise the UPO or the Warrants or Rights underlying the UPO unless a registration statement covering the securities underlying the UPO is effective or an exemption from registration is available. If the holder is unable to exercise the UPO or underlying Warrants or Rights, the UPO, Warrants or Rights, as applicable, will expire worthless.

The Company granted the holders of the UPO, demand and “piggy back” registration rights for periods of five and seven years, respectively, from the effective date of the registration statement relating to the Initial Public Offering, including securities directly and indirectly issuable upon exercise of the UPO.

Private Placement

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 31,812 Private Units at $80.00 per Private Unit, generated gross proceeds of $2,545,000 in a Private Placement all on a pre reverse-split basis. The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. The Private Units (including their component securities) were not transferable, assignable or salable until 30 days after the completion of the initial Business Combination and the warrants included in the Private Units (the “Private Placement Warrants”) will be non-redeemable so long as they are held by the Sponsor or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Public Units sold in the Initial Public Offering. Otherwise, the Private Placement Warrants and the Rights underlying the Private Units have terms and provisions that are identical to those of the Warrants and Rights, respectively, sold as part of the Public Units in the Initial Public Offering and have no net cash settlement provisions.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

On September 13, 2017, the Sponsor purchased 875 additional Private Units for gross proceeds of $70,000 upon the partial exercise of the over-allotment option.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant, and equipment—at cost, less accumulated depreciation:

	May 31,	May 31,
	2021	2020
Leasehold improvements	110,849	52,189
Property and equipment	755,741	243,314

Total cost	866,590	295,503

Less accumulated depreciation	(292,282)	(62,771)

Net, property plant and equipment	$574,308	$232,733

Depreciation expense for the years ended May 31, 2021, and 2020 was $229,511 and $57,473, respectively.

NOTE 5 - INTANGIBLE ASSETS

The following tables set forth the intangible assets, including accumulated amortization at May 31, 2021 and 2020:

	May 31, 2021
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Non-Competes	4.50 years	$1,023,118	$498,799	$524,319
Trademarks	Indefinite	866,000	-	866,000
Customer Contracts	10 years	546,000	301,675	244,325
Internet domain	2.50 years	3,000	2,417	583
		$2,438,118	$802,891	$1,635,227

	May 31, 2020
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Non-Competes	4.50 years	$1,023,118	$289,884	$733,234
Trademarks	Indefinite	866,000	-	866,000
Customer Contracts	10 years	546,000	5,443	540,557
Internet domain	2.50 years	3,000	1,417	1,583
		$2,438,118	$296,744	$2,141,374

The following table sets forth the future amortization of the Company’s intangible assets at May 31, 2021:

	2022	2023	2024	2025	2026	Thereafter	Total
Non-Competes	$204,624	$204,624	$119,363	$-	$-	$-	$528,611
Customer contracts	89,647	20,897	14,647	14,647	14,647	89,840	244,325
Internet domain	583	-	-	-	-	-	583
Total	$260,224	$259,807	$259,224	$173,962	$54,600	$267,557	$1,275,374

Amortization expense for the years ended May 31, 2021, and 2020 was $295,709 and $211,067, respectively.

Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of Simplicity Esports LLC and PLAYlive Nation Inc. The composition of the goodwill balance, is as follows:

	Fiscal Year Ended May 31, 2021	Fiscal Year Ended May 31, 2020

Simplicity Esports LLC	$4,456,250	$4,456,250
PLAYlive Nation Inc.	698,891	698,891
Ft. Bliss	25,000	25,000
Total Goodwill	$5,180,141	$5,180,141

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

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

The Simplicity Owners received an aggregate of 37,500 shares of common stock at the closing of the Acquisition and an additional aggregate of 87,500 shares of common stock on January 7, 2019 and the remaining 250,000 shares in March of 2019.

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

As noted in the table above, the Company issued 375,000 restricted shares of common stock as consideration which was valued at market at the date of the closing, fair value of approximately $6,090,000.

The following table summarizes the estimated fair value of The Simplicity Esports, LLC assets acquired, and liabilities assumed at the date of acquisition:

Cash	76,000
Internet Domain	3,000
Trade names and trademarks	588,000
Non-Competes	1,023,118
Accounts payable and accrued liabilities	(56,000)
Goodwill	4,455,882
Total	$6,090,000

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

PLAYlive Nation Acquisition

On July 29, 2019, the Company entered into a definitive agreement to acquire PLAYlive for total consideration of 93,750 shares of common stock. The PLAYlive acquisition closed on July 30, 2019.

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

As noted in the table above, the Company issued 93,750 restricted shares of common stock as consideration which was valued at market at the date of the closing, fair value of approximately $1,440,000.

The following table summarizes the estimated fair value of the PLAYlive assets acquired and liabilities assumed at the date of acquisition:

Cash	26,000
Property, plant and equipment	10,000
Net deferred revenue	(115,000)
Customer relationships
Accounts payable and accrued liabilities	(4,000)
Goodwill	699,000
Trademarks	278,000
Customer contracts	546,000
Total	$1,440,000

Revenue and net loss included in the year ended May 31, 2021 and 2020, consolidated financial statements attributable to PLAYlive is approximately $306,000 and $301,000_ and $523,000 and $124,000, respectively.

Company owned store acquisitions

During the year, the Company acquired thirteen gaming centers from prior franchisees in various locations throughout the United States. On a consolidated basis, the Company paid for these acquisitions by issuing 64,714 shares of stock to former franchise owners in return for the property, plant and equipment, the inventory on hand at the time of the acquisition and the leasehold improvements of the leased spaces. As part of the acquisition effort, the Company was able to renegotiate the lease terms with the landlords in order to provide more favorable operating terms to the Company.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

NOTE 7 — RELATED PARTY TRANSACTIONS

Private Units

In addition, the Sponsor purchased an aggregate of 31,812 Private Units, on a pre reverse-split asis, at $80.00 per Private Unit on a pre reverse-split basis for proceeds of $2,545,000 in the aggregate in the Private Placement. This purchase took place on a private placement basis simultaneously with the completion of the Initial Public Offering. This issuance was be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Sponsor committed to purchase from the Company up to an additional 3,281 Private Units if the underwriters’ over-allotment option was exercised in full.

On September 13, 2017, 7,000 additional Private Units, on a pre reverse-split basis were purchased by the Sponsor at $80.00 per Private Unit on a pre reverse-split basis upon the partial exercise of the over-allotment option.

Kaplan Promissory Note

On May 12, 2020 (the “Issue Date”), the Company issued a promissory note (the “Kaplan Note”) in the principal sum of $90,000 in favor of Jed Kaplan, the Company’s Chief Executive Officer, interim Chief Financial Officer, member of the Company’s Board of Directors and greater than 5% stockholder of the Company. The Kaplan Note matures on the first business day following the 150-day anniversary of the Issue Date (the “Maturity Date”). The Company will use the proceeds of the Kaplan Note to fund the operations of Simplicity One Brasil Ltda, the Company’s majority owned subsidiary (“Simplicity Brasil”). As of May 31, 2020, advances under the terms of this note were $64,728 (Note 8). Inconsideration for a 10% equity stake in Brasil Ltda., the Kaplan Note was retired during the year ended May 31, 2021.

Equity Sales

On May 7, 2020, we authorized the sale of 2,867 shares of our restricted Common Stock at $8.72 per share to William H. Herrmann, Jr. a member of our board of directors for $25,000 (Note 10).

The Company maintains its cash balance at a financial services company that is owned by an officer of the Company.

NOTE 8 – DEBT

The table below presents outstanding debt instruments as of May 31:

	2021	2020
Convertible Promissory Notes	3,157,970	152,500
Less: Related Discount	(946,873)	(25,180)
Related Party Note	-	64,728
Convertible Note Payable		1,000,000

Total	$2,211,097	$1,192,048

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

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

MAY 31, 2021

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

During the year ended May 31, 2021, the Kaplan Note was retired in exchange for a 10% equity stake in Simplicity Brasil.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

Self-Amortization Promissory Note

On June 18, 2020 (the “Issue Date”), the Company entered into a securities purchase agreement (the “SPA”) with an accredited investor (the “Holder”), pursuant to which the Company issued a 12% self-amortization promissory note (the “Amortization Note”) with a maturity date of June 18, 2021 (the “Maturity Date”), in the principal sum of $550,000. Pursuant to the terms of the Amortization Note, the Company agreed to pay to $550,000 (the “Principal Sum”) to the Holder and to pay interest on the Principal Sum at the rate of 12% per annum. The Amortization Note carries an original issue discount (“OID”) of $55,000. Accordingly, on the Closing Date (as defined in the SPA), the Holder paid the purchase price of $495,000 in exchange for the Amortization Note. In addition, pursuant to the terms of the SPA, the Company agreed to issue 6,875 shares of the Company’s common stock to the Holder as additional consideration.

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

While any portion of this Note is outstanding, if the Company receives cash proceeds of more than $2,000,000.00 (the “Minimum Threshold”) in the aggregate from public offerings or private placements to investors, the Company shall, within two business days of Company’s receipt of such proceeds, inform the Holder of such receipt, following which the Holder shall have the right in its sole discretion to require the Company to immediately apply up to 50% of all proceeds received by the Company after the Minimum Threshold is reached to repay the outstanding amounts owed under this Note. As of November, 2020, we repaid the entire amount of principal and interest.

August 7, 2020 Self-Amortization Promissory Note

On August 7, 2020 (the “Issue Date”), the Company entered into a securities purchase agreement (the “SPA”) with FirstFire Global Opportunities Fund, LLC, an accredited investor (the “Holder”), pursuant to which the Company issued a 12% self-amortization promissory note (the “Self-Amortization Note”) with a maturity date of August 7, 2021 (the “Maturity Date”), in the principal sum of $333,333. Pursuant to the terms of the Self-Amortization Note, the Company agreed to pay $333,333 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum. The Amortization Note carries an original issue discount of $33,333. Accordingly, on the Closing Date (as defined in the SPA), the Holder paid the purchase price of $300,000 in exchange for the Self-Amortization Note. In addition, pursuant to the terms of the SPA, the Company agreed to issue 4,167 shares of the Company’s common stock to the Holder as additional consideration.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

The Company may prepay the Self-Amortization Note at any time prior to the date that an Event of Default (as defined in the Amortization Note) (each an “Event of Default”) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest with no prepayment premium. The Self-Amortization Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Self-Amortization Note or SPA.

The Company is required to make amortization payments to the Holder according to the following schedule:

Payment Date	Payment Amount
12/07/2020	$40,075.75
01/07/2021	$40,075.75
02/08/2021	$40,075.75
03/08/2021	$40,075.75
04/07/2021	$40,075.75
05/07/2021	$40,075.75
06/07/2021	$40,075.75
07/07/2021	$40,075.75
08/07/2021	$39,952.34
Total:	$360,558.34

On March 10, 2021, we repaid the outstanding principal and interest on the Self-Amortization Note.

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

November 23, 2020 Self-Amortization Promissory Note

On November 25, 2020, the Company entered into a securities purchase agreement (the “November 2020 SPA”), dated as of November 23, 2020 (the “Effective Date”), with an accredited investor (the “Holder”) pursuant to which the Company issued a 12% self-amortization promissory note (the “November Amortization Note”) with a maturity date of November 23, 2021 (the “Maturity Date”), in the principal sum of $750,000. Pursuant to the terms of the November Amortization Note, the Company agreed to pay to $750,000 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum. The Company received net proceeds of $441,375, net of original issue discount of $75,000, origination fees of $35,250, and the partial repayment of principal and interest of $198,375 on the June 18, 2020 Note. In connection with the November Amortization Note, during the first twelve months of this note, interest equal to $90,000 shall be guaranteed and earned in full as of the Effective Date, provided, however, that if the November Amortization Note is repaid in its entirety on or prior to February 23, 2021, then the interest shall be accrued on a per annum basis based on the number of days elapsed as of the repayment date from the Effective Date.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

In connection with the November 23, 2020 SPA, the Company is required to issue warrants equal to 375,000 divided by the Exercise Price (as defined below) (the “Warrant Shares”) (whereby such number may be adjusted from time to time pursuant to the terms and conditions of this Warrant) at the Exercise Price per share then in effect. For purposes of this Warrant, the term “Exercise Price” shall mean 110% of the public offering price of the Company’s common stock under the public offering contemplated by the registration statement on Form S-1 filed by the Company on October 23, 2020 (the “Uplist Offering”), provided, however, that if the Uplist Offering has not been consummated on or before May 23, 2021, then the Exercise Price shall mean the closing bid price of the Company’s common stock on December 23, 2020, subject to adjustment as provided in the warrant (including but not limited to cashless exercise), and the term “Exercise Period” shall mean the period commencing on the earlier of (i) the date of the Company’s consummation of the Uplist Offering or (ii) May 23, 2021, and ending on the five-year anniversary thereof. In connection with the issuance of these warrants, on the initial measurement date, the relative fair value of the warrants of $157,438 was recorded as a debt discount and an increase in paid-in capital.

The Company may prepay the Amortization Note at any time prior to the date that an Event of Default (as defined in the Amortization Note) (each an “Event of Default”) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium). The Amortization Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the November Amortization Note or the November 2020 SPA.

The Company is required to make amortization payments to the Holder according to the following schedule:

Payment Date	Payment Amount
2/23/2021	$84,000.00
3/23/2021	$84,000.00
4/23/2021	$84,000.00
5/21/2021	$84,000.00
6/23/2021	$84,000.00
7/23/2021	$84,000.00
8/23/2021	$84,000.00
9/23/2021	$84,000.00
10/22/2021	$84,000.00
11/23/2021	$84,000.00
Total:	$840,000.00

On February 19, 2021, we repaid the outstanding principal and interest on the November Amortization Note.

Upon the Holder’s provision of notice to the Company of the occurrence of any Event of Default, which has not been cured within five (5) calendar days (provided, however, that this cure period shall not apply to certain events of default as set forth in the November Amortization Note), the November Amortization Note shall become immediately due and payable and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default (as hereinafter defined), additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law. The Company shall have the right to pay the Default Amount in cash at any time, provided, however that the Holder may convert the November Amortization Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% contained in the Amortization Note) at any time after the date that is five (5) calendar days after the November Amortization Note becomes immediately due and payable as a result of an Event of Default until the Company has repaid the Amortization Note in cash. If the aforementioned event occurs, the conversion price will be equal to the closing bid price of the Company’s common stock on the trading day immediately preceding the date of the respective conversion.

The Holder shall have the right, at any time following an Uncured Default Date (as defined in this Note), to convert all or any portion of the then outstanding and unpaid principal amount and interest (including any default interest) into shares of the Company’s common stock at the Conversion Price. Following the Uncured Default Date, the Conversion Price shall equal the lesser of (i) 105% multiplied by the closing bid price of the Company’s common stock or (ii) the closing bid price of the Company’s common stock immediately preceding the date of the respective conversion (the “Conversion Price”).

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

Amendments to the Series A-2 Exchange Convertible Note

On or about December 20, 2018, the Company issued that certain Series A-2 exchange convertible note in the original principal amount of $1,000,000 (the “Series A-2 Note”) to Maxim.

On June 18, 2020, the Company and Maxim entered into that certain first amendment to the Series A-2 Note (the “First Amendment”), pursuant to which such parties agreed to the following: (i) Maxim’s resale of the Company’s common stock (the “Common Stock”) underlying the Series A-2 Note shall be limited to 10% of the daily volume of the Common Stock on each respective trading day, (ii) the maturity date of the Series A-2 Note was extended to December 31, 2020, (iii) the principal amount of the Series A-2 Note was increased by $100,000 and (iv) the conversion price was reduced from $15.44 ($1.93 pre-reverse split) to $9.20 ($1.15 pre-reverse split).

On December 31, 2020, the Company and Maxim entered into a second amendment to the Series A-2 Note to extend the maturity date of Series A-2 Note to February 15, 2021.

On April 14, 2021, the Company and Maxim entered into the third amendment to the Series A-2 Note with Maxim pursuant to which the Company and Maxim agreed to the following:

(i)	The maturity date of the Series A-2 Note is extended to October 15, 2021.

(ii)	The principal balance of the Series A-2 Note is increased by $50,000 as of April 14, 2021.

(iii)	The Series A-2 Note was not repaid in its entirety (in cash and/or shares of the Company’s common stock pursuant to conversion(s) of the Series A-2 Note) on or before April 30, 2021, and accordingly, the principal balance of the Series A-2 Note increased by an additional $50,000.

(iv)	The Series A-2 Note was not repaid in its entirety (in cash and/or shares of the Company’s common stock pursuant to conversion(s) of the Series A-2 Note) on or before May 15, 2021, and accordingly, the principal balance of the Series A-2 Note increased by an additional $50,000.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

(v)	If the Series A-2 Note is not repaid in its entirety (in cash and/or shares of the Company’s common stock pursuant to conversion(s) of the Series A-2 Note) on or before July 15, 2021, the principal balance of the Series A-2 Note will increase by an additional $100,000.

(vi)	If the Series A-2 Note is not repaid in its entirety (in cash and/or shares of the Company’s common stock pursuant to conversion(s) of the Series A-2 Note) on or before September 15, 2021, the principal balance of the Series A-2 Note will increase by an additional $100,000, representing a total cumulative increase in the principal balance of $350,000 if the Series A-2 Note is not repaid in its entirety on or before September 15, 2021.

(vii)	The Company will, within five business days after the Company’s receipt of the Second Tranche Purchase Price of $999,996, pay $500,000 to Maxim, which will reduce the principal owed under the Series A-2 Note by $500,000.

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

On August 19, 2021, the Company and Maxim entered into the fourth amendment (the “Fourth Amendment”) to the Series A-2 Maxim Note, as amended, pursuant to which the Company and Maxim agreed that all obligations under the Series A-2 Maxim Note, as amended, shall be extinguished, and the Series A-2 Maxim Note, as amended, shall be deemed repaid in its entirety, upon the satisfaction of the following obligations: (i) the Company’s payment of $500,000 to Maxim within three business days of August 19, 2021, (ii) the Company’s issuance of 20,000 restricted shares of the Company’s common stock to Maxim within seven business days of August 19, 2021, and (iii) the Company’s issuance of a common stock purchase warrant to Maxim on August 19, 2021 for the purchase of 365,000 shares of the Company’s common stock. The Company also granted Maxim an irrevocable right of first refusal superseding all others to act as Company’s sole managing underwriter and sole bookrunner or exclusive placement agent or financial advisor, or finder in connection with any public or private offering by the Company or any subsidiary of or successor to the Company (if applicable) of its equity, equity linked or debt securities (including convertible securities) while the Company’s common stock is listed on any of the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange (or any successors to any of the foregoing, each, a “National Exchange”), within the period beginning on August 19, 2021 and ending on the close of business on January 1, 2023.

On August 19, 2021, the Company issued to Maxim a common stock purchase warrant (the “Warrant”) for the purchase of 365,000 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $13.00, subject to adjustment as provided in the Warrant. The Warrant is exercisable during the period commencing on August 19, 2021 and ending at 5:00 p.m. eastern standard time on the date that is the earlier of (i) three years from the effective date of a registration statement registering for resale by Maxim or its assigns the Warrant Shares (provided that such registration statement remains in effect at the end of the exercise period) and (ii) the 42 month anniversary after August 19, 2021.

The Company has paid the Maxim note, in its entirety by August 24, 2021

February 19, 2021 12% Promissory Note and Securities Purchase Agreement

On February 19, 2021, the Company entered into a securities purchase agreement (the “SPA”) dated as of February 19, 2021, with an accredited investor (the “Holder”), pursuant to which the Company issued a 12% promissory note (the “Note”) with a maturity date of February 19, 2022 (the “Maturity Date”), in the principal sum of $1,650,000. In addition, the Company issued 10,000 shares of its common stock to the Holder as a commitment fee pursuant to the SPA. Pursuant to the terms of the Note, the Company agreed to pay to $1,650,000 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum (provided that the first twelve months of interest shall be guaranteed). The Note carries an original issue discount (“OID”) of $165,000. Accordingly, on the Closing Date (as defined in the SPA), the Holder paid the purchase price of $1,485,000 in exchange for the Note. The Company intends to use the proceeds for its operational expenses, the repayment of those certain self-amortization promissory notes previously issued to the Holder on June 18, 2020 and November 23, 2020, and the repayment of certain other existing debt obligations. The Holder may convert the Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Note) at any time at a conversion price equal to $11.50 per share.

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

The Company is required to make an interim payment to the Holder in the amount of $363,000, on  or before August 19, 2021, towards the repayment of the balance of the Note. Currently the Company and the Holder have agreed to extend the terms of this payment. The extension provides that the Company paid $100,000 to the Holder by the interim payment date and has agreed to pay an additional $100,000 upon the completion of a new debt deal that is anticipated to close by September 1, 2021 and the Company has agreed to pay $163,000 to the Holder at the earlier of the Company stock uplist or September 30, 2021,

Upon the Holder’s provision of notice to the Company of the occurrence of any Event of Default, which has not been cured within five (5) calendar days (provided, however, that this five (5) calendar day cure period shall not apply to any event of default under Sections 3.1, 3.2, and 3.19 of the Note), the Note shall become immediately due and payable and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

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

MAY 31, 2021

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

As of May 31, 2021, operating lease right-of-use assets and liabilities arising from operating leases was $1,527,286 and $1,527,967, respectively. As of May 31, 2020, operating lease right-of-use assets and liabilities arising from operating leases was $490,984 and $490,983, respectively. During the year ended May 31, 2021 and 2020, the Company recorded operating lease expense of approximately $353,000 and $147,000, respectively.

The following is a schedule showing the future minimum lease payments under operating leases by years and the present value of the minimum payments as of May 31, 2021.

2022	$471,063
2023	$450,377
2024	$452,511
2025	$405,795
2026	$153,601
Total Operating Lease Obligations	$1,945,347
Less: Amount representing interest	$(418,061)
Present Value of minimum lease payments	$1,527,286

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

MAY 31, 2021

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

During the year ended May 31, 2021, the Board of Directors approved the issuance of 17,125 shares of common stock for the Company’s Directors. These shares were issued during the year. The Board of Directors has not issued any year end stock awards for the year ended May 31, 2021 and there is no guarantee that they will issue any of this stock.

Litigation

On August 5, 2020, a lawsuit styled Duncan Wood v. PLAYlive Nation, Inc. and Simplicity eSports and Gaming Company (Case No. 20-1043) was filed in the U.S. District Court for the District of Delaware. The complaint alleges unlawful failure to make timely and reasonable payment of wages, breach of contract, breach of the duty of good faith and fair dealing and unjust enrichment. The plaintiff seeks monetary damages for compensation alleged to be owed, treble damages, interest on all wage compensation, reasonable attorneys’ fees and other relief as the Court deems just and proper. Defendants’ responsive pleading is not yet due and has not been filed. The litigation is in its initial stages and the Company is unable to reasonably predict its potential outcome. The Company, however, believes that the lawsuit is without merit and intends to vigorously defend the claims. On SOME DATE the lawsuit was withdrawn without prejudice.

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At May 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 36,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the shares of the Company’s common stock are entitled to one vote for each share. At May 31, 2021, and May 31, 2020, there were 1,427,124 and 988,622 shares of common stock issued and outstanding respectively.

2020 Transactions

During the year ended May 31, 2020, the Company issued 123,000 shares of its common stock on a post reverse split basis. Shares were issued in conjunction with the acquisition of Playlive Nation of 94,000, for compensation for employees, officers and directors in the amount of 14,000 shares, and 15,000 shares were issued for cash.

2021 Transactions

During the year ended May 31, 2021, the Company issued 429,000 shares of its common stock. Shares were issued for compensation for employees, officers and directors in the amount of 240,000 shares, 84,000 shares in connection with notes payable, 65,000 shares for the acquisition of company owned stores from prior franchisees, 37,000 shares as satisfaction to vendors for services rendered and 3,000 shares were issued for cash.

Common Shares Issued subsequent May 31, 2021

From June 1, 2021 through August 27, 2021 the Company has issued 42,000 shares of its common stock. Of this, 21,000 shares were issued in satisfaction to vendors for services rendered, 15,000 shares were issued in connection with notes payable and 6,000 shares were issued for the acquisition of a company owned store from a prior franchisee.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

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

Stock Based Compensation

For the year ended May 31, 2020 the Company authorized the issuance of 95,000 shares of common stock to employees, officers and directors of the Company. The shares were issued in conjunction with their employment agreements or services such individuals provided to the Company and vested ratably through May 31, 2020.

For the year ended May 31, 2021, the Company authorized the issuance of 240,000 shares of common stock to employees, officers and directors of the Company. The shares were issued in conjunction with their employment agreements or services such individuals provided to the Company and vested ratably through May 31, 2021.

For the years ended May 31, 2021 and 2020, in connection with these issuances the Company recorded share-based compensation expense of $1,690,000 and $828,000 respectively. At May 31, 2021 and 2020, the Company has no unrecognized share-based compensation.

Warrants

During the year ended May 31, 2021, we issued 3,116 shares of common stock to an accredited investor upon the exercise of previously issued warrants. The warrants were exercised on a cashless or “net” basis. Accordingly, we did not receive any proceeds from such exercises. The cashless exercise of such warrants resulted in the cancellation of previously issued warrants. During the year ended May 31, 2020, there was no warrant activity.

A summary of the status of the Company’s outstanding stock warrants for the years ended May 31, 2021 and 2020 is as follows:

	Number of Shares	Average Exercise Price
Outstanding – May 31, 2019	803,001	$83.01
Outstanding – May 31, 2020	803,001	83.01
Granted – May 31, 2020	17,063	20.66
Outstanding – May 31, 2021	820,064	$81.71

NOTE 11 - INCOME TAXES

For the year ended May 31, 2021 and 2020, the income tax provisions for current taxes were $0.

Deferred income taxes reflect the net tax effects of permanent and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences that result in deferred tax assets and liabilities are the results of carry forward tax losses, amortization and impairment expense.

The components of the net deferred tax assets for the year ended May 31, 2021 and 2020 are as follows:

	Year ended May 31, 2021	Year ended May 31, 2020
Net Operating Loss	$1,926,000	$770,000
Impairment of cost method investment	129,000	-
Accrued Expenses	98,000
Allowance for Doubtful Accounts	10,000
Gross deferred tax asset	2,163,000	770,000
Less: Valuation allowance	(1,972,000)	(825,000)
Net deferred tax asset	$191,000	$55,000
Deferred tax liabilities:
Amortization of intangible assets	(98,000)	(55,000)
Depreciation	(93,000)
Net deferred assets/liabilities	-	-

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a valuation allowance, in an amount equal to gross deferred tax assets less deferred tax liabilities. For the years ended May 31, 2021 and 2020, the change in the valuation allowance was $1,257,000 and $444,000, respectively.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

The table below summarizes the reconciliation of our income tax provision computed at the federal statutory rate of 21% for the years ended May 31, 2021 and 2020 and the actual tax provisions for the year ended May 31, 2021 and 2020.

	2021	2020

Expected provision (benefit) at statutory rate	(21.0)%	(21.0)%
State taxes, net of federal tax benefit	(4.4)%	(4.4)%
Permanent differences-stock based compensation	9.0	15.0
Increase in valuation allowance	16.4%	10.4%
Total provision (benefit) for income taxes	0.0%	0.0%

At May 31, 2021 and May 31, 2020, the Company had Federal net operating loss carry forwards of approximately $7,600,000 and $3,800,000, respectively. The net operating loss of approximately $7,600,000 can be carried forward indefinitely subject to annual usage limitations. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the various taxing authorities.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

NOTE 12 — SUBSEQUENT EVENTS

Acquisitions

Simplicity Salinas, LLC:

On July 22, 2021, the Company’s wholly-owned subsidiary, Simplicity Salinas, LLC (“Simplicity Salinas”) entered into an Asset Purchase Agreement (“Simplicity Salinas APA”) with an existing franchisee (“”), to acquire the franchisee’s assets in exchange for 6,000 shares of the Company’s common stock with fair value of $65,100, or $10.85 per share, based on the fair value of assets acquired.

Debt Instruments Issued

June 11 FirstFire Global 12% Promissory Note and Securities Purchase Agreement

On June 11, 2021, the Company entered into a securities purchase agreement (the “FirstFire SPA”) dated as of June 10, 2021, with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which the Company issued a 12% promissory note (the “FirstFire Note”) with a maturity date of June 10, 2023 (the “FirstFire Maturity Date”), in the principal sum of $1,266,666. In addition, the Company issued 11,875 shares of its common stock to FirstFire as a commitment fee pursuant to the FirstFire SPA. Pursuant to the terms of the FirstFire Note, the Company agreed to pay to $1,266,666 (the “FirstFire Principal Sum”) to FirstFire and to pay interest on the principal balance at the rate of 12% per annum (provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the FirstFire Note after 180 days from June 10, 2021). The FirstFire Note carries an original issue discount (“OID”) of $126,666. Accordingly, FirstFire paid the purchase price of $1,140,000 in exchange for the FirstFire Note. The Company intends to use the proceeds for working capital and to pay off an existing promissory note issued by the Company in favor of Maxim. FirstFire may convert the FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the FirstFire Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by FirstFire upon, at the election of FirstFire, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $11.50 per share, as the same may be adjusted as provided in the FirstFire Note.

The Company may prepay the FirstFire Note at any time prior to maturity in accordance with the terms of the FirstFire Note. The FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the FirstFire Note or the FirstFire SPA.

Upon the occurrence of any Event of Default (as defined in the FirstFire Note), which has not been cured within three calendar days, the FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the FirstFire Principal Sum then outstanding plus accrued interest multiplied by 125%.

Pursuant to the terms of the FirstFire SPA, the Company also issued to FirstFire a three-year warrant (the “FirstFire Warrant”) to purchase 593,750 shares of the Company’s common stock at an exercise price equal to (i) 110% of the per share offering price of the offering made in connection with any uplisting of the Company’s common stock; or (ii) prior to the determination of the per share offering price of the offering made in connection with any uplisting of the common stock and following such time if the uplisting contemplated in clause (i) is not completed by November 1, 2021, $10.73.

The Company also agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of all shares issued or issuable pursuant to the FirstFire SPA, including shares issued upon conversion of the FirstFire Note or exercise of the FirstFire Warrant. The Company agreed to use its commercially reasonable efforts to have the registration statement filed with the SEC within 90 days following June 10, 2021 and to have the registration statement declared effective by the SEC within 120 days following June 10, 2021.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

GS Capital Securities Purchase Agreement & Note

On June 16, 2021, the Company entered into a securities purchase agreement (the “GS SPA”) dated as of June 10, 2021, with GS Capital Partners, LLC (“GS Capital”), pursuant to which the Company issued a 12% promissory note (the “GS Note”) with a maturity date of June 10, 2023 (the “GS Maturity Date”), in the principal sum of $333,333. In addition, the Company issued 3,125 shares of its common stock to GS as a commitment fee pursuant to the GS SPA. Pursuant to the terms of the GS Note, the Company agreed to pay to $300,000.00 (the “GS Principal Sum”) to GS and to pay interest on the principal balance at the rate of 12% per annum (provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the GS Note after 180 days from June 10, 2021). The GS Note carries an original issue discount (“OID”) of $33,333. Accordingly, GS paid the purchase price of $300,000.00 in exchange for the GS Note. The Company intends to use the proceeds for working capital and to pay off an existing promissory note issued by the Company in favor of Maxim. GS may convert the GS Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the GS Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by GS upon, at the election of GS, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $11.50 per share, as the same may be adjusted as provided in the GS Note.

The Company may prepay the GS Note at any time prior to maturity in accordance with the terms of the GS Note. The GS Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the GS Note or the GS SPA.

Upon the occurrence of any Event of Default (as defined in the GS Note), which has not been cured within three calendar days, the GS Note shall become immediately due and payable and the Company shall pay to GS, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

Pursuant to the terms of the GS SPA, the Company also issued to GS a three-year warrant to purchase 156,250 shares of the Company’s common stock at an exercise price equal to (i) 110% of the per share offering price of the offering made in connection with any uplisting of the Company’s common stock; or (ii) prior to the determination of the per share offering price of the offering made in connection with any uplisting of the common stock and following such time if the uplisting contemplated in clause (i) is not completed by November 1, 2021, $10.73.

The Company also agreed to prepare and file with the SEC a registration statement covering the resale of all shares issued or issuable pursuant to the GS SPA, including shares issued upon conversion of the GS Note or exercise of the GS Warrant. The Company agreed to use its commercially reasonable efforts to have the registration statement filed with the SEC within 90 days following June 10, 2021, and to have the registration statement declared effective by the SEC within 120 days following June 10, 2021.

Pursuant to the terms of the Series A-2 Maxim Note Amendments, on July 15, 2021 the Company was required to either pay the Maxim Series A-2 Note in its entirety or the Company would increase the Maxim Note to include an additional $100,000 in principal to Maxim. On July 15, 2021 the Company increased the Maxim Note by $100,000.

Fourth Amendment to Series A-2 Maxim Note

On August 19, 2021, the Company and Maxim entered into the fourth amendment (the “Fourth Amendment”) to the Series A-2 Maxim Note, as amended, pursuant to which the Company and Maxim agreed that all obligations under the Series A-2 Maxim Note, as amended, shall be extinguished, and the Series A-2 Maxim Note, as amended, shall be deemed repaid in its entirety, upon the satisfaction of the following obligations: (i) the Company’s payment of $500,000 to Maxim within three business days of August 19, 2021, (ii) the Company’s issuance of 20,000 restricted shares of the Company’s common stock to Maxim within seven business days of August 19, 2021, and (iii) the Company’s issuance of a common stock purchase warrant to Maxim on August 19, 2021 for the purchase of 365,000 shares of the Company’s common stock. The Company also granted Maxim an irrevocable right of first refusal superseding all others to act as Company’s sole managing underwriter and sole bookrunner or exclusive placement agent or financial advisor, or finder in connection with any public or private offering by the Company or any subsidiary of or successor to the Company (if applicable) of its equity, equity linked or debt securities (including convertible securities) while the Company’s common stock is listed on any of the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market, or the New York Stock Exchange (or any successors to any of the foregoing, each, a “National Exchange”), within the period beginning on August 19, 2021 and ending on the close of business on January 1, 2023.

On August 19, 2021, the Company issued to Maxim a common stock purchase warrant (the “Warrant”) for the purchase of 365,000 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $13.00, subject to adjustment as provided in the Warrant. The Warrant is exercisable during the period commencing on August 19, 2021 and ending at 5:00 p.m. eastern standard time on the date that is the earlier of (i) three years from the effective date of a registration statement registering for resale by Maxim or its assigns the Warrant Shares (provided that such registration statement remains in effect at the end of the exercise period) and (ii) the 42 month anniversary after August 19, 2021.

The Company is expected to pay the Maxim note, in its entirety by the end of August, 2021.

Jefferson Street Capital Stock Purchase Agreement & 12% Convertible Promissory Jefferson Note

On August 23, 2021, the Company entered into that certain securities purchase agreement (the “Jefferson SPA”), dated as of August 23, 2021, by and between the Company and Jefferson Street Capital LLC (“Jefferson”). Pursuant to the terms of the Jefferson SPA, (i) the Company agreed to issue and sell to Jefferson the Jefferson Note (as hereinafter defined); (ii) the Company agreed to issue to Jefferson the Warrant (as hereinafter defined); and (iii) the Company agreed to issue to Jefferson 3,125 commitment shares; and (iv) Jefferson agreed to pay to the Company $300,000.00 (the “Purchase Price”).

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

Pursuant to the terms of the Jefferson SPA, on August 23, 2021, the Company issued a 12% convertible promissory Jefferson Note (the “Jefferson Note”) with a maturity date of August 23, 2023 (the “Maturity Date”), in the principal amount of $333,333.33. Pursuant to the terms of the Jefferson Note, the Company agreed to pay to Jefferson $333,333.33 (the “Principal Amount”), with a purchase price of $300,000 plus an original issue discount in the amount of $333,333.33 (the “OID”), and to pay interest on the Principal Amount at the rate of 12% per annum, with the understanding that the first six months of interest is guaranteed and the remaining 18 months of interest is deemed earned in full if any amount is outstanding under the Jefferson Note after 180 days from August 23, 2021.

Any Principal Amount or interest on the Jefferson Note that is not paid when due will bear interest at the rate of the lesser of (i) 20%, or (b) the maximum rate allowed by law.

Jefferson may, at any time while the shares issuable upon conversion of the Jefferson Note are subject to an effective registration statement, or if no registration statement covering such shares is effective, at any time after 180 days from August 23, 2021, so long as there are amounts outstanding under the Jefferson Note, convert all or any portion of the then outstanding and unpaid Principal Amount and interest into shares of the Company’s common stock at a conversion price of $11.50 per share; provided, however, that upon failure to make any payment under the Jefferson Note, the conversion price will be $10.00 per share, as the same may be adjusted as provided in the Jefferson Note. The Jefferson Note has a 4.99% equity blocker; provided, however, that the 4.99% equity blocker may be waived (up to 9.99%) by Jefferson, at Jefferson’s election, on not less than 61 days’ prior notice to the Company.

On August 23, 2021, Jefferson paid the purchase price of $300,000 in exchange for the Jefferson Note. The Company intends to use the proceeds for its operational expenses and to pay off certain debt.

The Company may prepay the Jefferson Note at any time in accordance with the terms of the Jefferson Note. While any portion of the outstanding Principal Amount and interest are due and owing, if the Company receives cash proceeds from any source or series of related or unrelated sources, including but not limited to, the issuance of equity or debt, the conversion of outstanding warrants of the Company, the issuance of securities pursuant to an equity line of credit of the Company or the sale of assets, the Company must inform Jefferson of such receipt, following which Jefferson may, in its sole discretion, require the Company to immediately apply up to 50% of the proceeds therefrom to repay all or any portion of the outstanding Principal Amount and interest then due under the Jefferson Note; provided, however, that the first $3,000,000 of equity financing received by the Company will be excepted from this requirement.

The Jefferson SPA and the Jefferson Note contain customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Jefferson Note or Jefferson SPA.

Jefferson Street Capital Registration Rights Agreement

On August 23, 2021, the Company also entered into a registration rights agreement (the “Jefferson Registration Rights Agreement”) with Jefferson pursuant to which the Company is obligated to file a registration statement to register the resale of the shares issuable pursuant to the Jefferson SPA. Pursuant to the Jefferson Registration Rights Agreement, the Company must (i) file the registration statement within 90 calendar days from August 23, 2021, and (ii) use reasonable best efforts to cause the registration statement to be declared effective under the Securities within 120 calendar days after August 23, 2021. The Company also agreed that it would not file any other registration statement, including those on Form S-8 or Form S-4, for other securities, for a period of 12 months from August 23, 2021, unless it has the prior written approval from Jefferson.

The Jefferson Registration Rights Agreement contains customary indemnification provisions.

Jefferson Street Capital Common Stock Purchase Warrant

Also on August 23, 2021, pursuant to the terms of the Jefferson SPA, the Company issued to Jefferson a common stock purchase warrant (the “Jefferson Warrant”) for the purchase of 156,250 shares of the Company’s common stock. The per share exercise price under the Jefferson Warrant is, subject to adjustment as described therein, as follows: (i) 110% of the per share offering price of the offering made in connection with any “up-listing” of the Company’s common stock; or (ii) prior to the determination of the per share offering price of the offering made in connection with any “up-listing” of the common stock and following such time if the “up-listing” contemplated in the Jefferson Warrant is not completed by November 1, 2021, the exercise price shall be $10.73. The Jefferson Warrant is exercisable during the period commencing on August 23, 2021 and ending at the close of business on August 23, 2024.

