Form 10-Q
period 2021-08-31
SIMPLICITY ESPORTS & GAMING Co
filed 2021-10-12
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

or

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

As of October 11, 2021, there were 1,594,803 shares of the Company’s common stock issued and outstanding.

SIMPLICITY ESPORTS AND GAMING COMPANY

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 31,	May 31,
	2021	2021
ASSETS

Current Assets
Cash and cash equivalents	$673,693	$414,257
Accounts receivable, net	139,166	160,101
Inventory	297,013	206,974
Other current assets	41,250	52,643
Total Current Assets	1,151,122	833,975

Non Current Assets
Goodwill	5,180,141	5,180,141
Intangible assets, net	1,558,039	1,635,227
Deferred brokerage fees	77,539	79,943
Property and equipment, net	566,970	574,308
Right of use asset, operating leases, net	1,562,617	1,533,010
Security deposits	40,307	40,307
Due from franchisees	3,037	23,007
Deferred financing costs	320,399	307,494
Total Non Current Assets	9,309,049	9,373,437

TOTAL ASSETS	$10,460,171	$10,207,412

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$209,594	$438,466
Accrued expenses	1,147,434	1,166,433
Current portion of convertible note payable, net of discount	1,323,051	2,211,097
Loan payable	82,235	82,235
Operating lease obligation, current	311,116	307,013
Current portion of deferred revenues	30,034	30,034
Total Current Liabilities	3,103,464	4,235,278

Operating lease obligation, net of current portion	1,245,699	1,199,748
Deferred revenues, less current portion	176,127	182,342
Non current portion of convertible notes payable, net of discount	235,030	-

Total Non Current Liabilities	1,656,856	1,382,090

Total Liabilities	4,760,320	5,617,368

Commitments and Contingencies - Note 7

Stockholders’ Equity
Preferred stock - $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.0001 par value; 36,000,000 shares authorized; 1,492,595 and 1,427,124 shares issued and outstanding as of August 31, 2021 and May 31, 2021 respectively	149	142
Common stock issuable	850,775	-
Additional paid-in capital	21,233,531	16,708,762
Accumulated deficit	(16,502,806)	(12,291,899)
Total Simplicity Esports and Gaming Company Stockholders’ Equity	5,581,649	4,417,005
Non-Controlling Interest	118,202	173,039
Total Stockholders’ Equity	5,699,851	4,590,044

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,460,171	$10,207,412

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	August 31, 2021	August 31, 2020

Revenues:
Franchise revenues	$62,358	$87,283
Company-owned stores sales	673,501	76,938
Esports revenue	168,981	36,380

Total Revenues	904,840	200,601

Cost of Goods Sold	607,122	67,645

Gross Profit	297,718	132,956

Operating Expenses:
Compensation and related benefits	1,303,126	302,568
Professional fees	449,353	73,891
General and administrative expenses	443,695	241,769

Total Operating Expenses	2,196,174	618,228

Loss from Operations	(1,898,456)	(485,272)

Other Income (Expense):
Loss on extinguishment of debt	(1,759,969)	(12,135)
Interest expense	(659,696)	(154,128)
Interest income	19	7
Other income	52,358	-
Foreign exchange gain/(loss)	-	(19,572)

Total Other Income (Expense)	(2,367,288)	(185,828)

Loss Before Provision for Income Taxes	(4,265,744)	(671,100)

Provision for Income Taxes	-	-

Net Loss	(4,265,744)	(671,100)

Net loss attributable to noncontrolling interest	54,837	15,886

Net loss attributable to common shareholders	$(4,210,907)	$(655,214)

Basic and Diluted Net Loss per share	$(2.89)	$(0.61)

Basic and diluted Weighted Average Number of Common Shares Outstanding	1,459,485	1,074,408

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional	Non-		Total
	Common Stock		Paid-In	Controlling	Accumulated	Stockholders’
	Shares	Amount	Capital	Interest	Deficit	Equity

Balance - May 31, 2020	998,622	$100	$11,132,103	$(21,487)	$(6,195,044)	$4,915,672

Shares issued for cash	2,976	-	25,000	-	-	25,000

Shares issued in connection with issuance and amendments of notes payable	23,030	2	202,215		-	202,217

Shares issued for contracted services	6,597	-	68,778	-	-	68,778

Shares issued to directors, officers and employees as compensation	116,174	12	819,297	-	-	819,309

Shares issued in connection with franchise acquisition	18,750	2	164,998	-	-	165,000

Non-controlling interest of original investment in subsidiaries	-	-	-	240,000	-	240,000

Net loss attributable to noncontrolling interest	-	-	-	(15,886)	-	(15,886)

Net Loss					(655,214)	(655,214)

Balance - August 31, 2020	1,166,149	$116	$12,412,391	$202,627	$(6,850,258)	$5,764,876

Balance - May 31, 2021	1,427,124	$142	$16,708,762	$173,039	$(12,291,899)	$4,590,044

Shares issued in connection with issuance and amendments of notes payable	38,125	4	4,136,895	-	-	4,136,899

Shares issued for contracted services	21,346	2	224,875	-	-	224,877

Sale of warrants			100,000	-	-	100,000

Shares issued in connection with franchise acquisition	6,000	1	62,999	-	-	63,000

Common stock issuable	-	-	-	-	-	850,775

Net loss attributable to noncontrolling interest	-	-	-	(54,837)	-	(54,837)

Net Loss					(4,210,907)	(4,210,907)

Balance - August 31, 2021	1,492,595	$149	$21,233,531	$118,202	$(16,502,806)	$5,699,851

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	August 31, 2021	August 31, 2020

Cash flows from operating activities:
Net loss	$(4,265,744)	$(671,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	620,178	-
Deferred guaranteed interest	(116,000)	-
Depreciation expense	81,737	27,135
Amortization expense	77,188	66,614
Provision for uncollectible accounts	14,137	52,549
Loss on extinguishment of debt	1,759,969	-
Stock-based compensation	850,775	-
Lease liability net of leased asset	20,447	-
Deferred financing costs	(12,905)	(30,416)
Gain on acquisition	(2,357)	-
Issuance of shares for services	224,877	150,095
Issuance of shares for interest payment	81,508	-
Issuance of shares for inventory purchases	11,919	-
Changes in operating assets and liabilities:
Accounts receivable	20,935	5,478
Inventory	(90,039)	11,127
Prepaid expenses	11,393	(17,087)
Deferred brokerage fees	2,404	4,525
Deferred revenues	(6,215)	(7,414)
Accounts payable	(228,872)	(10,538)
Accrued expenses	(18,999)	185,620
Due from franchisee	19,970	-

Net cash used in operating activities	(943,694)	(233,412)

Cash flows from investing activities:
Purchase of property and equipment	(20,961)	-
Net cash provided by (used in) investing activities	(20,961)	-

Cash flows from financing activities:
Proceeds from sale of warrants	100,000	-
Repayment of note payable	(590,909)	(201,300)
Proceeds from note payable	1,715,000	748,150
Proceeds from sale of Private Units	-	25,000

Net cash provided by financing activities	1,224,091	571,850

Net change in cash	259,436	338,438

Cash - beginning of period	414,257	160,208

Cash - end of period	$673,693	$498,646

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$109,091	$48,800
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information

Common stock issued for consideration in an acquisition of fixed assets	$63,000	$165,000
Common stock issued in connection with notes payable	$238,918	$-
Beneficial conversion feature with warrants issued for debt discount	$1,505,387	$-

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

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

Through our wholly owned subsidiary, PLAYlive Nation, Inc. (“PLAYlive”), acquired on July 29, 2019, the Company has a network of franchised Gaming Centers. As August 31, 2021 the company had 17 company owned stores and 12 franchise locations operating in various states including Arizona, California, Florida, Idaho, Maryland, Ohio, South Carolina, Texas and Washington. PLAYlive offers a video gaming lounge concept to qualified franchisees. PLAYlive currently offers single-unit location franchises, as well as agreements to develop multiple locations. This PLAYlive model is being interlaced with the esports gaming centers mentioned above to create the ultimate gaming center.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on August 30, 2021. The interim results for the three months ended August 31, 2021 are not necessarily indicative of the results to be expected for the year ending May 31, 2022 or for any future interim periods.

Correction of Previously Issued Financial Statements

The accompanying condensed consolidated statement of operations for the three months ended August 31, 2020 has been corrected for a reclassification of depreciation expense of $27,134 to cost of goods sold related to assets utilized in the production of inventory. The Company assessed the materiality of the misstatement quantitatively and qualitatively and has concluded that the correction of the classification error is immaterial to the consolidated financials taken as a whole. As a result of the correction, Cost of Goods Sold increased from $40,511 to $67,645 with a corresponding decrease of General and administrative expenses, resulting in a decrease to Gross Profit from $160,090 to $132,956. The correction had no impact on Total operating loss and Net loss.

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

AUGUST 31, 2021

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

Foreign Currencies

Revenue and expenses are translated at average rates of exchange prevailing during the period.

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

AUGUST 31, 2021

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

Franchise Revenues

Franchise revenues consist of royalties, fees and initial license fee income. Franchise royalties are based on six percent of franchise store sales after a minimum level of sales occur and are recognized as sales occur. Any royalty reductions, including waivers or those offered as part of a new store development incentive or as incentive for other behaviors, are recognized at the same time as the related royalty, as they are not separately distinguishable from the full royalty rate. Franchise royalties are billed on a monthly basis.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

Deferred costs include commissions paid to brokers related to the sale of specific new franchises which have not met revenue recognition criteria as of August 31, 2021. These costs are recognized in the same period as the initial franchise fee revenue is recognized

Accounts Receivable

The Company estimates the allowance for doubtful accounts based on an analysis of specific customers (i.e. franchisees), taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable are written off against the allowance when management determines it is probable the receivable is worthless. Customer account balances with invoices dated over 90 days old are considered delinquent and considered in the allowance assessment. The Company performs credit evaluations of its customers and, generally, requires no collateral. Management has assessed accounts receivable and an allowance for doubtful accounts of approximately $42,479 has been recorded.

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

Intangible Assets and Impairment

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. These costs are included in intangible assets on our condensed consolidated balance sheet and amortized on a straight-line basis when placed into service over their estimated useful lives of the costs, which is 2 to 10 years.

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

Franchise Locations

Through PLAYlive, the Company’s wholly owned subsidiary, the Company has entered into franchise agreements with third parties. As of August 31, 2021, 12 franchise locations were considered to be operational in various states including Arizona, California, Florida, Idaho, Maryland, Ohio, South Carolina, Texas and Washington.

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

Non employee stock-based payments

The Company records stock based payments made to non-employees in accordance with ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

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

Basic Income (Loss) Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) - per share is calculated by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per common share is calculated by dividing the Company’s net income or loss available to common stockholders by the diluted weighted average number of common shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For this calculation potentially dilutive securities consist primarily of warrants, outstanding options and shares into which the company’s convertible notes payable are convertible. When the Company records a loss from operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per common share.

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

AUGUST 31, 2021

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

As reflected in the unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $16,502,806, a working capital deficit of $1,952,342 as of August 31, 2021, and a net loss attributable to common shareholders of $4,210,907 for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the of the date that the unaudited financial statements are issued.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Gaming Centers as of May 1, 2020 and have since reopened 16 company owned stores and 12 franchise locations. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee.

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

The measures taken to date impacted the Company’s business for the fiscal year ended May 31, 2021 as well as the fiscal quarter ended August 31, 2021 and will potentially continue to impact the Company’s business. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant, and equipment—at cost, less accumulated depreciation:

	August 31, 2021	May 31, 2021

Leasehold improvements	$110,849	$110,849
Property and equipment	830,141	755,741
Total cost	940,990	866,590
Less accumulated depreciation	(374,020)	(292,282)
Net property plant and equipment	$566,970	$574,308

Depreciation expense for the three months ended August 31, 2021 and 2020 was $81,737 and $27,135, respectively.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

NOTE 4 — INTANGIBLE ASSETS

The following table sets forth the intangible assets, including accumulated amortization as of August 31, 2021:

	August 31, 2021
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Non-Competes	4 years	$1,023,118	$548,642	$474,476
Trademarks	Indefinite	866,000	-	866,000
Customer database	2 years	35,000	20,417	14,583
Restrictive covenant	2 years	115,000	67,083	47,917
Customer contracts	10 years	546,000	391,270	154,730
Internet domain	2 years	3,000	2,667	333
		$2,588,118	$944,537	$1,558,039

The following tables set forth the intangible assets, including accumulated amortization as of May 31, 2021:

	May 31, 2021
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Non-Competes	4.50 years	$1,023,118	$498,799	$524,319
Trademarks	Indefinite	866,000	-	866,000
Customer Contracts	10 years	546,000	301,675	244,325
Internet domain	2.50 years	3,000	2,417	583
		$2,438,118	$802,891	$1,635,227

The following table sets forth the future amortization of the Company’s intangible assets as of August 31, 2021 for the fiscal years ending May 31:

	2022	2023	2024	2025		2026	Thereafter	Total
Non-Competes	$153,468	$204,624	$116,384	$		$-	$-	$474,476
Customer contracts	12,158	16,211	16,211		16,211	16,211	77,728	154,730
Restrictive covenant	43,125	4,792			-	-	-	47,917
Customer database	13,125	1,458			-	-	-	14,583
Internet domain	333	-	-		-	-	-	333
Total	$222,209	$227,085	$132,595		$16,211	$16,211	$77,728	$692,039

Amortization expense for the three months ended August 31, 2021 and 2020 was $77,188 and $66,614, respectively.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

NOTE 5 — ACQUISITIONS

Simplicity Salinas, LLC

On July 26, 2021 the Company through its wholly owned subsidiary, Simplicity Salinas, LLC acquired all of the inventory and property, plant and equipment assets of an existing franchise in exchange for 6,000 shares of common stock at $10.85 per share.

NOTE 6 — RELATED PARTY TRANSACTIONS

Contract Services

On August 27, 2021 the Company entered into a contract with Laila Cavalcanti Loss, a board member, to provide legal services to its subsidiary Simplicity One Brasil, LTDA. The contract calls for monthly payments of $2,500 and monthly equity awards of 250 shares of its common stock. The terms of the contract were retroactive to July 1, 2020 and at August 31, 2021, the Company has accrued $25,000 and 375 shares of stock for the payments of this contract.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

The Company maintains a portion of its cash balance at a financial services company that is owned by an officer of the Company.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Unit Purchase Option

The Company sold to the underwriters (and/or their designees), for $100, an option to purchase up to a total of 250,000 Units (which increased to 260,000 Units upon the partial exercise of the underwriters’ over-allotment option), exercisable at $11.50 per Unit pre-reverse split (or an aggregate exercise price of $2,990,000) upon the closing of the Initial Public Offering. The UPO may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the registration statement relating to the Initial Public Offering and the closing of the Company’s initial Business Combination and terminating on the fifth anniversary of such effectiveness date. The Units issuable upon exercise of this UPO are identical to those offered in the Initial Public Offering, except that the exercise price of the warrants underlying the Units sold to the underwriters is $13.00 per share on a pre-reverse split basis.

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

As of August 31, 2021, operating lease right-of-use assets and liabilities arising from operating leases was $1,562,617 and $1,556,815, respectively. During the quarter ended August 31, 2021 and 2020, the Company recorded operating lease expense of $140,516 and $20,623.

The following is a schedule showing the future minimum lease payments under operating leases by fiscal years and the present value of the minimum payments as of August 31, 2021.

2022	$370,370
2023	$468,377
2024	$470,511
2025	$423,795
2026 and thereafter	$171,602
Total Operating Lease Obligations	$1,904,655
Less: Amount representing interest	$(347,840)
Present Value of minimum lease payments	$1,556,815

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

Employment Agreements, Board Compensation and Bonuses

On July 29, 2020, the Company entered into a new employment agreement (the “Kaplan 2020 Agreement”) with Mr. Kaplan and the Board of Directors approved for Mr. Kaplan a $75,000 cash bonus and authorized the issuance of 250,000 shares of the Company’s common stock both related to his performance during the fiscal year ended May 31, 2020. As of August 31, 2021 the Company still owed Mr. Kaplan $35,000 of the 2020 bonus award.

Effective March 29, 2021, the Company promoted Mr. Kaplan to be the Chairmen of the Board of Directors, and he ceased to be the Company’s Chief Executive Officer and Interim Chief Financial Officer. Upon this change, Mr. Kaplan’s new monthly salary became $4,000 per month and the Kaplan 2020 Agreement was terminated.

On July 29, 2020, the Company entered into a new employment agreement (the “Franklin 2020 Agreement”) with Mr. Franklin and the Board of Directors approved for Mr. Franklin a $75,000 cash bonus and authorized the issuance of 250,000 fully vested shares of the Company’s common stock both related to his performance during the fiscal year ended May 31, 2020. As of August 31, 2021, the Company still owed Mr. Franklin $35,000 of the 2020 bonus award.

On March 25, 2021, the Board of Directors appointed Mr. Franklin as the Company’s Chief Executive Officer, effective March 29, 2021. Mr. Franklin continues to be a member of our board of directors. In connection with Mr. Franklin’s appointment, on March 25, 2021, the Company entered into an employment agreement, dated as of March 29, 2021 by and between the Company and Mr. Franklin (the “2021 Franklin Employment Agreement”). Pursuant to the terms of the 2021 Franklin Employment Agreement, in exchange for Mr. Franklin’s services, the Company agreed to pay Mr. Franklin an annual base salary of $250,000. Mr. Franklin is also eligible to receive a quarterly bonus of up to $15,000 in the form of a cash bonus and/or equity grant of shares of the Company’s common stock. Mr. Franklin’s eligibility for any bonus and the amount thereof will be determined solely at the discretion of the Board of Directors.

On May 11, 2021, the Board appointed Nancy Hennessey to serve as the Company’s Chief Financial Officer, effective May 17, 2021. In connection with Ms. Hennessey’s appointment as the Company’s Chief Financial officer, the Company entered into an employment agreement, dated as of May 17, 2021 by and between the Company and Ms. Hennessey (the “Hennessey Employment Agreement”). Pursuant to the terms of the Hennessey Employment Agreement, in exchange for Ms. Hennessey’s services, the Company agreed to pay Ms. Hennessey an annual base salary of $140,000. In addition, Ms. Hennessey is entitled to receive compensation in the form of an equity grant of $5,000 in the Company’s common stock for each quarter during the term of the Hennessey Employment Agreement, which runs for a period ending one year after May 17, 2021 and automatically renews for successive one year terms unless either party gives 60 days’ advance written notice of its intention not to renew the Hennessey Employment Agreement. Ms. Hennessey is also eligible to receive a quarterly bonus of up to $12,500 in the form of a cash bonus and/or equity grant of shares of the Company’s common stock. Pursuant to the terms of the Hennessey Employment Agreement, Ms. Hennessey will also receive (i) 5,000 shares of common stock upon filing of the 2021 Annual Report on Form 10-K, if completed before July 31, 2021, and (ii) 5,000 shares of common stock upon completion of an uplisting to a national exchange, such as The Nasdaq Stock Market or the NYSE American. Ms. Hennessey’s eligibility for any bonus and the amount thereof will be determined solely at the discretion of the Board of Directors

On August 31, 2021, the Company has accrued $5,000 for the quarterly equity grant for Ms. Hennessey.

On August 20, 2021, the Board of Directors approved 82,500 shares of stock to its directors and officers with for prior services an issuance date of September 1, 2021. On August 31, 2021, the Company has accrued $833,250 as common stock issuable.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

NOTE 8 - DEBT

The table below presents outstanding debt instruments as of August 31, and May 31, 2021

	AUGUST 31, 2021	MAY 31, 2021
Convertible Promissory Notes	$3,952,424	$3,157,970
Related Debt Discount	(2,394,343)	(947,873)
Total	$1,558,081	$2,211,097

Current portion of Convertible Promissory Notes, net	$1,323,051	$2,211,097
Non current portion of Convertible Promissory Notes, net	235,030	-

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

On June 18, 2020, the Company and Maxim entered into that certain first amendment to the Series A-2 Note (the “First Amendment”), pursuant to which such parties agreed to the following: (i) Maxim’s resale of the Company’s common stock (the “Common Stock”) underlying the Series A-2 Note shall be limited to 10% of the daily volume of the Common Stock on each respective trading day, (ii) the maturity date of the Series A-2 Note was extended to December 31, 2020, (iii) the principal amount of the Series A-2 Note was increased by $100,000 and (iv) the conversion price was reduced from $15.44 to $9.20.

On December 31, 2020, the Company and Maxim entered into a second amendment to the Series A-2 Note to extend the maturity date of Series A-2 Note to February 15, 2021.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

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

As a result of the Fourth Amendment, the Company issued to Maxim a common stock purchase warrant (the “Warrant”) for the purchase of 365,000 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $13.00. On August 25, 2021, the Company paid Maxim $500,000 and recognized an expense on the extinguishment of debt in the amount of $1,759,969. On August 30, 2021 the Company issued Maxim 20,000 shares of its common stock in fulfillment of the Fourth Amendment.

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

The Company is required to make an interim payment to the Holder in the amount of $363,000, on or before August 19, 2021, towards the repayment of the balance of the Note. The Company and the Holder have agreed to extend the terms of this payment. The extension provides that the Company paid $100,000 to the Holder by the interim payment date and has agreed to pay an additional $100,000 upon the completion of a new debt deal that is anticipated to close by September 1, 2021 and the Company has agreed to pay $163,000 to the Holder at the earlier of the Company stock uplist or September 30, 2021. These extension payments were paid by the Company on September 30,2021.

During the quarter ended August 31, 2021 the Company paid interim payments to the Holder in the amount of $225,000 towards the repayment of the balance of the Note in the amount of $90,909, towards the repayment of guaranteed interest in the amount of $109,091 and $25,000 as an amendment fee and the Company recorded $287,330 in interest expense for the amortization of debt discount. On August 31, 2021 the balance of the Note, net of the related debt discount is $903,588.

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

March 2021 FirstFire Global 12% Promissory Note and Securities Purchase Agreement

On March 10, 2021, the Company, entered into a securities purchase agreement (the “March 10 FirstFire SPA”) dated as of March 10, 2021, with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “FirstFire”), pursuant to which the Company issued a 12% promissory note (“March 10 FirstFire Note”) with a maturity date of March 10, 2022, in the principal sum of $560,000. The Company received net proceeds of $130,606, net of OID of $56,000, net of origination fees of $8,394, and the repayment of principal and interest of $365,000 on the August 7, 2020 Note. In addition, the Company issued 3,394 shares of its common stock to the FirstFire as a commitment fee pursuant to the SPA. Pursuant to the terms of the March 10 FirstFire Note, the Company agreed to pay to $560,000 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum (provided that the first twelve months of interest shall be guaranteed). The March 10 FirstFire Note carries an OID of $56,000. Accordingly, on the Closing Date (as defined in the March 10 FirstFire SPA), the Holder paid the purchase price of $504,000 in exchange for the Note. The FirstFire may convert the March 10 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the March 10 FirstFire Note) at any time at a conversion price equal to $11.50 per share.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

The Company may prepay the March 10 FirstFire Note at any time prior to the date that an Event of Default (as defined in the Note) (each an “Event of Default”) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium). The March 10 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the March 10 FirstFire Note or March 10 FirstFire SPA.

The Company is required to make an interim payment to FirstFire in the amount of $123,200, on or before September 10, 2021, towards the repayment of the balance of the March 10 FirstFire Note. On September 17, 2021, the Company issued a common stock purchase warrant for the purchase of 40,000 shares of the Company’s common stock to FirstFire as consideration for FirstFire entering into a first amendment to the March 10 FirstFire Note in order to delay an interim payment of OID and interest due under the March 10 FirstFire Note to the maturity date of such note.

On October 1, 2021, the Company issued a common stock purchase warrant for the purchase of an additional 40,000 shares of the Company’s common stock to FirstFire as consideration for FirstFire entering into a second amendment to the March 10 FirstFire Note in order to remove the capital raising ceiling in such note.

Upon FirstFire’s provision of notice to the Company of the occurrence of any Event of Default, which has not been cured within five (5) calendar days (provided, however, that this five (5) calendar day cure period shall not apply to any event of default under Sections 3.1, 3.2, and 3.19 of the March 10 FirstFire Note), the March 10 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law.

During the quarter ended August 31, 2021, the Company recognized $65,533 of amortization of debt discount related to the FirstFire Note. On August 31, 2021, the balance of FirstFire Note, net of the related debt discount, is $419,468 all of which is included in the current portion of convertible notes payable, net of debt discount.

June 2021 FirstFire Global 12% Promissory Note and Securities Purchase Agreement

On June 11, 2021, the Company entered into a securities purchase agreement (the “June 11 FirstFire SPA”) dated as of June 10, 2021, with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which the Company issued a 12% promissory note (the “June 11 FirstFire Note”) with a maturity date of June 10, 2023 (the “FirstFire Maturity Date”), in the principal sum of $1,266,666. In addition, the Company issued 11,875 shares of its common stock to FirstFire as a commitment fee pursuant to the June 11 FirstFire SPA. Pursuant to the terms of the June 11 FirstFire Note, the Company agreed to pay to $1,266,666 (the “FirstFire Principal Sum”) to FirstFire and to pay interest on the principal balance at the rate of 12% per annum (provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the FirstFire Note after 180 days from June 10, 2021). The June 11 FirstFire Note carries an original issue discount (“OID”) of $126,666. Accordingly, FirstFire paid the purchase price of $1,140,000 in exchange for the FirstFire Note. The Company intends to use the proceeds for working capital and to pay off an existing promissory note issued by the Company in favor of Maxim. FirstFire may convert the June 11 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the June 11 FirstFire Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by FirstFire upon, at the election of FirstFire, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $11.50 per share, as the same may be adjusted as provided in the June 11 FirstFire Note.

The Company may prepay the June 11 FirstFire Note at any time prior to maturity in accordance with the terms of the June 11 FirstFire Note. The June 11 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the June 11 FirstFire Note or the June 11 FirstFire SPA.

Upon the occurrence of any Event of Default (as defined in the June 11 FirstFire Note), which has not been cured within three calendar days, the June 11 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the FirstFire Principal Sum then outstanding plus accrued interest multiplied by 125%.

Pursuant to the terms of the June 11 FirstFire SPA, the Company also issued to FirstFire a three-year warrant (the “June 11 FirstFire Warrant”) to purchase 593,750 shares of the Company’s common stock at an exercise price equal to (i) 110% of the per share offering price of the offering made in connection with any uplisting of the Company’s common stock; or (ii) prior to the determination of the per share offering price of the offering made in connection with any uplisting of the common stock and following such time if the uplisting contemplated in clause (i) is not completed by November 1, 2021, $10.73.

The Company also agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of all shares issued or issuable pursuant to the June 11 FirstFire SPA, including shares issued upon conversion of the June 11 FirstFire Note or exercise of the June 11 FirstFire Warrant. The Company agreed to use its commercially reasonable efforts to have the registration statement filed with the SEC within 90 days following June 10, 2021 and to have the registration statement declared effective by the SEC within 120 days following June 10, 2021.

The Company recorded the June 11 FirstFire Note in the amount of $1,266,667 and a related debt discount of $1,266,667, interest payable of $76,000 and additional paid in capital of $1,053,999. During the quarter, the Company recorded interest expense of $140,548. On August 31, 2021, the balance of the June 11 FirstFire Note, net of the related debt discount is $140,548 all of which is included in the long term portion of convertible notes payable, net of related debt discount.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

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

The Company recorded the GS Note in the amount of $333,333 and a related debt discount of $333,333, interest payable of $20,000 and additional paid in capital of $280,000. During the quarter, the Company recorded interest expense of $34,703. On August 31, 2021, the balance of the GS Note, net of the related debt discount is $34,703 all of which is included in the long term portion of convertible notes payable, net of related debt discount.

Jefferson Street Capital Stock Purchase Agreement & Note

On August 23, 2021, the Company entered into a securities purchase agreement (the “Jefferson SPA”) dated as of August 23, 2021, with Jefferson Street Capital, LLC (“Jefferson”), pursuant to which the Company issued a 12% promissory note (the “Jefferson Note”) with a maturity date of August 23, 2023 (the “Jefferson Maturity Date”), in the principal sum of $333,333. In addition, the Company issued 3,125 shares of its common stock to Jefferson as a commitment fee pursuant to the Jefferson SPA. Pursuant to the terms of the Jefferson Note, the Company agreed to pay to $300,000.00 (the “Jefferson Principal Sum”) to Jefferson and to pay interest on the principal balance at the rate of 12% per annum (provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the Jefferson Note after 180 days from August 23, 2021). The Jefferson Note carries an original issue discount (“OID”) of $33,333. Accordingly, Jefferson paid the purchase price of $300,000.00 in exchange for the Jefferson Note. The Company intends to use the proceeds for working capital and to pay off an existing promissory note issued by the Company in favor of Maxim. Jefferson may convert the Jefferson Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Jefferson Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by Jefferson upon, at the election of Jefferson, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $11.50 per share, as the same may be adjusted as provided in the Jefferson Note.

The Company may prepay the Jefferson Note at any time prior to maturity in accordance with the terms of the Jefferson Note. The Jefferson Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Jefferson Note or the Jefferson SPA.

Upon the occurrence of any Event of Default (as defined in the Jefferson Note), which has not been cured within three calendar days, the Jefferson Note shall become immediately due and payable and the Company shall pay to Jefferson, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

Pursuant to the terms of the Jefferson SPA, the Company also issued to Jefferson a three-year warrant to purchase 156,250 shares of the Company’s common stock at an exercise price equal to (i) 110% of the per share offering price of the offering made in connection with any uplisting of the Company’s common stock; or (ii) prior to the determination of the per share offering price of the offering made in connection with any uplisting of the common stock and following such time if the uplisting contemplated in clause (i) is not completed by November 1, 2021, $10.73.

The Company also agreed to prepare and file with the SEC a registration statement covering the resale of all shares issued or issuable pursuant to the Jefferson SPA, including shares issued upon conversion of the Jefferson Note or exercise of the Jefferson Warrant. The Company agreed to use its commercially reasonable efforts to have the registration statement filed with the SEC within 90 days following August 23, 2021 and to have the registration statement declared effective by the SEC within 120 days following August 23, 2021.

The Company recorded the Jefferson Note in the amount of $333,333 and a related debt discount of $274,239, interest payable of $20,000 and additional paid in capital of $205,905. During the quarter, the Company recorded interest expense of $685. On August 31, 2021, the balance of the Jefferson Note, net of the related debt discount is $59,779 all of which is included in the long term portion of convertible notes payable, net of related debt discount.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

NOTE 9 -STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of August 31, 2021 there were no shares of preferred stock issued or outstanding.

Common Stock

On August 17, 2020, the Company amended its certificate of incorporation to increase the total number of authorized shares of the Company’s common stock from 20,000,000 to 36,000,000. Holders of the shares of the Company’s common stock are entitled to one vote for each share. At August 31, 2021 and May 31, 2021, there were 1,492,595 and 1,427,124 shares of common stock issued and outstanding respectively.

Stock - Based Compensation

During the quarter ended August 31, 2021, the company approved stock-based compensation to its officers or directors and share based compensation for the three months ended August 31, 2021 and August 31, 2020 was approximately $838,250 and $150,095, respectively.

Warrants

The Company issued warrants related to the convertible notes payable that were issued during the quarter ended August 31, 2021.Additinally, the Company sold 100,000 warrants for the purchase of 100,000 shares of common stock at an exercise price of $20.00 per share to a private investor for $100,000.

A summary of the status of the Company’s outstanding stock warrants as of August 31, 2021 is as follows:

	Number of Shares	Average Exercise Price
Outstanding – May 31, 2020	803,001	$83.01

Granted during the year ended May 31, 2021	17,063	$20.66
Outstanding – May 31, 2021	820,064	$10.38
Warrants granted during the quarter ended August 31, 2021	1,257,312	$11.26
Sale of warrants during the quarter	100,000	$20.00
Warrants exercisable – August 31, 2021	2,177,376	$38.08

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2021

(UNAUDITED)

 NOTE 10 — SUBSEQUENT EVENTS

On September 1, 2021, the Company issued an aggregate of 82,500 restricted common shares of the Company to executive officers and directors of the Company for services rendered during the fiscal year ended May 31, 2021 which was approved by the Board of Directors on August 20, 2021 and which expense was accrued for the quarter ended August 31, 2021.

On August 31, 2021 pursuant to the terms of that certain Securities Purchase Agreement between the Company and Lucas Ventures, LLC, the Company issued a convertible promissory note in the principal amount of $200,000 with an effective date of September 2, 2021. In addition, the Company issued 3,749 shares of its common stock to the investor as a commitment fee pursuant to the Securities Purchase Agreement. Furthermore, the Company issued a common stock purchase warrant for the purchase of 187,400 shares of the Company’s common stock.

On August 31, 2021 pursuant to the terms of that certain Securities Purchase Agreement between the Company and LGH Investments, LLC, the Company issued a convertible promissory note in the principal amount of $200,000 effective September 2, 2021.

On September 17, 2021, the Company issued a common stock purchase warrant for the purchase of 40,000 shares of the Company’s common stock to FirstFire Global Opportunities Fund, LLC (“FirstFire”) as consideration for FirstFire entering into a first amendment to the March 10 FirstFire Note in order to delay an interim payment of OID and interest due under the March 10 FirstFire Note to the maturity date of such note.

On September 28, 2021, the Company entered into a securities purchase agreement (the “Ionic SPA”) dated as of September 28, 2021, with Ionic Ventures, LLC (“Ionic”), pursuant to which the Company issued a 12% promissory note (the “Ionic Note”) with a maturity date of September 28, 2023 (the “Ionic Maturity Date”), in the principal sum of $1,555,555.56. In addition, the Company issued 14,584 shares of its common stock to Ionic as a commitment fee pursuant to the Ionic SPA. Pursuant to the terms of the Ionic Note, the Company agreed to pay to $1,400,000.00 (the “Ionic Principal Sum”) to Ionic and to pay interest on the principal balance at the rate of 12% per annum (provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the Ionic Note after 180 days from September 28, 2021). The Ionic Note carries an original issue discount (“OID”) of $155,555.56. Accordingly, Ionic paid the purchase price of $1,400,000.00 in exchange for the Ionic Note. The Company intends to use the proceeds for working capital. Ionic may convert the Ionic Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Ionic Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by Ionic upon, at the election of Ionic, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $11.50 per share, as the same may be adjusted as provided in the Ionic Note.

The Company may prepay the Ionic Note at any time prior to maturity in accordance with the terms of the Ionic Note. The Ionic Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Ionic Note or the Ionic SPA.

Upon the occurrence of any Event of Default (as defined in the Ionic Note), which has not been cured within three calendar days, the Ionic Note shall become immediately due and payable and the Company shall pay to Ionic, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

Pursuant to the terms of the Ionic SPA, the Company also issued to Ionic a three-year warrant to purchase 729,167 shares of the Company’s common stock at an exercise price equal to (i) 110% of the per share offering price of the offering made in connection with any uplisting of the Company’s common stock; or (ii) prior to the determination of the per share offering price of the offering made in connection with any uplisting of the common stock and following such time if the uplisting contemplated in clause (i) is not completed by November 1, 2021, $10.73.

The Company also agreed to prepare and file with the SEC a registration statement covering the resale of all shares issued or issuable pursuant to the Ionic SPA, including shares issued upon conversion of the Ionic Note or exercise of the Ionic Warrant. The Company agreed to use its commercially reasonable efforts to have the registration statement filed with the SEC within 90 days following September 28, 2021 and to have the registration statement declared effective by the SEC within 120 days following September 28, 2021.

On September 28, 2021 the Company received notice that the original Paycheck Protection Plan (“PPP”) loan was forgiven in the amount of $40,500. The company will record this along with the related accrued interest as debt forgiveness income in the quarter ending November 30, 2021.

On September 30, 2021, the Company paid $500,000 to the Holder of the February 19, 2021 12% Promissory Note and Securities Purchase Agreement in compliance with the renegotiated terms of an interim payment that was due on August 19, 2021.

On October 1, 2021, the Company issued a common stock purchase warrant for the purchase of an additional 40,000 shares of the Company’s common stock to FirstFire as consideration for FirstFire entering into a second amendment to the March 10 FirstFire Note in order to remove the capital raising ceiling in such note.

On October 7, 2021, the Company’s wholly owned subsidiary Simplicity Tracy, LLC entered into an Asset Purchase agreement company with a former franchisee to acquire the assets of the former franchisee in exchange for 4,500 shares of its common stock.

The above issuances/sales were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Simplicity Esports and Gaming Company, formerly known as Smaaash Entertainment Inc. and prior to that as I-AM Capital Acquisition Company. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report and with the audited condensed consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”).

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors sections of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021, as filed with the SEC, and the Company’s Registration Statement on Form S-1 declared effective by the SEC on March 30, 2020,  as the same may be updated from time to time, including in this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a global esports organization, with an established brand, that is capitalizing on the growth in esports through three business units, Simplicity One Brasil Ltda (“Simplicity One”), Simplicity Esports, LLC (“Simplicity Esports LLC”) and PLAYlive Nation, Inc. (“PLAYlive”).

Online Tournaments

We have acquired a database of over 400,000 paying esports gaming center customers in the acquisition of PLAYlive Nation. We directly promote our online Simplicity Esports tournaments to this database of over 400,000 existing customers via text messages. If we can convert merely 1% of these existing customers from the PLAYlive Nation database to play in paid entry online Simplicity Esports tournaments, this may be a profitable business unit resulting in approximately $1,000,000 in annual revenues. Management also intends to sell sponsorship and marketing activations for these online tournaments that would create additional revenue.

Esports Teams

We own and manage professional esports teams domestically and internationally. Revenue is generated from prize winnings, corporate sponsorships, advertising, league subsidy payments and potential league revenue sharing payments from the publishers of video games.

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

International Esports Team - Simplicity One

Since January 2020, through our 76% owned subsidiary Simplicity One, we own and manage Flamengo ESports, one of the leading Brazilian League of Legends® teams. Flamengo ESports was established in 2017 as the Esports division of Clube de Regatas do Flamengo, a successful Brazilian sports organization, with over 40 million followers across social media accounts, known for its world-famous soccer team. Flamengo ESports’ League of Legends® team won the CBLoL Championship in September 2019, which qualified the team to compete at the 2019 League of Legends® World Championship in Europe as one of 24 teams from 13 different regions around the world. Flamengo Esports @flaesports was ranked as the 9th most tweeted about sports organization in the world in 2020.

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

Optimally, the esports gaming centers of Simplicity Esports LLC (“Simplicity Esports Gaming Centers”) will measure between 1,200 and 4,000 square feet, with dozens of gaming stations. The Simplicity Esports Gaming Centers will feature cutting edge technology, futuristic aesthetic décor and dynamic high-speed gaming equipment. We believe our brick-and-click strategy will present attractive opportunities for sponsors and advertisers to connect with our audience, creating an intriguing monetization opportunity for sponsors and advertisers.

Creating content that engages fans, sponsors and developers, while promoting our brand is one of our primary goals. Out talented team will continue to produce unique in-depth content which showcases aspects of esports for fans. We seek to reach a broad demographic encompassing the casual, amateur and professional gaming community. Our philosophy is to enhance our footprint for both endemic and non-endemic partnerships. We believe we possess a deep perception of our markets and understand the new age of branding while maintaining authenticity to the gaming community that comprises our fanbase.

Corporate Gaming Centers

As of August 31, 2021 through our subsidiary entities, we currently operate 16 corporate-owned retail Simplicity Esports Gaming Centers, Furthermore, we have engaged a national tenant representation real estate broker to assist in the strategic planning and negotiations for our future Simplicity Esports Gaming Center locations. We contemplate that new Simplicity Esports Gaming Centers will be funded by us as well as a combination of tenant improvement allowances from landlords and sponsorships. The Company intends to continue the expansion of its corporate owned esports gaming center footprint through the buildout of new esports gaming centers. The disruptions in commercial real estate caused by COVID-19 lockdowns have allowed the Company to strengthen its existing relationships with national landlords by signing new locations with percentage rent leases. The locations will range between 2,000 and 4,000 sq ft and be primarily located inside of shopping malls.

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

Franchise Roll-Up Strategy

We began implementing a franchise roll-up strategy in July 2020 as a result of the disruption caused by COVID-19 related stay at home orders, and the disruption it caused to the commercial real estate market. The reduction in revenues for some franchisees because of stay-at-home orders, and government mandates to remain closed created significant accrued rent payments due to landlords. We have been able to come to terms with many franchisees to acquire the assets of their gaming centers and make them corporate owned. We have simultaneously negotiated new leases with some of the largest national mall chains, including Simon Property Group and Brookfield Asset Management, and are in the process of negotiating additional locations with other landlords. The new leases involve significant reductions in or elimination of fixed rent and the addition of percentage of revenues rent terms

Our Stream Team

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

Our Financial Position

For the three months ended August 31, 2021 and 2020, we generated revenues of $904,840 and $200,601, reported net losses of $4,265,744 and $655,214, respectively, and negative cash flow from operations of $943,694 and $233,412, respectively. As of August 31, 2021, we had an accumulated deficit of $16,502,806.

There is substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings.

Results of Operations

The following table summarizes our operating results for the three months ended August 31, 2021 and 2020.

	Three Months Ended	Three Months Ended
	August 31, 2021	August 31, 2020

Franchise revenues	$62,358	$87,283
Company-owned stores sales	673,501	76,938
Esports revenue	168,981	36,380
Total revenue	904,840	200,601
Less: Cost of goods sold	(607,122)	(67,645)
Gross margin	297,718	132,956
Operating expenses	(2,196,174)	(618,228)
Other income (expense)	(2,367,288)	(185,828)
Net loss attributable to non-controlling interest	54,837	15,886
Net Loss	$(4,210,907)	$(655,214)

Summary of Statement of Operations for the Three Months Ended August 31, 2021 and 2020:

Revenue

The Company’s revenue for the three months ended August 31, 2021 was $904,840, a $704,239 increase over the three months ended August 31, 2020 revenue of $200,601

Cost of Goods Sold

Cost of goods sold for the three months ended August 31, 2021 was $607,122, an increase of $539,477 over the three months ended August 31, 2020 cost of goods sold of $67,645.

Operating Expenses

Operating expenses for the three months ended August 31, 2021 was $2,196,174 as compared to $618,228 for the three months ended August 31, 2020, an increase of $1,577,946. The change is primarily attributable to a $1,000,558 increase in compensation and benefits, a $375,462 increase in professional fees coupled with a $201,926 increase in general and administrative expenses. The increase in compensation and benefits is related to an increase in stock based compensation coupled with higher wages and wage related taxes on the increased number of employees at the company owned stores. The increase in professional fees is primarily attributable to an increase in legal services, coupled with higher accounting and audit fees. The increase in general and administrative costs is primarily related to the increased rent, utilities, and operating costs of the company owned stores.

Other Income

We incurred $2,367,288 of non-operating loss comprised of $1,759,969 of loss on the extinguishment of debt and $52,358 in other income offset by $659,696 in interest expense for the three months ended August 31, 2021, as compared to non-operating expense of $185,828, comprised of $154,128 of interest expense, $19,572 of foreign exchange losses and $12,135 of loss on the extinguishment of debt for the three months ended August 31, 2020.

Net Loss

Net loss for the three months ended August 31, 2021 was $4,265,744, as compared to net loss of $671,100 for the three months ended August 31, 2020.

Liquidity and Capital Resources

As of August 31, 2021, we had cash of 673,693, which is available for use by us to cover all of the Company’s costs including those associated with due diligence procedures and other general corporate purposes. In addition, as of August 31, 2021, we had accrued expenses of $1,147,434.

For the three months ended August 31, 2021, cash used in operating activities amounted to $943,694 primarily resulting from a net loss of $4,265,744 an increase of $1,759,969 in loss on extinguishment of debt, an increase of $620,178 in non-cash interest expense, $168,209 increase in shares issued for services, inventory purchases and interest coupled with a $65,176 increase in depreciation and amortization expense, an increase in lease liability net of leased assets of $20,447 offset by a decline of $38,412 in the provision for uncollectible accounts and an $116,000 increase in deferred guaranteed interest payments. Changes in our operating liabilities and assets provided cash of $289,423.

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

As reflected in the unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $16,502,806 a working capital deficit of $1,952,342 as of August 31, 2021, and a net loss attributable to common shareholders of $4,210,907 for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the of the date that the unaudited financial statements are issued.

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

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In December 2020 a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Gaming Centers as of May 1, 2020 and have since reopened 16 corporate and 12 franchised Simplicity Gaming Centers as of August 31, 2021. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. As of August 31, 2021 we have recorded an increase in the allowance for doubtful accounts of approximately $14,000 as our collection efforts are ongoing. We have experienced a decrease in our account receivables by approximately $13,000 from the year ended May 31, 2021. Notwithstanding, it is unclear exactly how much of the increase in accounts receivables is attributable to the impact of COVID-19.

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

The measures taken to date did impact the Company’s business for the fiscal quarter ended August 31, 2021 and the full year ended May 31, 2021 and will potentially continue to impact the Company’s business. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

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

The Company is party to operating leases at its corporate office and at each of its company owned store locations which have various terms and payments.

Debt Obligations

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

On June 18, 2020, the Company and Maxim entered into that certain first amendment to the Series A-2 Note (the “First Amendment”), pursuant to which such parties agreed to the following: (i) Maxim’s resale of the Company’s common stock (the “Common Stock”) underlying the Series A-2 Note shall be limited to 10% of the daily volume of the Common Stock on each respective trading day, (ii) the maturity date of the Series A-2 Note was extended to December 31, 2020, (iii) the principal amount of the Series A-2 Note was increased by $100,000 and (iv) the conversion price was reduced from $15.44 to $9.20.

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

As a result of the Fourth Amendment the Company issued to Maxim a common stock purchase warrant (the “Warrant”) for the purchase of 365,000 shares of the Company’s common stock (the “Warrant Shares”) at an exercise price of $13.00. On August 25, 2021 the Company paid Maxim $500,000 and recognized a losson the extinguishment of debt in the amount of $1,759,969. On August 30, 2021 the Company issued Maxim 20,000 shares of its common stock in fulfillment of the Fourth Amendment.

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

The Company is required to make an interim payment to the Holder in the amount of $363,000, on or before August 19, 2021, towards the repayment of the balance of the Note. The Company and the Holder have agreed to extend the terms of this payment. The extension provides that the Company paid $100,000 to the Holder by the interim payment date and has agreed to pay an additional $100,000 upon the completion of a new debt deal that is anticipated to close by September 1, 2021 and the Company has agreed to pay $163,000 to the Holder at the earlier of the Company stock uplist or September 30, 2021. These extension payments were paid by the Company on September 30,2021.

During the quarter ended August 31, 2021 the Company paid interim payments to the Holder in the amount of $225,000 towards the repayment of the balance of the Note in the amount of $90,909, towards the repayment of guaranteed interest in the amount of $109,091 and $25,000 as an amendment fee. On August 31, 2021 the balance of the Note, net of the related debt discount is $903,588 all of which is included in the current portion of convertible notes payable, net of debt discount.

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

March 2021 FirstFire Global 12% Promissory Note and Securities Purchase Agreement

On March 10, 2021, the Company, entered into a securities purchase agreement (the “March 10 FirstFire SPA”) dated as of March 10, 2021, with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “FirstFire”), pursuant to which the Company issued a 12% promissory note (“March 10 FirstFire Note”) with a maturity date of March 10, 2022, in the principal sum of $560,000. The Company received net proceeds of $130,606, net of OID of $56,000, net of origination fees of $8,394, and the repayment of principal and interest of $365,000 on the August 7, 2020 Note. In addition, the Company issued 3,394 shares of its common stock to the FirstFire as a commitment fee pursuant to the SPA. Pursuant to the terms of the March 10 FirstFire Note, the Company agreed to pay to $560,000 (the “Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum (provided that the first twelve months of interest shall be guaranteed). The March 10 FirstFire Note carries an OID of $56,000. Accordingly, on the Closing Date (as defined in the March 10 FirstFire SPA), the Holder paid the purchase price of $504,000 in exchange for the Note. The FirstFire may convert the March 10 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the March 10 FirstFire Note) at any time at a conversion price equal to $11.50 per share.

The Company may prepay the March 10 FirstFire Note at any time prior to the date that an Event of Default (as defined in the Note) (each an “Event of Default”) occurs at an amount equal to 100% of the Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium). The March 10 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the March 10 FirstFire Note or March 10 FirstFire SPA.

The Company is required to make an interim payment to FirstFire in the amount of $123,200, on or before September 10, 2021, towards the repayment of the balance of the March 10 FirstFire Note. On September 17, 2021, the Company issued a common stock purchase warrant for the purchase of 40,000 shares of the Company’s common stock to FirstFire Global Opportunities Fund, LLC (“FirstFire”) as consideration for FirstFire entering into a first amendment to the March 10 FirstFire Note in order to delay an interim payment of OID and interest due under the March 10 FirstFire Note to the maturity date of such note.

Upon FirstFire’s provision of notice to the Company of the occurrence of any Event of Default, which has not been cured within five (5) calendar days (provided, however, that this five (5) calendar day cure period shall not apply to any event of default under Sections 3.1, 3.2, and 3.19 of the March 10 FirstFire Note), the March 10 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law.

During the quarter ended August 31, 2021, the Company recognized $65,533 of debt discount related to the FirstFire Note. On August 31, 2021, the balance of FirstFire Note, net of the related debt discount, is $419,468 all of which is included in the current portion of convertible notes payable, net of debt discount.

June 2021 FirstFire Global 12% Promissory Note and Securities Purchase Agreement

On June 11, 2021, the Company entered into a securities purchase agreement (the “June 11 FirstFire SPA”) dated as of June 10, 2021, with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which the Company issued a 12% promissory note (the “June 11 FirstFire Note”) with a maturity date of June 10, 2023 (the “FirstFire Maturity Date”), in the principal sum of $1,266,666. In addition, the Company issued 11,875 shares of its common stock to FirstFire as a commitment fee pursuant to the June 11 FirstFire SPA. Pursuant to the terms of the June 11 FirstFire Note, the Company agreed to pay to $1,266,666 (the “FirstFire Principal Sum”) to FirstFire and to pay interest on the principal balance at the rate of 12% per annum (provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the FirstFire Note after 180 days from June 10, 2021). The June 11 FirstFire Note carries an original issue discount (“OID”) of $126,666. Accordingly, FirstFire paid the purchase price of $1,140,000 in exchange for the FirstFire Note. The Company intends to use the proceeds for working capital and to pay off an existing promissory note issued by the Company in favor of Maxim. FirstFire may convert the June 11 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the June 11 FirstFire Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by FirstFire upon, at the election of FirstFire, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $11.50 per share, as the same may be adjusted as provided in the June 11 FirstFire Note.

The Company may prepay the June 11 FirstFire Note at any time prior to maturity in accordance with the terms of the June 11 FirstFire Note. The June 11 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the June 11 FirstFire Note or the June 11 FirstFire SPA.

Upon the occurrence of any Event of Default (as defined in the June 11 FirstFire Note), which has not been cured within three calendar days, the June 11 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the FirstFire Principal Sum then outstanding plus accrued interest multiplied by 125%.

Pursuant to the terms of the June 11 FirstFire SPA, the Company also issued to FirstFire a three-year warrant (the “June 11 FirstFire Warrant”) to purchase 593,750 shares of the Company’s common stock at an exercise price equal to (i) 110% of the per share offering price of the offering made in connection with any uplisting of the Company’s common stock; or (ii) prior to the determination of the per share offering price of the offering made in connection with any uplisting of the common stock and following such time if the uplisting contemplated in clause (i) is not completed by November 1, 2021, $10.73.

The Company also agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of all shares issued or issuable pursuant to the June 11 FirstFire SPA, including shares issued upon conversion of the June 11 FirstFire Note or exercise of the June 11 FirstFire Warrant. The Company agreed to use its commercially reasonable efforts to have the registration statement filed with the SEC within 90 days following June 10, 2021 and to have the registration statement declared effective by the SEC within 120 days following June 10, 2021.

The Company recorded the June 11 FirstFire Note in the amount of $1,266,667 and a related debt discount of $1,061,765, interest payable of $76,000 and additional paid in capital of $1,021,941. During the quarter, the Company recorded interest expense of $140,548. At August 31, 2021, the balance of the June 11 FirstFire Note, net of the related debt discount is $204,902 all of which is included in the long term portion of convertible notes payable, net of debt discount.

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

The Company recorded the GS Note in the amount of $333,333 and a related debt discount of $245,801, interest payable of $20,000 and additional paid in capital of $192,468. During the quarter, the Company recorded interest expense of $34,703. On August 31, 2021, the balance of the GS Note, net of the related debt discount is $87,532 all of which is included in the long term portion of convertible notes payable, net of debt discount.

Jefferson Street Capital Stock Purchase Agreement & Note

On August 23, 2021, the Company entered into a securities purchase agreement (the “Jefferson SPA”) dated as of August 23, 2021, with Jefferson Street Capital, LLC (“Jefferson”), pursuant to which the Company issued a 12% promissory note (the “Jefferson Note”) with a maturity date of August 23, 2023 (the “Jefferson Maturity Date”), in the principal sum of $333,333. In addition, the Company issued 3,125 shares of its common stock to Jefferson as a commitment fee pursuant to the Jefferson SPA. Pursuant to the terms of the Jefferson Note, the Company agreed to pay to $300,000.00 (the “Jefferson Principal Sum”) to Jefferson and to pay interest on the principal balance at the rate of 12% per annum (provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the Jefferson Note after 180 days from August 23, 2021). The Jefferson Note carries an original issue discount (“OID”) of $33,333. Accordingly, Jefferson paid the purchase price of $300,000.00 in exchange for the Jefferson Note. The Company intends to use the proceeds for working capital and to pay off an existing promissory note issued by the Company in favor of Maxim. Jefferson may convert the Jefferson Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Jefferson Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by Jefferson upon, at the election of Jefferson, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $11.50 per share, as the same may be adjusted as provided in the Jefferson Note.

The Company may prepay the Jefferson Note at any time prior to maturity in accordance with the terms of the Jefferson Note. The Jefferson Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Jefferson Note or the Jefferson SPA.

Upon the occurrence of any Event of Default (as defined in the Jefferson Note), which has not been cured within three calendar days, the Jefferson Note shall become immediately due and payable and the Company shall pay to Jefferson, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

Pursuant to the terms of the Jefferson SPA, the Company also issued to Jefferson a three-year warrant to purchase 156,250 shares of the Company’s common stock at an exercise price equal to (i) 110% of the per share offering price of the offering made in connection with any uplisting of the Company’s common stock; or (ii) prior to the determination of the per share offering price of the offering made in connection with any uplisting of the common stock and following such time if the uplisting contemplated in clause (i) is not completed by November 1, 2021, $10.73.

The Company also agreed to prepare and file with the SEC a registration statement covering the resale of all shares issued or issuable pursuant to the Jefferson SPA, including shares issued upon conversion of the Jefferson Note or exercise of the Jefferson Warrant. The Company agreed to use its commercially reasonable efforts to have the registration statement filed with the SEC within 90 days following August 23, 2021 and to have the registration statement declared effective by the SEC within 120 days following August 23, 2021.

The Company recorded the Jefferson Note in the amount of $333,333 and a related debt discount of $274,239, interest payable of $20,000 and additional paid in capital of $205,905. During the quarter, the Company recorded interest expense of $685. On August 31, 2021, the balance of the Jefferson Note, net of the related debt discount is $59,779 all of which is included in the long term portion of convertible notes payable, net of debt discount.

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

Accounts Receivable

The Company estimates the allowance for doubtful accounts based on an analysis of specific customers (i.e. franchisees), taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable are written off against the allowance when management determines it is probable the receivable is worthless. Customer account balances with invoices dated over 90 days old are considered delinquent and considered in the allowance assessment. The Company performs credit evaluations of its customers and, generally, requires no collateral. Management has assessed accounts receivable and an allowance for doubtful accounts of approximately $42,000 has been recorded.

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

In December 2020, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Gaming Centers on May 1, 2020 and have since reopened 16 corporate and 12 franchised Simplicity Gaming Centers as of August 31, 2021. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. As of August 31, 2021 we have recorded an increase in the allowance for doubtful accounts of approximately $14,000, as our collection efforts are ongoing. We have experienced a decrease in our account receivables by approximately $13,000 from the year ended May 31, 2021. Notwithstanding, it is unclear exactly how much of the increase in accounts receivables is attributable to the impact of COVID-19.

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

The measures taken to date adversely impacted the Company’s business for the fiscal quarter ended August 31, 2021 and the fiscal year ended May 31, 2021 and will potentially continue to impact the Company’s business. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act, except as previously disclosed in our Current Reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, as amended, filed with Delaware Secretary of State on August 17, 2020 (incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K filed with the Commission on August 31, 2020).

3.2*	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, as amended, filed with Delaware Secretary of State on September 18, 2020.

3.3	Amended and Restated Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, as amended, filed with Delaware Secretary of State on September 29, 2020 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 5, 2020).

3.4	Amended and Restated Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, as amended, filed with Delaware Secretary of State on October 12, 2020. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 13, 2020).

31.1*	Certification of the Principal Executive Officer And Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLICITY ESPORTS AND GAMING COMPANY

Dated: October 12, 2021		/s/ Roman Franklin
	Name:	Roman Franklin
	Title:	Chief Executive Officer)

