Form 10-Q/A
period 2021-08-31
SIMPLICITY ESPORTS & GAMING Co
filed 2021-12-08
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Simplicity Esports and Gaming Company (the “Company”) for the quarter ended August 31, 2021 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 12, 2021.

Although each of the Company’s principal executive officer and principal financial officer manually signed the certifications required to be filed as exhibits to the Original Filing, the Original Filing inadvertently failed to include the certifications of the principal financial officer as exhibits to the Original Filing. This Amendment is being filed to submit Exhibits 31.2 and 32.2, the required principal financial officer certifications. This Amendment revises the exhibit index included in Part II, Item 6 of the Original Filing, and Exhibits 31.2 and 32.2 are included as exhibits to this Amendment. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer are filed as Exhibits 31.1 and 32.1 hereto.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by this Amendment are not included herein. This Amendment continues to speak as of the date of the Original Filing. Furthermore, this Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, as amended, filed with Delaware Secretary of State on August 17, 2020 (incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K filed with the Commission on August 31, 2020).

3.2**	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, as amended, filed with Delaware Secretary of State on September 18, 2020.

3.3	Amended and Restated Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, as amended, filed with Delaware Secretary of State on September 29, 2020 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 5, 2020).

3.4	Amended and Restated Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, as amended, filed with Delaware Secretary of State on October 12, 2020. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 13, 2020).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Filed as an exhibit to the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLICITY ESPORTS AND GAMING COMPANY

Dated: December 8, 2021	By:	/s/ Nancy Hennessey
	Name:	Nancy Hennessey
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)