Form 10-Q
period 2021-11-30
SIMPLICITY ESPORTS & GAMING Co
filed 2022-01-14
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

or

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☒	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 13, 2022, there were 1,616,022 shares of the Company’s common stock issued and outstanding.

SIMPLICITY ESPORTS AND GAMING COMPANY

Form 10-Q

November 30, 2021

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 30, 2021	May 31, 2021
ASSETS

Current Assets
Cash and cash equivalents	$832,423	$414,257
Accounts receivable, net	104,502	160,101
Inventory	364,610	206,974
Prepaid expenses	157,163	52,643
Total Current Assets	1,458,698	833,975

Other Assets
Goodwill	5,180,141	5,180,141
Intangible assets, net	1,479,131	1,635,227
Deferred brokerage fees	75,135	79,943
Property and equipment, net	518,103	574,308
Right of use asset, operating leases, net	1,606,884	1,533,010
Security deposits	40,307	40,307
Due from franchisees’	7,640	23,007
Deferred equity financing costs	427,699	307,494
Total Other Assets	9,335,040	9,373,437

TOTAL ASSETS	$10,793,738	$10,207,412

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$167,380	$438,466
Accrued expenses	839,361	1,166,433
Current portion of convertible notes payable, net	1,121,334	2,211,097
Notes payable	41,735	82,235
Operating lease obligation, current	332,519	307,013
Current portion of deferred revenues	30,034	30,034
Total Current Liabilities	2,532,363	4,235,278

Operating lease obligation, net of current portion	1,262,098	1,199,748
Non current portion of convertible notes payable, net	620,007	-
Secured notes payable, net	264,773
Deferred revenues, less current portion	169,913	182,342

Total Liabilities	4,849,154	5,617,368

Commitments and Contingencies – Note 7

Stockholders’ Equity
Preferred stock - $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.0001 par value; 36,000,000 shares authorized; 1,616,022 and 1,427,124 shares issued and outstanding as of November 30, 2021, and May 31, 2021, respectively	159	142
Common Stock Issuable	50,625	-
Additional paid-in capital	24,444,130	16,708,762
Accumulated deficit	(18,632,103)	(12,291,899)
Total Simplicity Esports and Gaming Company Stockholders’ Equity	5,862,811	4,417,005
Non-Controlling Interest	81,773	173,039
Total Stockholders’ Equity	5,944,584	4,590,044

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,793,738	$10,207,412

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020

Revenues
Franchise royalties, fees and other	$96,953	91,793	159,311	179,076
Company-owned stores sales	681,732	167,791	1,355,233	244,729
Esports revenue	65,130	36,962	234,111	73,342

Total Revenues	843,815	296,546	1,748,655	497,147

Cost of Goods Sold	(485,394)	(113,771)	(1,092,516)	(181,416)

Gross Margin	358,421	182,775	656,139	315,731

Operating Expenses Compensation and related benefits	845,886	366,257	2,149,012	668,825
Professional Fees	129,723	186,898	579,076	260,789
General and administrative expenses	432,127	212,631	875,822	454,400
Impairment Expense	-	201,277	-	201,277

Total Operating Expenses	1,407,736	967,063	3,603,910	1,585,291

Loss from Operations	(1,049,315)	(784,288)	(2,947,771)	(1,269,560)

Other Income / (Expense)
Gain/(loss) on extinguishment of debt	29,168	15,250	(1,730,801)	3,115
Interest and financing expense	(1,145,794)	(244,660)	(1,805,490)	(398,788)
Interest income	9	5	28	12
Other Income	206	-	52,564	-
Foreign exchange (loss)	-	-	-	(19,572)

Total Other Income / (Expense)	(1,116,411)	(229,405)	(3,483,699)	(415,233)

Loss Before Provision for Income Taxes	(2,165,726)	(1,013,693)	(6,431,470)	(1,684,793)

Provision for Income Taxes	-	-	-	-

Net Loss	(2,165,726)	(1,013,693)	(6,431,470)	(1,684,793)

Net loss attributable to noncontrolling interest	36,429	8,533	91,266	24,419

Net loss attributable to common shareholders	$(2,129,297)	$(1,005,160)	$(6,340,204)	$(1,660,374)

Basic and Diluted Net Loss per share	$(1.39)	$(0.84)	$(4.15)	$(1.42)

Basic and diluted Weighted Average Number of Common Shares Outstanding	1,527,908	1,192,945	1,526,066	1,166,150

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2021 and 2020

(UNAUDITED)

	Common Stock		Additional Paid-In	Non-Controlling	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Issuable	Deficit	Equity
Balance - May 31, 2021	1,427,124	$142	$16,708,762	$173,039	$-	$(12,291,899)	$4,590,044
Shares issued in connection with issuance and amendments of notes payable	38,125	4	4,136,895	-		-	4,136,899
Shares issued to directors, officers and employees as compensation	-	-	-	-	838,250	-	838,250
Shares issued for contracted services	21,346	2	224,875	-	12,525	-	237,402
Sale of warrants	-	-	100,000	-	-	-	100,000
Shares issued in connection with franchise acquisitions	6,000	1	62,999	-	-	-	63,000
Net loss attributable to noncontrolling interest	-	-	-	(54,837)	-	-	(54,837)
Net Loss	-	-	-	-	-	(4,210,907)	(4,210,907)
Balance - August 31, 2021	1,492,595	$149	$21,233,531	$118,202	850,775	$(16,502,806)	$5,699,851
Shares issued in connection with issuance and amendments of notes payable	18,333	1	1,817,563	-	-	-	1,817,564
Shares issued for contracted services	20,438	1	174,230	-	(3,750)	-	170,481
Shares issued to directors, officers and employees as compensation	84,656	8	852,085	-	(838,250)	-	13,843
Stock Options issued	-	-	366,721	-	-	-	366,721
Shares issued in connection with franchise acquisitions	-	-	-	-	41,850	-	41,850
Net loss attributable to noncontrolling interest	-	-	-	(36,429)	-	-	(36,429)
Net Loss	-	-	-	-	-	(2,129,297)	(2,129,297)
Balance - November 30, 2021	1,616,022	$159	$24,444,130	$81,773	50,625	$(18,632,103)	$5,944,584

Balance - May 31, 2020	998,622	$100	$11,132,103	$(21,487)	-	$(6,195,044)	$4,915,672
Shares issued for cash	2,976	-	25,000	-		-	25,000
Shares issued in connection with issuance and amendments of notes payable	23,030	2	202,215	-	-	-	202,217
Shares issued for contracted services	6,597	1	68,777	-	-	-	68,778
Shares issued to directors, officers and employees as compensation	116,175	12	819,297	-	-	-	819,309
Shares issued in connection with franchise acquisition	18,750	2	164,998		-	-	165,000
Non-controlling interest of original investment in subsidiaries	-	-	-	240,000	-	-	240,000
Net loss attributable to noncontrolling interest	-	-	-	(15,866)	-	-	(15,866)
Net Loss						(655,214)	(655,214)
Balance - August 31, 2020	1,166,150	$117	$12,412,390	$202,647	-	$(6,850,258)	$5,764,896
Shares issued in connection with franchise acquisition	37,941	4	413,540	-	-	-	413,544
Shares issued to directors, officers and employees as compensation	9,844	1	119,632	-	-	-	119,633
Shares issued for contracted services	2,813	-	25,420	-	-	-	25,420
Rounding related to reverse split	628		-	-	-	-	-
Warrants issued in connection with debt	-	-	157,438	-	-	-	157,438
Net loss attributable to noncontrolling interest	-	-	-	(8,554)	-	-	(8,554)
Net Loss	-	-	-	-	-	(1,005,160)	(1,005,160)
Balance - November 30, 2020	1,217,376	$122	$13,128,420	$194,093		$(7,855,418)	$5,467,217

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	November 30, 2021	November 30, 2020

Cash flows from operating activities:
Net loss	$(6,431,470)	$(1,684,793)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Non-cash interest expense	1,696,395	241,557
Deferred guaranteed interest	(247,400)	-
Depreciation expense	165,653	73,249
Amortization expense	156,096	133,229
Provision for uncollectible accounts	12,943	-
Impairment loss	-	202,586
Lease liability net of leased asset	13,982	2,499
Loss on extinguishment of debt	1,730,801	-
Stock based compensation	1,218,814	-
Gain on Asset Acquisition	(2,357)	-
Deferred equity financing costs	(120,205)	(137,561)
Issuance of shares for services	407,883	1,033,140
Issuance of shares for interest payment	81,508	-
Issuance of shares for inventory	8,703	-
Changes in operating assets and liabilities:
Accounts receivable	55,599	(3,668)
Inventory	(157,636)	(20,676)
Prepaid expenses	(104,520)	(15,122)
Deferred brokerage fees	4,808	25,884
Deferred revenues	(12,429)	(63,279)
Accounts payable	(271,086)	110,595
Accrued expenses	(327,072)	(194,223)
Due from franchisees’	15,367	(45,516)

Net cash used in operating activities	(2,105,623)	(342,099)

Cash flows from investing activities:
Purchase of property and equipment	(13,302)	(1,949)

Net cash provided by (used in) investing activities	(13,302)	(1,949)

Cash flows from financing activities:
Repayment of notes payable	(1,324,409)	(319,477)
Proceeds from note payable	3,761,500	1,046,756
Proceeds from sale of warrants	100,000	-
Private placement funds received	-	25,000

Net cash provided by financing activities	2,537,091	752,279

Net change in cash	418,166	408,231

Cash - beginning of period	414,257	160,208

Cash - end of period	$832,423	$568,439

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$180,950	$-
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information

Common stock issued for consideration in an acquisition of assets	$104,850	$728,544
Common stock issued in connection with notes payable	$269,539	$100,000
Warrants issued for debt extinguishment	$2,392,593	-
Beneficial conversion feature with warrants issued for debt discount	$3,534,556	$102,217

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Simplicity Esports and Gaming Company (the “Company,” “we,” or “our”), was organized as a blank check company organized under the laws of the State of Delaware on April 17, 2017. The Company was formed under the name I-AM Capital Acquisition Company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). On November 20, 2018, the Company changed its name from I-AM Capital Acquisition Company to Smaaash Entertainment Inc. On January 22019, the Company changed its name from Smaaash Entertainment Inc. to Simplicity Esports and Gaming Company.

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

Through our wholly owned subsidiary, PLAYlive Nation, Inc. (“PLAYlive”), acquired on July 29, 2019, the Company has a network of franchised Gaming Centers. As of November 30, 2021 the company had 17 company owned stores and 12 franchise locations operating in various states including Arizona, California, Florida, Idaho, Maryland, Ohio, South Carolina, Texas and Washington. PLAYlive offers a video gaming lounge concept to qualified franchisees. PLAYlive currently offers single-unit location franchises, as well as agreements to develop multiple locations. This PLAYlive model is being interlaced with the esports gaming centers mentioned above to create the ultimate gaming center.

The Company’s common stock and warrants are quoted on the OTCQB under the symbols “WINR” and “WINRW,” respectively. The Company has applied for an uplist to the Nasdaq Stock Exchange and currently has an open application, which the Company . There is no assurance that our listing application will be approved by the Nasdaq Capital Market.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended May 31, 2021, as filed with the SEC on August 31, 2021. The interim results for the six months ended November 30, 2021, are not necessarily indicative of the results to be expected for the year ending May 31, 2022 or for any future interim periods.

Correction of Previously Issued Financial Statements

The accompanying condensed consolidated statement of operations for the three and six months ended November 30, 2020 have been corrected for a reclassification of depreciation expense of $46,114 and $73,248, respectively to cost of goods sold related to assets utilized in the production of inventory. The Company assessed the materiality of the misstatement quantitatively and qualitatively and has concluded that the correction of the classification error is immaterial to the consolidated financials taken as a whole. As a result of the correction, Cost of Goods Sold for the three months ended November 30, 2020 increased from $67,657 to $113,771 with a corresponding decrease of General and administrative expenses, resulting in a decrease to Gross Profit from $228,889 to $182,775. For the six months ended November 30, 2020, Cost of Goods Sold increased from $108,168 to $181,416 with a corresponding decrease of General and administrative expenses, resulting in a decrease to Gross Profit from $388,979 to $315,731. The correction had no impact on Loss from Operations and Net loss.

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

Basis of Consolidation

The condensed consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, its 76% owned subsidiary Simplicity One Brasil Ltd, its 79% owned subsidiaries Simplicity Happy Valley, LLC and Simplicity Redmond, LLC, and its 51% owned subsidiary Simplicity El Paso, LLC.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has no cash equivalents as of November 30, 2021 and May 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts through November 30, 2021.

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

The Company offers various incentive programs for franchisees including royalty incentives, new store opening incentives (i.e., development incentives) and other support initiatives. Royalties and franchise fees sales are reduced to reflect any royalty incentives earned or granted under these programs that are in the form of discounts.

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

Deferred costs include commissions paid to brokers related to the sale of specific new franchises which have not met revenue recognition criteria as of November 30, 2021. These costs are recognized in the same period as the initial franchise fee revenue is recognized.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts Receivable

The Company estimates the allowance for doubtful accounts based on an analysis of specific customers (i.e., franchisees), taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable are written off against the allowance when management determines it is probable the receivable is worthless. Customer account balances with invoices dated over 90 days old are considered delinquent and considered in the allowance assessment. The Company performs credit evaluations of its customers and, generally, requires no collateral. As of November 30, 2021, management has recorded an allowance for doubtful accounts of $12,943.

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

Franchise Locations

Through PLAYlive, the Company’s wholly owned subsidiary, the Company has entered into franchise agreements with third parties. As of November 30, 2021, 12 franchise locations were considered to be operational in various states including Arizona, California, Florida, Idaho, Maryland, Ohio, South Carolina, Texas and Washington.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Non-employee stock-based payments

The Company records stock-based payments made to non-employees in accordance with ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions.

Related parties

Parties are related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

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

As reflected in the unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $18,632,103, a working capital deficit of $1,073,665 and a net loss of $6,431,470 as of November 30, 2021. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The Company has commenced operations and has begun to generate revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of private debt offerings and/or public equity offerings. While the Company believes in the viability of its strategy and its ability to generate sufficient revenue and to raise additional funds, there can be no assurances to that effect. Should the Company fail to raise additional capital, it may be compelled to reduce the scope of its planned future business activities.

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

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Gaming Centers as of May 1, 2020 and have since reopened 17 corporate and 12 franchised locations. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee.

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

The measures taken to date have negatively impacted the Company’s business during the six months ended November 30, 2021 and will potentially continue to impact the Company’s business. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 — PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

	November 30, 2021	May 31, 2021

Leasehold improvements	$110,849	110,849
Property and equipment	865,190	755,741
Total cost	976,069	866,590
Less accumulated depreciation	(458,936)	(292,282)
Net property and equipment	$518,103	574,308

During the six months ended November 30, 2021 and 2020, the Company recorded depreciation expense of $165,653 and $73,249, respectively

NOTE 4 — INTANGIBLE ASSETS

The following table sets forth the intangible assets, including accumulated amortization as of November 30, 2020:

	November 30, 2021
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Non-Competes	4 years	$1,023,118	$596,819	$426,299
Trademarks	Indefinite	866,000	-	866,000
Customer database	2 years	35,000	24,792	10,208
Restrictive covenant	2 years	115,000	81,458	33,542
Customer contracts	10 years	546,000	403,001	142,999
Internet domain	2 years	3,000	2,917	83
		$2,588,118	$1,108,987	$1,479,131

The following tables set forth the intangible assets, including accumulated amortization as of May 31, 2021:

	May 31, 2021
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Non-Competes	4.50 years	$1,023,118	$498,799	$524,319
Trademarks	Indefinite	866,000	-	866,000
Customer Contracts	10 years	546,000	301,675	244,325
Internet domain	2.50 years	3,000	2,417	583
		$2,438,118	$802,891	$1,635,227

The following table sets forth the future amortization of the Company’s intangible assets as of November 30, 2021 for the fiscal years ending May 31:

	2022	2023	2024	2025	2026	Thereafter	Total
Non-Competes	$102,312	$204,624	$119,363	$-	$-	$-	$426,299
Customer contracts	8,105	16,211	16,211	16,211	16,211	70,051	142,999
Restrictive covenant	28,750	4,792	-	-	-	-	33,542
Customer database	8,750	1,458	-	-	-	-	10,208
Internet domain	83	-	-	-	-	-	83
Total	$148,000	$227,085	$135,574	$16,211	$16,211	$70,051	$613,131

Amortization expense for the six months ended November 30, 2021 and 2020 was $148,416 and $133,229, respectively.

NOTE 5 — ACQUISITIONS

Simplicity Tracy, LLC:

On October 7, 2021, the Company’s wholly owned subsidiary, Simplicity Tracy, LLC (“Simplicity Tracy”) entered into an Asset Purchase agreement (“APA”) with an existing franchisee (“Franchisee”), to acquire the Franchisee’s assets in exchange for 4,500 shares of the Company’s common stock with fair value of $41,850 or $9.30 per share based on the fair value of assets acquired. Pursuant to ASU 2017-01 and ASC 805, the Company analyzed the APA to determine if the Company acquired a business or acquired assets. As of November 30, 2021 the shares for the acquisition are included in Common Stock Issuable.

NOTE 6 — RELATED PARTY TRANSACTIONS

Contract Services

On August 27, 2021 the Company entered into a contract with Laila Cavalcanti Loss, a board member, to provide legal services to its subsidiary Simplicity One Brasil, LTDA. The contract calls for monthly payments of $2,500 and monthly equity awards of 250 shares of its common stock. The terms of the contract were retroactive to July 1, 2020 and at November 30, 2021, the Company has accrued $5,625 and 375 shares of stock for the payments of this contract.

The Company maintains a portion of its cash balance at a financial services company that is owned by an officer of the Company.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 COMMITMENTS AND CONTINGENCIES

Unit Purchase Option

On November 20, 2018 the Company sold to the underwriters (and/or their designees), for $100, an option to purchase up to a total of 250,000 Units (which increased to 260,000 Units upon the partial exercise of the underwriters’ over-allotment option), exercisable at $11.50 per Unit pre-reverse split (or an aggregate exercise price of $2,990,000) upon the closing of the Initial Public Offering. The Unit Purchase Option (“UPO”) may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the registration statement relating to the Initial Public Offering and the closing of the Company’s initial Business Combination and terminating on the fifth anniversary of such effectiveness date. The Units issuable upon exercise of this UPO are identical to those offered in the Initial Public Offering, except that the exercise price of the warrants underlying the Units sold to the underwriters is $13.00 per share on a pre-reverse split basis.

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

As of November 30, 2021, operating lease right-of-use assets and liabilities arising from operating leases was $1,581,863 and $1,590,380, respectively. During the six months ended November 30, 2021 and 2020, the Company recorded operating lease expense of approximately $280,613 and $31,453.

The following is a schedule showing the future minimum lease payments under operating leases by fiscal years and the present value of the minimum payments as of November 30, 2021.

2022	$264,351
2023	498,377
2024	500,511
2025	453,795
2026 and thereafter	225,100
Total Operating Lease Obligations	1,942,135
Less: Amount representing interest	$(351,755)
Present Value of minimum lease payments	$1,590,380

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8- DEBT

The table below presents outstanding debt instruments as of November 30, 2021, and May 31, 2021

	NOVEMBER 30, 2021	MAY 31, 2021
Convertible Promissory Notes	$5,174,480	$3,157,970
Secured Promissory Notes	420,000	-
Related Debt Discount	(3,588,366)	(947,873)

Total promissory notes, net	$2,006,114	$2,211,097

Current portion of Promissory Notes, net	$1,121,334	$2,211,097

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Upon the Holder’s provision of notice to the Company of the occurrence of any Event of Default, which has not been cured within five (5) calendar days, the Note shall become immediately due and payable and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law.

During the six months ended November 30, 2021 the Company paid the Holder a total of $855,000. The Company paid an interim payment due to the Holder in the amount of $225,000 towards the repayment of the balance of the Note in the amount of $90,909, towards the repayment of guaranteed interest in the amount of $109,091 and $25,000 as an amendment fee. In addition the Company paid $130,000 towards the repayment of the balance of the Note in the amount of $58,500 and towards the guaranteed interest in the amount of $71,500 and in compliance with the renegotiated terms of an interim payment that was due on August 19, 2021 in the amount of $363,000, on September 30, 2021 the Company paid $500,000 towards the repayment of principal of the Note

During the quarter ended November 30, 2021, the Company incurred $290,522 of interest expense on the Note. On November 30, 2021 the balance of the Note is $635,605 all of which is included in the current portion of convertible notes payable, net of debt discount.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company is required to make an interim payment to FirstFire in the amount of $123,200, on or before September 10, 2021, towards the repayment of the balance of the March 10 FirstFire Note. On September 17, 2021, the Company issued a common stock purchase warrant for the purchase of 40,000 shares of the Company’s common stock to FirstFire as consideration for FirstFire entering into a first amendment to the March 10 FirstFire Note in order to delay an interim payment of OID and interest due under the March 10 FirstFire Note to the maturity date of such note. For the quarter ended November 30, 2021, the Company recorded the fair value of the warrants in the amount of $248,547 and took a related interest expense charge of $248,547.

On October 1, 2021, the Company issued a three-year warrant to purchase 40,000 shares of the Company’s common stock at an exercise price of $10.73 per share to FirstFire as consideration for FirstFire entering into a second amendment to the March 10 FirstFire Note in order to remove the capital raising ceiling in such note. For the quarter ended November 30, 2021, the Company recorded the fair value of the warrants in the amount of $201,351 and took a related interest expense charge of $201,351.

Upon FirstFire’s provision of notice to the Company of the occurrence of any Event of Default, which has not been cured within five (5) calendar days the March 10 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law.

During the six months ended November 30, 2021, the Company recognized $131,794 of interest expense related to the amortization of debt discount related to the FirstFire Note. On November 30, 2021, the balance of FirstFire Note, net of the related debt discount, is $485,729 all of which is included in the current portion of convertible notes payable, net of debt discount.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company recorded the June 11 FirstFire Note in the amount of $1,266,667 and a related debt discount of $1,266,667, interest payable of $76,000 and additional paid in capital of $1,053,999. On September 16, 2021, the Company made an interim payment to the FirstFire Note in the amount of $175,000. During the six months ended November 30, 2021, the Company recorded interest expense of $298,448. On November 30, 2021, the balance of the June 11 FirstFire Note, net of the related debt discount is $123,448 all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company recorded the GS Note in the amount of $333,333 and a related debt discount of $333,333, interest payable of $20,000 and additional paid in capital of $280,000. During the six months ended November 30, 2021, the Company recorded interest expense of $76,255. On November 30, 2021, the balance of the GS Note, net of the related debt discount is $76,255 all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recorded the Jefferson Note in the amount of $333,333 and a related debt discount of $274,239, interest payable of $20,000 and additional paid in capital of $205,605. During the six months ended November 30, 2021, the Company recorded interest expense of $36,277. On November 30, 2021, the balance of the Jefferson Note, net of the related debt discount is $95,372 all of which is included in the long-term portion of convertible notes payable, net of debt discount.

Lucas Ventures Capital Stock Purchase Agreement & Note

On August 31, 2021, pursuant to the terms of that certain Securities Purchase Agreement between the Company and Lucas Ventures, LLC (“LV SPA”), the Company issued a 12% convertible promissory note (“the LV Note”) in the principal amount of $200,000 with an effective date of September 2, 2021, guaranteed interest of $12,000 and a maturity date of September 2, 2023. In addition, the Company issued 3,749 shares of its common stock to LV as a commitment fee pursuant to the Securities Purchase Agreement. Furthermore, the Company issued a common stock purchase warrant for the purchase of 187,400 shares of the Company’s common stock). Accordingly, Lucas Ventures Capital paid the purchase price of $200,000.00 in exchange for the LV Note.

The Company may prepay the LV Note at any time prior to maturity in accordance with the terms of the LV Note. The LV Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the LV Note or the LV SPA.

Upon the occurrence of any Event of Default (as defined in the LV Note), which has not been cured within three calendar days, the LV Note shall become immediately due and payable and the Company shall pay to LV, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

Pursuant to the terms of the LV SPA, the Company also issued to LV a three-year warrant to purchase 187,480 shares of the Company’s common stock at an exercise price equal to (i) 110% of the per share offering price of the offering made in connection with any uplisting of the Company’s common stock; or (ii) prior to the determination of the per share offering price of the offering made in connection with any uplisting of the common stock and following such time if the uplisting contemplated in clause (i) is not completed by November 1, 2021, $10.73.

The Company also agreed to prepare and file with the SEC a registration statement covering the resale of all shares issued or issuable pursuant to the LV SPA, including shares issued upon conversion of the LV Note or exercise of the LV Warrant. The Company agreed to use its commercially reasonable efforts to have the registration statement filed with the SEC within 90 days following September 2, 2021 and to have the registration statement declared effective by the SEC within 120 days following September 2, 2021.

The Company recorded the LV Note in the amount of $200,000 and a related debt discount of $200,000, additional paid in capital of $158,999 and guaranteed interest of $12,000. During the quarter ended November 30, 2021, the Company recorded interest expense of $24,384. On November 30, 2021, the balance of the LV Note, net of the related debt discount is $24,384 all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

LGH Investments, LLC Note Payable

On August 31, 2021 the Company and LGH Investments, LLC, (“LGH”) issued a 12% convertible promissory note (“LGH Note”) in the principal amount of $200,000 effective September 2, 2021 with a maturity date of September 2, 2023.

The Company may prepay the LGH Note at any time prior to maturity in accordance with the terms of the LGH Note. The LGH Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the LGH Note.

Upon the occurrence of any Event of Default (as defined in the LGH Note), which has not been cured within three calendar days, the LGH Note shall become immediately due and payable and the Company shall pay to LGH, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recorded the LGH Note in the amount of $200,000, interest payable of $12,000 along with total debt discount of $ 38,500, related debt discount (“OID”) of $20,000 and origination fees of $6,500. During the quarter, the Company recorded interest expense of $4,800. On November 30, 2021, the balance of the LGH Note, net of the related debt discount is $166,299 all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

Ionic Ventures, LLC Capital Stock Purchase Agreement & Note

On September 28, 2021, the Company entered into a securities purchase agreement (the “Ionic SPA”) dated as of September 28, 2021, with Ionic Ventures, LLC (“Ionic”), pursuant to which the Company issued a 12% promissory note (the “Ionic Note”) with a maturity date of September 28, 2023 (the “Ionic Maturity Date”), in the principal sum of $1,555,555.56 with guaranteed interest of $93,333.34. In addition, the Company issued 14,584 shares of its common stock to Ionic as a commitment fee pursuant to the Ionic SPA. Pursuant to the terms of the Ionic Note, the Company agreed to pay to $1,400,000.00 (the “Ionic Principal Sum”) to Ionic and to pay interest on the principal balance at the rate of 12% per annum (provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the Ionic Note after 180 days from September 28, 2021). The Ionic Note carries an original issue discount (“OID”) of $155,555.56. Accordingly, Ionic paid the purchase price of $1,400,000.00 in exchange for the Ionic Note. The Company intends to use the proceeds for working capital. Ionic may convert the Ionic Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Ionic Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by Ionic upon, at the election of Ionic, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $11.50 per share, as the same may be adjusted as provided in the Ionic Note.

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

The Company recorded the Ionic Note in the amount of $1,555,555 and a related debt discount of $1,555,555, and additional paid in capital of $1,306,665 and guaranteed interest of $93,333. During the quarter, the Company recorded interest expense of $134,246. On November 30, 2021, the balance of the LV Note, net of the related debt discount is $134,246 all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

Secured Promissory Note One

On November 15, 2021, the Company entered into a 10% secured promissory note with an accredited investor (“Secured Note One”) in the amount of $262,500 for the purpose of acquiring computers for company owned store operations. The Secured Note One has a perfected security interest in 50 personal computers the Company will use in its operations. In addition, the Company issued 30,000 commitment warrants for the purchase of the Company’s common stock at an exercise price of $10.73 per share. The Secured Note One requires 60 monthly payments of principal and interest in the amount of $5,577.

The Company recorded the Secured Note One in the amount of $262,500 along with original issue discount (“OID”) of $12,500. Accordingly, the investor paid $250,000 in exchange for the Secured Note One. On November 30, 2021, the balance of the Secured Note One, net of the related debt discount is $165,483 all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

Secured Promissory Note Two

On November 18, 2021, the Company entered into a 10% secured promissory note accredited with an accredited investor (“Secured Note Two”) in the amount of $157,500 for the purpose of acquiring computers for company owned store operations. The Secured Note Two has a perfected security interest in 30 personal computers the Company will use in its operations. In addition, the Company issued 18,000 commitment warrants for the purchase of the Company’s common s stock at an exercise price of $10.73 per share. The Secured Note Two requires 60 monthly payments of principal and interest in the amount of $3,346.

The Company recorded the Secured Note Two in the amount of $157,500 along with original issue discount (“OID”) of $7,500. Accordingly, the investor paid $150,000 in exchange for the Secured Note Two. On November 30, 2021, the balance of the Secured Note Two, net of the related debt discount is $99,290 all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 -STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of November 30, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

On August 17, 2020, the Company amended its certificate of incorporation to increase the total number of authorized shares of the Company’s common stock from 20,000,000 to 36,000,000. Holders of the shares of the Company’s common stock are entitled to one vote for each share. At November 30, 2021 and May 31, 2021, there were 1,616,022 and 1,427,124 shares of common stock issued and outstanding respectively.

Warrants

The Company issued warrants related to the convertible notes payable that were issued during the six months ended November 30, 2021.

A summary of the status of the Company’s outstanding stock warrants as of November 30, 2021 is as follows:

	Number of Shares	Average Exercise Price
Outstanding – May 31, 2020	789,063	$83.01

Granted during the year ended May 31, 2021	17,063	$20.66
Outstanding – May 31, 2021	806,126	$10.38
Activity during the six months ended November 30, 2021:
Warrants granted related to debt	2,315,897	$11.05
Warrants sold to a private investor	100,000	$20.00
Warrants outstanding – November 30, 2021	3,222,023	$29.05

NOTE 10 — SUBSEQUENT EVENTS

On December 10, 2022, the Company entered into a related party transaction with Jed Kaplan, the Chairman of the Company and a more than 5% shareholder. The loan was for $247,818, bearing interest at a rate of 5% and the principal is due on June 10, 2022. The loan may be repaid by the Company, without penalty, at any time. Should the Company fail to make the principal payment due, the loan will convert to a 17% equity stake in our subsidiary, Simplicity One Brazil, of which Jed Kaplan is already a 20% stakeholder.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical fact, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors sections of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021, as filed with the SEC, as the same may be updated from time to time, including in this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Corporate Gaming Centers

As of November 30, 2021 through our subsidiary entities, we currently operate 17 corporate-owned retail Simplicity Esports Gaming Centers, Furthermore, we have engaged a national tenant representation real estate broker to assist in the strategic planning and negotiations for our future Simplicity Esports Gaming Center locations. We contemplate that new Simplicity Esports Gaming Centers will be funded by us as well as a combination of tenant improvement allowances from landlords and sponsorships. The Company intends to continue the expansion of its corporate owned esports gaming center footprint through the buildout of new esports gaming centers. The disruptions in commercial real estate caused by COVID-19 lockdowns have allowed the Company to strengthen its existing relationships with national landlords by signing new locations with percentage rent leases. The locations will range between 2,000 and 4,000 square feet and be primarily located inside of shopping malls.

Franchised Gaming Centers

Due to interest from potential franchisees, in 2019 we launched a franchising program to accelerate the expansion of our planned nationwide footprint. We sell specific franchise territories, through our wholly owned subsidiary PLAYlive, and assist with the establishment and buildout of esports gaming centers to potential business owners that desire to use our branding, infrastructure and process to open and operate gaming centers. We currently operate 12 fully constructed franchise esports gaming centers. The 12 franchise owned gaming centers that we have acquired to date generated over $1 million of revenue in the fiscal year ended May 31, 2021 despite operating with limited capacity due to COVID-19 restrictions. Due to interest from potential franchisees, we have launched a franchising program to accelerate the expansion of our planned nationwide footprint. We sell specific franchise territories, through our wholly owned subsidiary PLAYlive, and assist with the establishment and buildout of esports gaming centers to potential business owners that desire to use our branding, infrastructure and process to open and operate gaming centers. Franchise revenue is generated from the sale of franchise territories, supplying furniture, equipment and merchandise to the franchisees for buildout of their centers, a gross sales royalty fee and a national marketing fee. We license the use of our branding, assist in identifying and negotiating commercial locations, assist in overseeing the buildout and development, provide access to proprietary software for point of sale, inventory management, employee training and other HR functions. Franchisees also have an opportunity to participate in our national esports tournament events, and benefit from the growing profile of our professional esports teams. Once an esports gaming center is opened, we provide operational guidance, support and use of branding elements in exchange for a monthly royalty fee calculated as 6% of gross sales. On January 1, 2020, we implemented a national marketing fee of 1% of gross sales. To date, we have sold five of these franchise territories. COVID-19 travel restrictions caused us to suspend the sale of new franchise territories from April 1, 2020. During this time, a pipeline of interested applicants has accumulated, and we anticipate new franchise territory sales over the next 12 months as a result.

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

Our Stream Team

The Simplicity Esports LLC stream team encompasses over 30 commentators (commonly known as “casters”), influencers and personalities who connect to a dedicated fan base. Our electric group of live personalities represent our organization to the fullest with their own unique style. We are proud to support and present a diverse group of gamers as we engage fans across a multiple of esports genres. Our Twitch affiliation has enabled our stream team influences to reach a broad fan base. Additionally, we have created several niches within the streaming community which has enabled us to engage fans within certain titles on a 24/7 basis. Our notoriety in the industry is evidenced by our audience that views millions of minutes of Simplicity Esports’ content monthly, via various social media outlets including YouTube, Twitter and Twitch. Through Simplicity Esports LLC, we have begun to implement a unique approach to ensure the ultimate fan friendly esports experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community, and we plan to use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry.

Our Financial Position

For the three months ended November 30, 2021 and 2020, we generated revenues of $843,815 and $296,546 respectively, reported net losses of $2,165,726 and 1,013,693, respectively.

For the six months ended November 30, 2021 and 2020, we generated revenues of $1,748,655 and $497,147, reported net losses of $6,431,470 and $1,684,793, respectively, and had cash flow used in operating activities of $2,105,623 and $342,098, respectively. As of November 30, 2021, we had an accumulated deficit of $18,632,103.

There is substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings.

Results of Operations

Summary of Statement of Operations for the Three and Six Months Ended November 30, 2021 and 2020:

Revenue

For the three and six months ended November 30, 2021, revenues consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	November 30, 2021 and 2020		November 30, 2021 and 2020
Revenues
Franchise royalties, fees and other	$96,953	$91,793	$159,311	$179,076
Other revenue		-		-
Company-owned stores sales	681,732	167,791	1,355,233	244,729
Esports revenue	65,130	36,962	234,111	73,342

Total Revenues	$843,815	$296,546	$1,748,655	$497,147

For the three months ended November 30, 2021, our revenues increased by $547,269, as compared to the three months ended November 30, 2020. For the six months ended November 30, 2020, our revenues increased by $1,251,508, as compared to the six months ended November 30, 2020. These increases were primarily due to the increase in both the number of company owned stores and the increase in operating hours as the COVID 19 restrictions changed during the period coupled with increased tournament prize winnings in our Esports revenue.

Cost of Goods Sold

Cost of goods sold for the three months ended November 30, 2021 and 2020 was $485,394 and $113,771, respectively representing an increase of $371,623 primarily due to increased revenues. Cost of goods sold for the six months ended November 30, 2021 and 2020 was $1,092,5164 and $181,416, respectively representing an increase of $911,100 primarily due to increased revenues coupled with higher inventory write off costs on higher inventory balances.

Operating Expenses

Compensation and related benefits

Compensation and related benefits for the three months ended November 30, 2021 and 2020 was $845,886 and $366,257, an increase of $479,629. Compensation and related benefits for the six months ended November 30, 2021 and 2020 was $2,149,012 and $668,825, an increase of $1,480,187. Compensation and related benefits consist of salaries and stock-based compensation, health benefits and related payroll taxes. The increase is primarily due to the increase in the number of employees and higher stock-based compensation.

Professional fees

Professional fees for the three months ended November 30, 2021 and 2020 was $129,723 and $186,898 a decrease of $57,175. The decline in expenses is primarily due to reduced consulting fees in the quarter. Professional fees for the six months ended November 30, 2021 and 2020 was $579,076 and $260,789 an increase of $318,287. Professional fees consist of costs for audits, accountants, attorneys, consultants and the costs for other experts. The increase is primarily due to the increase in accounting and audit fees as well as legal expenses related to the increase in debt.

General and Administrative Expenses

General and administrative expenses for the three months ended November 30, 2021 was $432,127 as compared to $212,631 for the three months ended November 30, 2020, an increase of $219,496. General and administrative expenses for the six months ended November 30, 2021 was $875,822 as compared to $454,400 for the six months ended November 30, 2020, an increase of $421,422. The increase is primarily due to the increase in the number of company owned stores and the associated expenses (rent, utilities, computer expenses, insurance) to maintain the stores.

Loss from Operations

For the three months ended November 30, 2021, loss from operations amounted to $1,049,315 as compared to $784,288 for the three months ended November 30, 2020, an increase of $265,027 For the six months ended November 30, 2021, loss from operations amounted to $2,947,771 as compared to $1,269,560 for the six months ended November 30, 2020, an increase of $1,678,211.

Other Expense

For the three months ended November 30, 2021, other expense amounted to $1,116,411 as compared to $229,405 for the three months ended November 30, 2020, an increase of $887,006. The increase in other expenses was primarily attributable to an increase in interest expense of $901,134 related to an increase in debt and the amortization of debt discount.

For the six months ended November 30, 2021, other expense amounted to $3,483,699 as compared to $415,233 for the six months ended November 30, 2020, an increase of $3,068,466. The increase in other expenses was primarily attributable to an increase in interest expense of $1,406,702 related to an increase in debt and the amortization of debt discount coupled with an increase in debt forgiveness expense of $1,733,916.

Net Loss

Net loss for the three months ended November 30, 2021 was $2,165,726 as compared to a net loss of $1,013,693 for the three months ended November 30, 2020, an increase of $1,152,033. Net loss for the six months ended November 30, 2021 was $6,431,470 as compared to $1,684,793 for the six months ended November 30, 2020, an increase of $4,746,677.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $832,423 and $414,257 as of November 30, 2021, and May 31, 2021, respectively.

Our primary uses of cash have been for salaries, fees paid to third parties for professional services, computer and internet expenses, and general and administrative expenses. We have received funds from licensing fees, from Company-owned stores sales, and from various financing activities such as from the sale of our common shares and from debt financings. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business,

●	Addition of administrative and sales personnel as the business grows, and

●	The cost of being a public company;

●	Marketing expense for building brand;

●	Capital requirements for the development store locations.

Since inception, we have raised proceeds from the sale of common shares and from debt to fund our operations.

The following table shows a summary of our cash flows for the six months ended November 30, 2021 and 2020.

	Six Months Ended November 30,
	2021	2020
Net cash used in operating activities	$(2,105,623)	$(342,098)
Net cash provided by (used in) investing activities	(13,302)	(1,949)
Net cash provided by financing activities	$2,537,091	$752,279
Net increase (decrease) in cash	$418,166	$408,231
Cash - beginning of the period	$414,257	$160,208
Cash - end of the period	$832,423	$568,439

Net Cash Used in Operating Activities:

Net cash flow used in operating activities for the six months ended November 30, 2021 primarily reflected a net loss of $6,431,470, which was then adjusted for the add-back (deduction) of non-cash items primarily consisting of depreciation of $165,563, amortization expense of $156,096, stock-based compensation expense of $1,218,814, non-cash interest expense related to debt of $1,696,395, debt forgiveness expense of $1,730,801 and changes in operating assets and liabilities consisting primarily of an decrease in accounts payable of $271,086, a decrease in accrued expenses of $327,072, an increase in inventory of $157,636, an increase in other assets of $104,520 offset by a decrease in accounts receivable of $55,559.

Net Cash Provided by (Used in) Investing Activities:

Net cash used in investing activities was $13,302 for the six months ended November 30, 2021 as compared net cash used in investing activities of $1,949 for the six months ended November 30, 2020. During the six months ended November 30, 2021, cash used for the purchase of property and equipment increased $11,353 compared to the six months ended November 30, 2020.

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $2,537,091 for the six months ended November 30, 2021 as compared to $752,279 for the six months ended November 30, 2020. During the six months ended November 30, 2021, we received net cash from notes payable of $3,761,500 and cash from the sale of warrants of $100,000, offset by the repayment of notes payable of $1,324,409.

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

As reflected in the unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $18,632,103, a working capital deficit of $1,073,665 and a net loss of $6,431,470 at November 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the of the date that the unaudited financial statements are issued.

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

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Gaming Centers as of May 1, 2020 and have since reopened 17 corporate and 12 franchised Simplicity Gaming Centers as of November 30, 2021. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. Notwithstanding, it is unclear exactly how much of the increase in accounts receivables is attributable to the impact of COVID-19.

Contractual obligations

We do not have any long-term capital lease obligations, operating lease obligations or long-term liabilities, except as follows:

Operating Leases

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

Upon the Holder’s provision of notice to the Company of the occurrence of any Event of Default, which has not been cured within five (5) calendar days the Note shall become immediately due and payable and the Company shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law.

During the six months ended November 30, 2021 the Company paid the Holder a total of $855,000. The Company paid an interim payment due to the Holder in the amount of $225,000 towards the repayment of the balance of the Note in the amount of $90,909, towards the repayment of guaranteed interest in the amount of $109,091 and $25,000 as an amendment fee. In addition, the Company paid $130,000 towards the repayment of the balance of the Note in the amount of $58,500 and towards the guaranteed interest in the amount of $71,500 and in compliance with the renegotiated terms of an interim payment that was due on August 19, 2021 in the amount of $363,000, on September 30, 2021 the Company paid $500,000 towards the repayment of principal of the Note

During the quarter ended November 30, 2021, the Company incurred $290,522 of interest expense on the Note. On November 30, 2021 the balance of the Note is $635,605 all of which is included in the current portion of convertible notes payable, net of debt discount.

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

The Company is required to make an interim payment to FirstFire in the amount of $123,200, on or before September 10, 2021, towards the repayment of the balance of the March 10 FirstFire Note. On September 17, 2021, the Company issued a common stock purchase warrant for the purchase of 40,000 shares of the Company’s common stock to FirstFire Global Opportunities Fund, LLC (“FirstFire”) as consideration for FirstFire entering into a first amendment to the March 10 FirstFire Note in order to delay an interim payment of OID and interest due under the March 10 FirstFire Note to the maturity date of such note. For the quarter ended November 30, 2021, the Company recorded the fair value of the warrants in the amount of $248,547 and took a related interest expense charge of $248,547.

On October 1, 2021, the Company issued a three-year warrant to purchase 40,000 shares of the Company’s common stock at an exercise price of $10.73 per share to FirstFire as consideration for FirstFire entering into a second amendment to the March 10 FirstFire Note in order to remove the capital raising ceiling in such note. For the quarter ended November 30, 2021, the Company recorded the fair value of the warrants in the amount of $201,351 and took a related interest expense charge of $201,351.

Upon FirstFire’s provision of notice to the Company of the occurrence of any Event of Default, which has not been cured within five (5) calendar days, the March 10 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Event of Default, additional interest will accrue from the date of the Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law.

During the six months ended November 30, 2021, the Company recognized $131,794 of interest expense related to the amortization of debt discount related to the FirstFire Note. On November 30, 2021, the balance of FirstFire Note, net of the related debt discount, is $485,729 all of which is included in the current portion of convertible notes payable, net of debt discount.

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

The Company recorded the June 11 FirstFire Note in the amount of $1,266,667 and a related debt discount of $1,266,667, interest payable of $76,000 and additional paid in capital of $1,053,999. On September 16, 2021, the Company made an interim payment to the FirstFire Note in the amount of $175,000. During the six months ended November 30, 2021, the Company recorded interest expense of $298,448. On November 30, 2021, the balance of the June 11 FirstFire Note, net of the related debt discount is $123,448 all of which is included in the long-term portion of convertible notes payable, net of debt discount.

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

The Company recorded the GS Note in the amount of $333,333 and a related debt discount of $333,333, interest payable of $20,000, additional paid in capital of $280,000. During the six months ended November 30, 2021 the Company recorded interest expense of $76,255. On November 30, 2021, the balance of the GS Note, net of the related debt discount is $76,255 all of which is included in the long-term portion of convertible notes payable, net of debt discount.

Jefferson Street Capital Stock Purchase Agreement and Note

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

The Company recorded the Jefferson Note in the amount of $333,333 and a related debt discount of $274,239, interest payable of $20,000 and additional paid in capital of $205,605. During the six months ended November 30, 2021, the Company recorded interest expense of $36,277. On November 30, 2021, the balance of the Jefferson Note, net of the related debt discount is $95,372 all of which is included in the long-term portion of convertible notes payable, net of debt discount.

Lucas Ventures Capital Stock Purchase Agreement & Note

On August 31, 2021 pursuant to the terms of that certain Securities Purchase Agreement between the Company and Lucas Ventures, LLC, (“LV SPA”) the Company issued a 12% convertible promissory note (“the LV Note”) in the principal amount of $200,000 with an effective date of September 2, 2021, guaranteed interest of $12,000 and a maturity date of September 2, 2023. In addition, the Company issued 3,749 shares of its common stock to LV as a commitment fee pursuant to the Securities Purchase Agreement. Furthermore, the Company issued a common stock purchase warrant for the purchase of 187,400 shares of the Company’s common stock. ). Accordingly, LV paid the purchase price of $200,000.00 in exchange for the LV Note.

The Company may prepay the LV Note at any time prior to maturity in accordance with the terms of the LV Note. The LV Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the LV Note or the LV SPA.

Upon the occurrence of any Event of Default (as defined in the LV Note), which has not been cured within three calendar days, the LV Note shall become immediately due and payable and the Company shall pay to LV, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

Pursuant to the terms of the LV SPA, the Company also issued to LV a three-year warrant to purchase 187,480 shares of the Company’s common stock at an exercise price equal to (i) 110% of the per share offering price of the offering made in connection with any uplisting of the Company’s common stock; or (ii) prior to the determination of the per share offering price of the offering made in connection with any uplisting of the common stock and following such time if the uplisting contemplated in clause (i) is not completed by November 1, 2021, $10.73.

The Company also agreed to prepare and file with the SEC a registration statement covering the resale of all shares issued or issuable pursuant to the LV SPA, including shares issued upon conversion of the LV Note or exercise of the LV Warrant. The Company agreed to use its commercially reasonable efforts to have the registration statement filed with the SEC within 90 days following September 2, 2021, and to have the registration statement declared effective by the SEC within 120 days following September 2, 2021.

The Company recorded the LV Note in the amount of $200,000 and a related debt discount of $200,000, additional paid in capital of $158,999 and guaranteed interest of $12,000. During the quarter, the Company recorded interest expense of $24,384. On November 30, 2021, the balance of the LV Note, net of the related debt discount is $24,384 all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

LGH Investments, LLC Note Payable

On August 31, 2021 the Company and LGH Investments, LLC, (“LGH”) issued a 12% convertible promissory note (“LGH Note”) in the principal amount of $200,000 effective September 2, 2021 with a maturity date of September 2, 2023.

The Company may prepay the LGH Note at any time prior to maturity in accordance with the terms of the LGH Note. The LGH Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the LGH Note.

Upon the occurrence of any Event of Default (as defined in the LGH Note), which has not been cured within three calendar days, the LGH Note shall become immediately due and payable and the Company shall pay to LGH, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

The Company recorded the LGH Note in the amount of $200,000, interest payable of $12,000 along with total debt discount of $38,500, related debt discount (“OID”) of $20,000 and origination fees of $6,500. During the quarter, the Company recorded interest expense of $4,800. On November 30, 2021, the balance of the LGH Note, net of the related debt discount is $166,299 all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

Ionic Ventures, LLC Capital Stock Purchase Agreement & Note

On September 28, 2021, the Company entered into a securities purchase agreement (the “Ionic SPA”) dated as of September 28, 2021, with Ionic Ventures, LLC (“Ionic”), pursuant to which the Company issued a 12% promissory note (the “Ionic Note”) with a maturity date of September 28, 2023 (the “Ionic Maturity Date”), in the principal sum of $1,555,555.56 and guaranteed interest of $93,333.34. In addition, the Company issued 14,584 shares of its common stock to Ionic as a commitment fee pursuant to the Ionic SPA. Pursuant to the terms of the Ionic Note, the Company agreed to pay to $1,400,000.00 (the “Ionic Principal Sum”) to Ionic and to pay interest on the principal balance at the rate of 12% per annum (provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the Ionic Note after 180 days from September 28, 2021). The Ionic Note carries an original issue discount (“OID”) of $155,555.56. Accordingly, Ionic paid the purchase price of $1,400,000.00 in exchange for the Ionic Note. The Company intends to use the proceeds for working capital. Ionic may convert the Ionic Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Ionic Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by Ionic upon, at the election of Ionic, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $11.50 per share, as the same may be adjusted as provided in the Ionic Note.

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

The Company recorded the Ionic Note in the amount of $1,555,555 and a related debt discount of $1,555,555, and additional paid in capital of $1,306,665 and guaranteed interest of $93,333. During the quarter, the Company recorded interest expense of $134,246. On November 30, 2021, the balance of the LV Note, net of the related debt discount is $134,246 all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

Secured Promissory Note One

On November 15, 2021, the Company entered into a 10% secured promissory note with an accredited investor (“Secured Note One”) in the amount of $262,500 for the purpose of acquiring computers for company owned store operations. The Secured Note One has a perfected security interest in 50 personal computers the Company will use in its operations. In addition, the Company issued 30,000 commitment warrants for the purchase of the Company’s common stock at an exercise price of $10.73 per share. The Secured Note One requires 60 monthly payments of principal and interest in the amount of $5,577.

The Company recorded the Secured Note One in the amount of $262,500 along with original issue discount (“OID”) of $12,500. Accordingly, the investor paid $250,000 in exchange for the Secured Note One. On November 30, 2021, the balance of the Secured Note One, net of the related debt discount is $165,483 all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

Secured Promissory Note Two

On November 18, 2021, the Company entered into a 10% secured promissory note with an accredited investor (“Secured Note Two”) in the amount of $157,500 for the purpose of acquiring computers for company owned store operations. The Secured Note Two has a perfected security interest in 30 personal computers the Company will use in its operations. In addition, the Company issued 18,000 commitment warrants for the purchase of the Company’s common s stock at an exercise price of $10.73 per share. The Secured Note Two requires 60 monthly payments of principal and interest in the amount of $3,346.

The Company recorded the Secured Note Two in the amount of $157,500 along with original issue discount (“OID”) of $7,500. Accordingly, the investor paid $150,000 in exchange for the Secured Note Two. On November 30, 2021, the balance of the Secured Note Two, net of the related debt discount is $99,290 all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

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

The Company offers various incentive programs for franchisees including royalty incentives, new store opening incentives (i.e., development incentives) and other support initiatives. Royalties and franchise fees sales are reduced to reflect any royalty incentives earned or granted under these programs that are in the form of discounts.

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

Deferred costs include commissions paid to brokers related to the sale of specific new franchises which have not met revenue recognition criteria as of November 30, 2021. These costs are recognized in the same period as the initial franchise fee revenue is recognized.

Accounts Receivable

The Company estimates the allowance for doubtful accounts based on an analysis of specific customers (i.e., franchisees), taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable are written off against the allowance when management determines it is probable the receivable is worthless. Customer account balances with invoices dated over 90 days old are considered delinquent and considered in the allowance assessment. The Company performs credit evaluations of its customers and, generally, requires no collateral. As of November 30, 2021, management has recorded an allowance for doubtful accounts of $12,943.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2021. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of November 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company expects to implement changes to its internal control over financial reporting to enhance the evaluation of accounting transactions and its financial reporting process over the next year. The Company is in the process of hiring additional resources, either in the form of an independent council or as consultants to help identify processes that will strengthen our internal controls.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021 (the “2021 10-K”). However, in light of the recent coronavirus (COVID-19) pandemic, set forth below is a risk factor relating to COVID-19. Other than as set forth below, as of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors faced by the Company from those previously disclosed in the 2021 10-K.

Public health epidemics or outbreaks, such as COVID-19, could materially and adversely impact our business.

In December 2019 novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Gaming Centers as of May 1, 2020 and have since reopened 17 corporate and 12 franchised Simplicity Gaming Centers as of November 30, 2021. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. We have experienced a decrease in our account receivables, net of the allowance by $55,599 from the year ended May 31, 2021.

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

The measures taken to date adversely impacted the Company’s business for the fiscal quarters ended November 30, 2021, August 31, 2021 and the fiscal year ended May 31, 2021 and will potentially continue to impact the Company’s business. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act, except as previously disclosed in our Current Reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Securities Purchase Agreement, dated as of September 28, 2021, by and between the registrant and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed by the registrant on October 1, 2021).

10.2	Convertible Promissory Note, dated as of September 28, 2021, issued by the registrant in favor of Ionic Ventures, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed by the registrant on October 1, 2021).

10.3	Common Stock Purchase Warrant dated as of September 28, 2021 (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed by the registrant on October 1, 2021).

10.4	Registration Rights Agreement, dated as of September 28, 2021, by and between the registrant and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed by the registrant on October 1, 2021).

10.5	Common Stock Purchase Warrant, dated as of June 11, 2021, to FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 10.64 to the registrant’s Registration Statement on Form S-1 (File No. 333-259993) filed on October 1, 2021).

10.6	Common Stock Purchase Warrant, dated as of June 16, 2021, to GS Capital Partners, LLC (incorporated by reference to Exhibit 10.67 to the registrant’s Registration Statement on Form S-1 (File No. 333-259993) filed on October 1, 2021).

10.7	Amendment No. 1 to Convertible Promissory Note, dated September 17, 2021, between the Company and FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 10.80 to Amendment No. 7 to the registrant’s Registration Statement on Form S-1 (File No. 333-237634) filed on October 12, 2021).

10.8	Common Stock Purchase Warrant, dated as of September 17, 2021, to FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 10.81 to the registrant’s Registration Statement on Form S-1 (File No. 333-259993) filed on October 1, 2021).

10.9	Amendment No. 2 to Convertible Promissory Note, dated October 1, 2021, between the Company and FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 10.82 to the registrant’s Registration Statement on Form S-1 (File No. 333-259993) filed on October 1, 2021).

10.10	Common Stock Purchase Warrant, dated as of October 1, 2021, to FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 10.83 to the registrant’s Registration Statement on Form S-1 (File No. 333-259993) filed on October 1, 2021).

10.11	Amendment No. 1 to Common Stock Purchase Warrant, dated as of September 9, 2021, between the Company and FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 10.84 to the registrant’s Registration Statement on Form S-1 (File No. 333-259993) filed on October 1, 2021).

10.12	Amendment No. 1 to Common Stock Purchase Warrant, dated as of September 9, 2021, between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.85 to the registrant’s Registration Statement on Form S-1 (File No. 333-259993) filed on October 1, 2021).

10.13	Amendment No. 1 to Common Stock Purchase Warrant, dated as of September 9, 2021, between the Company and Jefferson Street Capital, LLC (incorporated by reference to Exhibit 10.86 to the registrant’s Registration Statement on Form S-1 (File No. 333-259993) filed on October 1, 2021).

10.14	Amendment No. 1 to Common Stock Purchase Warrant, dated as of September 9, 2021, between the Company and Lucas Ventures, LLC (incorporated by reference to Exhibit 10.87 to the registrant’s Registration Statement on Form S-1 (File No. 333-259993) filed on October 1, 2021).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLICITY ESPORTS AND GAMING COMPANY

Dated: January 14, 2022	By:	/s/ Nancy Hennessey
	Name:	Nancy Hennessey
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

