Form 10-Q
period 2022-02-28
SIMPLICITY ESPORTS & GAMING Co
filed 2022-04-14
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

or

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

As of April 13, 2022, there were 1,619,298 shares of the Company’s common stock issued and outstanding.

SIMPLICITY ESPORTS AND GAMING COMPANY

Form 10-Q

February 28, 2022

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	February 28, 2022	May 31, 2021
ASSETS

Current Assets
Cash and cash equivalents	$327,619	$414,257
Accounts receivable, net	60,562	160,101
Inventory	312,244	206,974
Prepaid franchise fees	204,728	-
Other current assets	320,602	52,643
Total Current Assets	1,225,755	833,975

Other Assets
Goodwill	5,180,141	5,180,141
Intangible assets, net	1,413,317	1,635,227
Deferred brokerage fees	76,292	79,943
Property and equipment, net	777,362	574,308
Right of use asset, operating leases, net	1,557,443	1,533,010
Security deposits	40,307	40,307
Due from franchisees	-	23,007
Deferred equity financing costs	453,799	307,494
Total Other Assets	9,498,661	9,373,437

TOTAL ASSETS	$10,724,416	$10,207,412

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$362,524	$438,466
Accrued expenses	1,054,301	1,166,433
Current portion of convertible notes payable, net	1,441,853	2,211,097
Related party loan	247,818	-
Notes payable	41,735	82,235
Operating lease obligation, current	332,519	307,013
Current portion of deferred revenues	293,034	30,034
Total Current Liabilities	3,773,784	4,235,278

Operating lease obligation, net of current portion	1,175,474	1,199,748
Non-current portion of convertible notes payable, net	1,227,332	-
Secured notes payable, net	257,040	-
Deferred revenues, less current portion	188,699	182,342
Total Non-current Liabilities	2,848,545	1,382,090

Total Liabilities	6,622,329	5,617,368

Commitments and Contingencies – Note 6

Stockholders’ Equity
Preferred stock - $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.0001 par value; 36,000,000 shares authorized; 1,616,022 and 1,427,124 shares issued and outstanding as of February 28, 2022, and May 31, 2021, respectively	159	142
Common Stock Issuable	55,625	-
Additional paid-in capital	24,572,691	16,708,762
Accumulated deficit	(20,586,755)	(12,291,899)
Total Simplicity Esports and Gaming Company Stockholders’ Equity	4,041,720	4,417,005
Non-Controlling Interest	60,367	173,039
Total Stockholders’ Equity	4,102,087	4,590,044

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,724,416	$10,207,412

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021

Revenues
Franchise royalties, fees and other	$114,317	$50,042	$273,628	$229,118
Company-owned stores and other	702,531	319,125	2,057,764	563,854
Esports revenue	71,663	59,312	305,774	132,654

Total Revenues	888,511	428,479	2,637,166	925,626

Cost of Goods Sold	(536,603)	(186,280)	(1,629,119)	(367,697)

Gross Margin	351,908	242,199	1,008,047	557,929

Operating Expenses
Compensation and related benefits	777,992	2,041,922	2,927,004	2,710,747
Professional fees	54,889	175,689	633,965	436,478
General and administrative expenses	531,349	450,136	1,407,171	904,535
Impairment expense	-	11,337	-	212,614

Total Operating Expenses	1,364,230	2,679,084	4,968,140	4,264,374

Loss from Operations	(1,012,322)	(2,436,885)	(3,960,093)	(3,706,445)

Other Income (Expense)
Loss (gain) on extinguishment of debt	-	-	(1,730,801)	3,115
Interest and financing expense	(1,003,137)	(548,595)	(2,808,627)	(947,383)
Interest income	2	7	30	19
Other income	-	-	52,564	-
Foreign loss		(1,254)		(20,826)

Total Other Expense	(1,003,135)	(549,842)	(4,486,834)	(965,075)

Loss Before Provision for Income Taxes	(2,015,457)	(2,986,727)	(8,446,927)	(4,671,520)

Provision for Income Taxes	-	-	-	-

Net Loss	(2,015,457)	(2,986,727)	(8,446,927)	(4,671,520)

Net Loss Attributable to Noncontrolling Interest	60,805	59,707	152,071	84,126

Net Loss Attributable to Common Shareholders	$(1,954,652)	$(2,927,020)	$(8,294,856)	$(4,587,394)

Basic and Diluted Net Loss per share	$(1.21)	$(2.23)	$(5.33)	$(3.89)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	1,616,022	1,309,631	1,555,722	1,179,925

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2022 and 2021

(UNAUDITED)

	Common Stock		Additional Paid-In	Non- Controlling	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Interest	Issuable	Deficit	Equity
Balance - May 31, 2021	1,427,124	$142	$16,708,762	$173,039	$-	$(12,291,899)	$4,590,044
Shares issued in connection with issuance and amendments of notes payable	38,125	4	4,136,895	-		-	4,136,899
Shares issued to directors, officers and employees as compensation	-	-	-	-	838,250	-	838,250
Shares issued for contracted services	21,346	2	224,875	-	12,525	-	237,402
Sale of warrants	-	-	100,000	-	-	-	100,000
Shares issued in connection with franchise acquisitions	6,000	1	62,999	-	-	-	63,000
Net loss attributable to noncontrolling interest	-	-	-	(54,837)	-	-	(54,837)
Net Loss	-	-	-	-	-	(4,210,907)	(4,210,907)
Balance - August 31, 2021	1,492,595	$149	$21,233,531	$118,202	850,775	$(16,502,806)	$5,699,851
Shares issued in connection with issuance and amendments of notes payable	18,333	1	1,817,563	-	-	-	1,817,564
Shares issued for contracted services	20,438	1	174,230	-	(3,750)	-	170,481
Shares issued to directors, officers and employees as compensation	84,656	8	852,085	-	(838,250)	-	13,843
Stock options issued	-	-	366,721	-	-	-	366,721
Shares issued in connection with franchise acquisitions	-	-	-	-	41,850	-	41,850
Net loss attributable to noncontrolling interest	-	-	-	(36,429)	-	-	(36,429)
Net Loss	-	-	-	-	-	(2,129,297)	(2,129,297)
Balance - November 30, 2021	1,616,022	$159	$24,444,130	$81,773	50,625	$(18,632,103)	$5,944,584
Cash distribution from minority interest	-	-	(54,800)	-	-	-	(54,800)
Stock based compensation	-	-	183,361	-	5,000	-	188,361
Non controlling interest of investment in subsidiary	-	-	-	39,399	-	-	39,399
Net loss attributable to noncontrolling interest	-	-	-	(60,805)	-	-	(60,805)
Net Loss	-	-	-	-	-	(1,954,652)	(1,954,652)
Balance -February 28, 2022	1,616,022	$159	$24,572,691	$60,367	55,625	$(20,586,755)	$4,102,087

Balance - May 31, 2020	998,622	$100	$11,132,103	$(21,487)	-	$(6,195,044)	$4,915,672
Shares issued for cash	2,976	-	25,000	-	-	-	25,000
Shares issued in connection with issuance and amendments of notes payable	23,030	2	202,215	-	-	-	202,217
Shares issued for contracted services	6,597	1	68,777	-	-	-	68,778
Shares issued to directors, officers and employees as compensation	116,175	12	819,297	-	-	-	819,309
Shares issued in connection with franchise acquisition	18,750	2	164,998	-	-	-	165,000
Non-controlling interest of original investment in subsidiaries	-	-	-	240,000	-	-	240,000
Net loss attributable to noncontrolling interest	-	-	-	(15,866)	-	-	(15,866)
Net Loss						(655,214)	(655,214)
Balance - August 31, 2020	1,166,150	$117	$12,412,390	$202,647	-	$(6,850,258)	$5,764,896
Shares issued in connection with franchise acquisition	37,941	4	413,540	-	-	-	413,544
Shares issued to directors, officers and employees as compensation	9,844	1	119,632	-	-	-	119,633
Shares issued for contracted services	2,813	-	25,420	-	-	-	25,420
Rounding related to reverse split	628		-	-	-	-	-
Warrants issued in connection with debt	-	-	157,438	-	-	-	157,438
Net loss attributable to noncontrolling interest	-	-	-	(8,554)	-	-	(8,554)
Net Loss	-	-	-	-	-	(1,005,160)	(1,005,160)
Balance - November 30, 2020	1,217,376	$122	$13,128,420	$194,093		$(7,855,418)	$5,467,217
Shares issued to directors, officers and employees as compensation	108,641	11	1,545,457	-	-	-	1,545,468
Shares issued for contracted services	5,000	-	80,000	-	-	-	80,000
Shares issued in connection with debt	10,000	1	141,605	-	-	-	141,606
Beneficial conversion feature related to convertible debt	-	-	904,505	-	-	-	904,505
Contribution from noncontrolling interest	-	-	-	14,000	-	-	14,000
Net loss attributable to noncontrolling interest	-	-	-	(59,707)	-	-	(59,707)
Net Loss	-	-	-	-	-	(2,927,020)	(2,927,020)
Balance February 28, 2021	1,341,017	$134	$15,799,987	$148,386	-	$(10,782,438)	$5,166,069

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	February 28, 2022	February 28, 2021

Cash flows from operating activities:
Net loss	$(8,446,927)	$(4,671,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	2,612,798	731,551
Cash paid in interest	(191,314)	-
Deferred guaranteed interest	(15,385)	-
Depreciation expense	245,817	151,342
Amortization expense	221,910	212,343
Impairment loss	-	213,923
Lease liability net of leased asset	(23,201)	6,070
Loss on extinguishment of debt	1,771,301	3,115
Gain on forgiveness of PPP loan	(40,500)	-
Stock based compensation	1,407,175	1,954,480
Deferred equity financing costs	(146,305)	(137,561)
Issuance of shares for services	407,883	-
Issuance of shares for interest payment	81,508	-
Changes in operating assets and liabilities:
Accounts receivable	99,539	29,820
Inventory	(96,567)	(39,839)
Other current assets	(267,959)	17,272
Prepaid franchise fees	(204,728)	-
Security deposits	-	(22,000)
Deferred brokerage fees	3,651	42,445
Deferred revenues	269,357	(82,368)
Accounts payable	(75,942)	381,128
Accrued expenses	(112,132)	423,141
Due from franchisees	23,007	(31,514)

Net cash used in operating activities	(2,477,014)	(818,172)

Cash flows from investing activities:
Purchase of property and equipment	(352,725)	(8,949)

Net cash used in investing activities	(352,725)	(8,949)

Cash flows from financing activities:
Repayment of notes payable	(1,350,816)	(1,554,641)
Proceeds from note payable	4,009,318	2,779,524
Proceeds from sale of warrants	100,000	-
Distribution of non-controlling interest	(54,800)	-
Contribution from noncontrolling interest	39,399	14,000

Net cash provided by financing activities	2,743,101	1,238,883

Net change in cash	(86,638)	411,762

Cash - beginning of period	414,257	160,208

Cash - end of period	$327,619	$571,970

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$191,314	$71,704
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information

Common stock issued for consideration in an acquisition of assets	$104,850	$782,544
Common stock issued in connection with notes payable	$269,539	$1,179,631
Warrants issued for debt extinguishment	$2,392,593	-
Beneficial conversion feature with warrants issued for debt discount	$3,534,556	$157,438

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Simplicity Esports and Gaming Company (the “Company,” “we,” or “our”), was organized as a blank check company under the laws of the State of Delaware on April 17, 2017. The Company was formed under the name I-AM Capital Acquisition Company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). On November 20, 2018, the Company changed its name from I-AM Capital Acquisition Company to Smaaash Entertainment Inc. On January 2, 2019, the Company changed its name from Smaaash Entertainment Inc. to Simplicity Esports and Gaming Company.

Through our wholly owned subsidiary, Simplicity Esports, LLC, acquired on January 2, 2019, the Company implements a unique approach to ensure the ultimate fan friendly esports experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community and we use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry. Simplicity is an established brand in the esports industry with an engaged fan base competing in popular games across different genres, including League of Legends, PUBG, Gears of War, Smite, Guns of Boom, and multiple EA Sports titles. Additionally, the Simplicity stream team encompasses a unique group of casters, influencers, and personalities, all of whom connect to Simplicity’s dedicated fan base. Simplicity also opens and operates esports gaming centers that provide the public an opportunity to experience and enjoy gaming and esports in a social setting, regardless of skill or experience.

As of February 28, 2022, we operate 17 corporate-owned retail Simplicity Esports Gaming Centers. Through our wholly owned subsidiary, PLAYlive Nation, Inc. (“PLAYlive”), acquired on July 29, 2019, the Company has a network of franchised gaming centers. As of February 28, 2022, the Company had 12 franchise locations operating in various states including Arizona, California, Florida, Maryland, Ohio, South Carolina, Texas and Washington. PLAYlive offers a video gaming lounge concept to qualified franchisees. PLAYlive currently offers single-unit location franchises, as well as agreements to develop multiple locations. This PLAYlive model is being interlaced with the esports gaming centers mentioned above to create the ultimate gaming center.

The Company’s common stock and warrants are quoted on the OTCQB under the symbols “WINR” and “WINRW,” respectively. The Company has applied for an uplist to the Nasdaq Stock Exchange. There is no assurance that our listing application will be approved by the Nasdaq Capital Market.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended May 31, 2021, as filed with the SEC on August 31, 2021. The interim results for the nine months ended February 28, 2022, are not necessarily indicative of the results to be expected for the year ending May 31, 2022 or for any future interim periods.

Correction of Previously Issued Financial Statements

The accompanying condensed consolidated statement of operations for the three and nine months ended February 28, 2021 have been corrected for a reclassification of depreciation expense of $78,093 and $151,342, respectively, to cost of goods sold related to assets utilized in the production of inventory. The Company assessed the materiality of the misstatement quantitatively and qualitatively and has concluded that the correction of the classification error is immaterial to the consolidated financial statements taken as a whole. As a result of the correction, cost of goods sold for the three months ended February 28, 2021 increased from $108,187 to $186,280 with a corresponding decrease of general and administrative expenses, resulting in a decrease to gross profit from $320,292 to $242,199. For the nine months ended February 28, 2021, cost of goods sold increased from $216,355 to $367,697, with a corresponding decrease of general and administrative expenses, resulting in a decrease to gross profit from $709,271 to $557,929. The correction had no impact on loss from operations and net loss.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Basis of Consolidation

The unaudited condensed consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, its 76% owned subsidiary (Simplicity One Brasil Ltda), its 79% owned subsidiaries (Simplicity Happy Valley, LLC and Simplicity Redmond, LLC), and its 51% owned subsidiary (Simplicity El Paso, LLC).

All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers short-term interest-bearing investments with initial maturities of three months or less to be cash equivalents. The Company has no cash equivalents as of February 28, 2022 and May 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts through February 28, 2022.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

In accordance with ASC 606, Revenues from Contracts with Customers, the Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods and services. Our revenue is derived from the three sources listed below.

The following describes principal activities, separated by major product or service, from which the Company generates its revenues:

Company-owned Stores and Other

The Company-owned stores principally generate revenue from retail esports gaming centers. Revenues from Company-owned stores are recognized when the products are delivered, or the service is provided. Company-owned stores are typically in shopping malls with typical retail hours of operations. After hours, the Company also mines for crypto currency using the computer equipment at the company-owned stores. Crypto mining revenue is recognized as the mining occurs,

Franchise Revenues

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

The Company receives payments from franchisees in advance of all performance obligations having been met, including but not limited to franchise locations being opened. As certain conditions agreed to in franchise agreements are performed, revenues are recognized.

During the quarter the Company entered into a consulting agreement to provide services to a third party interested in opening a video games related store. The third party paid for such services and the Company has deferred this revenue until its obligations are fulfilled. These operating funds are included in the current portion of deferred revenues on the Balance Sheet.

Deferred costs include commissions paid to brokers related to the sale of specific new franchises which have not met revenue recognition criteria as of February 28, 2022. These costs are recognized in the same period as the initial franchise fee revenue is recognized.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts Receivable

The Company estimates the allowance for doubtful accounts based on an analysis of specific customers (i.e., franchisees), taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable are written off against the allowance when management determines it is probable the receivable is worthless. Customer account balances with invoices dated over 90 days old are considered delinquent and considered in the allowance assessment. The Company performs credit evaluations of its customers and, generally, requires no collateral. As of February 28, 2022, management has recorded an allowance for doubtful accounts of $45,901.

Property and Equipment

Property and equipment and leasehold improvements are recorded at their historical cost. The cost of property and equipment is depreciated over the estimated useful lives, when placed in service (ranging from 3 -5 years), of the related assets utilizing the straight-line method of depreciation. The cost of leasehold improvements is depreciated (amortized) over the lesser of the length of the related leases or the estimated useful lives of the assets. Ordinary repairs and maintenance are expensed when incurred and major repairs will be capitalized and expensed if they benefit future periods.

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

Franchise Locations

Through PLAYlive, the Company’s wholly owned subsidiary, the Company has entered into franchise agreements with third parties. As of February 28, 2022, 12 franchise locations were operational in various states, including Arizona, California, Florida, Maryland, Ohio, South Carolina, Texas and Washington.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Non-employee stock-based payments

The Company records stock-based payments made to non-employees in accordance with FASB’s Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions.

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

Going Concern, Liquidity and Management’s Plan

The Company’s unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $20,586,755, a working capital deficit of $2,548,029 and a net loss of $8,446,927 as of February 28, 2022. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The Company has commenced operations and generates revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of private debt offerings and/or public equity offerings. While the Company believes in the viability of its strategy and its ability to generate sufficient revenue and to raise additional funds, there can be no assurances to that effect. Should the Company fail to raise additional capital, it may be compelled to reduce the scope of its planned future business activities.

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

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. Since that time, infections have been reported globally. Previously, certain federal, state and local governmental authorities issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. As a result, all of our corporate and franchised Simplicity gaming centers were closed effective April 1, 2020. We commenced reopening Simplicity gaming centers as of May 1, 2020 and have since reopened 17 corporate and 12 franchised locations. Although our franchise agreements with franchisees of Simplicity gaming centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity gaming centers are operating, there is a potential risk that franchisees of Simplicity gaming centers will default in their obligations to pay their minimum monthly royalty payment to us, resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to a franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. Additional and/or more restrictive orders, proclamations and/or directives may be issued in the future.

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

The measures taken to date have negatively impacted the Company’s business during the nine months ended February 28, 2022 and will potentially continue to impact the Company’s business. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 — PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

	February 28, 2022	May 31, 2021

Leasehold improvements	$110,849	$110,849
Property and equipment	1,204,613	755,741
Total cost	1,315,462	866,590
Less accumulated depreciation	(538,100)	(292,282)
Net property and equipment	$777,362	$574,308

During the nine months ended February 28, 2022 and 2021, the Company recorded depreciation expense of $245,817 and $151,342, respectively.

NOTE 4 — INTANGIBLE ASSETS

The following table sets forth the intangible assets, including accumulated amortization as of February 28, 2022:

	February 28, 2022
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Non-competes	4 years	$1,023,118	$652,267	$370,851
Trademarks	Indefinite	866,000	-	866,000
Customer database	2 years	35,000	29,167	5,833
Restrictive covenant	2 years	115,000	95,833	19,167
Customer contracts	10 years	185,563	34,097	151,466
Internet domain	2 years	3,000	3,000	-
		$2,227,681	$814,364	$1,413,317

The following tables set forth the intangible assets, including accumulated amortization as of May 31, 2021:

	May 31, 2021
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Non-competes	4.50 years	$1,023,118	$498,799	$524,319
Trademarks	Indefinite	866,000	-	866,000
Customer contracts	10 years	546,000	301,675	244,325
Internet domain	2.50 years	3,000	2,417	583
		$2,438,118	$802,891	$1,635,227

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth the future amortization of the Company’s intangible assets as of February 28, 2022 for the fiscal years ending May 31:

	2022	2023	2024	2025	2026	Thereafter	Total
Non-competes	$51,156	$204,624	$115,071	$-	$-	$-	$370,851
Customer contracts	4,053	16,211	16,211	16,211	16,211	82,569	151,466
Restrictive covenant	14,375	4,792	-	-	-	-	19,167
Customer database	4,375	1,458	-	-	-	-	5,833
Internet domain	-	-	-	-	-	-	-
Total	$73,959	$227,085	$131,282	$16,211	$16,211	$82,569	$547,317

Amortization expense for the nine months ended February 28, 2022 and 2021 was $221,910 and $212,343, respectively.

NOTE 5 — RELATED PARTY TRANSACTIONS

Contract Services

On August 27, 2021, the Company entered into a contract with Laila Cavalcanti Loss, a member of the Company’s Board of Directors, to provide legal services to Simplicity One Brasil, LTDA, the Company’s 76%-owned subsidiary. The contract calls for monthly payments of $2,500 and monthly equity awards of 250 shares of its common stock. The terms of the contract were retroactive to July 1, 2020 and on February 28, 2022, the Company had accrued $13,125 and 375 shares of stock for payment pursuant to this contract.

Note Payable

On December 10, 2021, the Company entered into a related party transaction with Jed Kaplan, the Company’s Chairman of the Board and a more than 5% shareholder, to provide a loan to the Company to provide additional operating funds for Simplicity One Brasil, LTDA, the Company’s 76%-owned subsidiary. The principal amount of the loan was $247,818. The loan bears interest at a rate of 5% per annum and the entire amount of the principal and accrued interest is due on June 10, 2022. For the quarter ended February 28, 2022, the Company recorded interest expense of $2,716. The loan may be repaid by the Company, without penalty, at any time. Should the Company fail to make the principal payment due, the loan will convert to a 17% equity stake in Simplicity One Brazil, LTDA, of which Jed Kaplan is already a 20% stakeholder.

The Company maintains a portion of its cash balance at a financial services company that is owned by an officer of the Company.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 COMMITMENTS AND CONTINGENCIES

Unit Purchase Option

On November 20, 2018, the Company sold to the underwriters (and/or their designees), for $100, an option to purchase up to a total of 250,000 units (which increased to 260,000 units upon the partial exercise of the underwriters’ over-allotment option), exercisable at $11.50 per unit pre-reverse split (or an aggregate exercise price of $2,990,000) upon the closing of the Company’s initial public offering (“IPO”). The unit purchase option (“UPO”) may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the registration statement relating to the IPO and the closing of the Company’s initial Business Combination and terminating on the fifth anniversary of such effectiveness date. The units issuable upon exercise of the UPO are identical to those offered in the IPO, except that the exercise price of the warrants underlying the units sold to the underwriters is $13.00 per share on a pre-reverse split basis.

Operating Lease Right of Use Obligation

As of February 28, 2022, operating lease right-of-use assets and liabilities arising from operating leases was $1,557,443 and $1,507,993, respectively. During the nine months ended February 28, 2022 and 2021, the Company recorded operating lease expense of approximately $400,975 and $202,785, respectively.

The following is a schedule showing the future minimum lease payments under operating leases by fiscal years and the present value of the minimum payments as of February 28, 2022:

2022	$127,766
2023	496,354
2024	495,957
2025	392,099
2026 and thereafter	254,493
Total Operating Lease Obligations	1,766,669
Less: Amount representing interest	$(258,676)
Present Value of minimum lease payments	$1,507,993

NOTE 7- DEBT

The table below presents outstanding debt instruments as of February 28, 2022, and May 31, 2021:

	February 28, 2022	May 31, 2021
Convertible promissory notes	$5,164,480	$3,157,970
Secured notes	403,592	-
Related party note payable	247,818	-
Related debt discount	(2,641,847)	(947,873)

Total promissory notes, net	$3,215,778	$2,211,097

Current portion of promissory notes, net	$1,689,671	$2,211,097

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

February 19, 2021 Labrys 12% Promissory Note and Securities Purchase Agreement

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

During the nine months ended February 28, 2022, the Company paid the Holder a total of $865,000. The Company paid an interim payment due to the Holder in the amount of $225,000 towards the repayment of the balance of the Note in the amount of $90,909, towards the repayment of guaranteed interest in the amount of $109,091 and $25,000 as an amendment fee. In addition, the Company paid $130,000 towards the repayment of the balance of the Note in the amount of $58,500 and towards the guaranteed interest in the amount of $71,500 and in compliance with the renegotiated terms of an interim payment that was due on August 19, 2021 in the amount of $363,000, on September 30, 2021 the Company paid $500,000 towards the repayment of principal of the Note. On February 18, 2022, the Company paid $10,000 toward the repayment of principal of the Note and to extend the due date to March 18, 2022. On March 16, 2022, the Company and the Holder agreed to extend the due date to September 15, 2022.

During the quarter ended February 28, 2022, the Company incurred $264,981 of interest expense related to the amortization of the debt discount on the Note. On February 28, 2022, the balance of the Note is $890,586 all of which is included in the current portion of convertible notes payable, net of debt discount which has been fully amortized.

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

The Company is required to make an interim payment to FirstFire in the amount of $123,200, on or before September 10, 2021, towards the repayment of the balance of the March 10 FirstFire Note. On September 17, 2021, the Company issued a common stock purchase warrant for the purchase of 40,000 shares of the Company’s common stock to FirstFire as consideration for FirstFire entering into a first amendment to the March 10 FirstFire Note in order to delay an interim payment of OID and interest due under the March 10 FirstFire Note to the maturity date of such note. For the nine months ended February 28, 2022, the Company recorded the fair value of the warrants in the amount of $248,547 and took a related interest expense charge of $248,547.

On October 1, 2021, the Company issued a three-year warrant to purchase 40,000 shares of the Company’s common stock at an exercise price of $10.73 per share to FirstFire as consideration for FirstFire entering into a second amendment to the March 10 FirstFire Note in order to remove the capital raising ceiling in such note. For the nine months ended February 28, 2022, the Company recorded the fair value of the warrants in the amount of $201,351 and took a related interest expense charge of $201,351.

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

During the nine months ended February 28, 2022, the Company recognized $197,327 of interest expense related to the amortization of debt discount related to the FirstFire Note. On February 28, 2022, the balance of FirstFire Note, is $551,262, all of which is included in the current portion of convertible notes payable, net of debt discount.

June 2021 FirstFire Global 12% Promissory Note and Securities Purchase Agreement

On June 11, 2021, the Company entered into a securities purchase agreement (the “June 11 FirstFire SPA”) dated as of June 10, 2021, with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which the Company issued a 12% promissory note (the “June 11 FirstFire Note”) with a maturity date of June 10, 2023 (the “FirstFire Maturity Date”), in the principal sum of $1,266,666. In addition, the Company issued 11,875 shares of its common stock to FirstFire as a commitment fee pursuant to the June 11 FirstFire SPA. Pursuant to the terms of the June 11 FirstFire Note, the Company agreed to pay to $1,266,666 (the “FirstFire Principal Sum”) to FirstFire and to pay interest on the principal balance at the rate of 12% per annum (provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the FirstFire Note after 180 days from June 10, 2021). The June 11 FirstFire Note carries an OID of $126,666. Accordingly, FirstFire paid the purchase price of $1,140,000 in exchange for the FirstFire Note. The Company intends to use the proceeds for working capital and to pay off an existing promissory note issued by the Company in favor of Maxim. FirstFire may convert the June 11 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the June 11 FirstFire Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by FirstFire upon, at the election of FirstFire, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $11.50 per share, as the same may be adjusted as provided in the June 11 FirstFire Note.

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

The Company recorded the June 11 FirstFire Note in the amount of $1,266,667 and a related debt discount of $1,266,667, interest payable of $76,000 and additional paid in capital of $1,053,999. On September 16, 2021, the Company made an interim payment to the FirstFire Note in the amount of $175,000. During the quarter ended February 28, 2022, the Company recorded interest expense of $240,041, which included $206,518 related to amortization of debt discount and accrued interest in the amount of $33,523. On February 28, 2022, the balance of the June 11 FirstFire Note is $329,966 all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

GS Capital Securities Purchase Agreement & Note

On June 16, 2021, the Company entered into a securities purchase agreement (the “GS SPA”) dated as of June 10, 2021, with GS Capital Partners, LLC (“GS Capital”), pursuant to which the Company issued a 12% promissory note (the “GS Note”) with a maturity date of June 10, 2023 (the “GS Maturity Date”), in the principal sum of $333,333. In addition, the Company issued 3,125 shares of its common stock to GS as a commitment fee pursuant to the GS SPA. Pursuant to the terms of the GS Note, the Company agreed to pay to $300,000.00 (the “GS Principal Sum”) to GS and to pay interest on the principal balance at the rate of 12% per annum (provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the GS Note after 180 days from June 10, 2021). The GS Note carries an OID of $33,333. Accordingly, GS paid the purchase price of $300,000.00 in exchange for the GS Note. The Company intends to use the proceeds for working capital and to pay off an existing promissory note issued by the Company in favor of Maxim. GS may convert the GS Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the GS Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by GS upon, at the election of GS, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $11.50 per share, as the same may be adjusted as provided in the GS Note.

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

The Company recorded the GS Note in the amount of $333,333 and a related debt discount of $333,333, interest payable of $20,000 and additional paid in capital of $280,000. During the quarter ended February 28, 2022, the Company recorded interest expense of $65,482, which included $56,630 related to amortization of debt discount and accrued interest in the amount of $8,822. On February 28, 2022, the balance of the GS Note is $132,886, all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

Jefferson Street Capital Stock Purchase Agreement & Note

On August 23, 2021, the Company entered into a securities purchase agreement (the “Jefferson SPA”) dated as of August 23, 2021, with Jefferson Street Capital, LLC (“Jefferson”), pursuant to which the Company issued a 12% promissory note (the “Jefferson Note”) with a maturity date of August 23, 2023 (the “Jefferson Maturity Date”), in the principal sum of $333,333. In addition, the Company issued 3,125 shares of its common stock to Jefferson as a commitment fee pursuant to the Jefferson SPA. Pursuant to the terms of the Jefferson Note, the Company agreed to pay to $300,000.00 (the “Jefferson Principal Sum”) to Jefferson and to pay interest on the principal balance at the rate of 12% per annum (provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the Jefferson Note after 180 days from August 23, 2021). The Jefferson Note carries an OID of $33,333. Accordingly, Jefferson paid the purchase price of $300,000.00 in exchange for the Jefferson Note. The Company intends to use the proceeds for working capital and to pay off an existing promissory note issued by the Company in favor of Maxim. Jefferson may convert the Jefferson Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Jefferson Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by Jefferson upon, at the election of Jefferson, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $11.50 per share, as the same may be adjusted as provided in the Jefferson Note.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recorded the Jefferson Note in the amount of $333,333 and a related debt discount of $274,239, interest payable of $20,000 and additional paid in capital of $205,605. During the quarter ended February 28, 2022, the Company recorded interest expense of $48,796. On February 28, 2022, the balance of the Jefferson Note is $143,382, all of which is included in the long-term portion of convertible notes payable, net of debt discount.

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

The Company recorded the LV Note in the amount of $200,000 and a related debt discount of $200,000, additional paid in capital of $158,999 and guaranteed interest of $12,000. During the quarter ended February 28, 2022, the Company recorded interest expense of $34,230. On February 28, 2022, the balance of the LV Note is $58,614 all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

LGH Investments, LLC Note Payable

On August 31, 2021, the Company and LGH Investments, LLC, (“LGH”) issued a 12% convertible promissory note (“LGH Note”) in the principal amount of $200,000 effective September 2, 2021 with a maturity date of September 2, 2023.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recorded the LGH Note in the amount of $200,000, interest payable of $12,000 along with total debt discount of $ 38,500, OID of $20,000 and origination fees of $6,500. During the quarter ended February 28,2022, the Company recorded interest expense of $13,718. On February 28, 2022, the balance of the LGH Note is $180,071, all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

Ionic Ventures, LLC Capital Stock Purchase Agreement & Note

On September 28, 2021, the Company entered into a securities purchase agreement (the “Ionic SPA”) dated as of September 28, 2021, with Ionic Ventures, LLC (“Ionic”), pursuant to which the Company issued a 12% promissory note (the “Ionic Note”) with a maturity date of September 28, 2023 (the “Ionic Maturity Date”), in the principal sum of $1,555,555.56 with guaranteed interest of $93,333.34. In addition, the Company issued 14,584 shares of its common stock to Ionic as a commitment fee pursuant to the Ionic SPA. Pursuant to the terms of the Ionic Note, the Company agreed to pay to $1,400,000.00 (the “Ionic Principal Sum”) to Ionic and to pay interest on the principal balance at the rate of 12% per annum (provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the Ionic Note after 180 days from September 28, 2021). The Ionic Note carries an OID of $155,555.56. Accordingly, Ionic paid the purchase price of $1,400,000.00 in exchange for the Ionic Note. The Company intends to use the proceeds for working capital. Ionic may convert the Ionic Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Ionic Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by Ionic upon, at the election of Ionic, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $11.50 per share, as the same may be adjusted as provided in the Ionic Note.

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

The Company recorded the Ionic Note in the amount of $1,555,555 and a related debt discount of $1,555,555, and additional paid in capital of $1,306,665 and guaranteed interest of $93,333. During the quarter ended February 28, 2022, the Company recorded interest expense of $248,165. On February 28, 2022, the balance of the LV Note is $382,410, all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

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

The Company recorded the Secured Note One in the amount of $262,500 along with an OID of $12,500. Accordingly, the investor paid $250,000 in exchange for the Secured Note One. For the quarter ended February 28, 2022, the Company paid interest in the amount of $6,478 and on February 28, 2022, the balance of the Secured Note One is $160,650 all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

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

The Company recorded the Secured Note Two in the amount of $157,500 along with an OID of $7,500. Accordingly, the investor paid $150,000 in exchange for the Secured Note Two. For the quarter ended February 28, 2022, the Company paid interest in the amount of $3,887 and on February 28, 2022, the balance of the Secured Note Two is $96,390, all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

Note Payable

On December 10, 2021, the Company entered into a related party transaction with Jed Kaplan, the Company’s Chairman of the Board and a more than 5% shareholder to provide a loan to the Company to provide additional operating funds for Simplicity One Brasil, LTDA, the Company’s 76%-owned subsidiary. The principal amount of the loan was $247,818. The loan bears interest at a rate of 5% per annum and the entire amount of the principal and accrued interest is due on June 10, 2022. The loan may be repaid by the Company, without penalty, at any time. Should the Company fail to make the principal payment due, the loan will convert to a 17% equity stake in Simplicity One Brazil, LTDA, of which Jed Kaplan is already a 20% stakeholder.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 -STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of February 28, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock

On August 17, 2020, the Company amended its certificate of incorporation to increase the total number of authorized shares of the Company’s common stock from 20,000,000 to 36,000,000. Holders of the shares of the Company’s common stock are entitled to one vote for each share. On February 28, 2022 and May 31, 2021, there were 1,616,022, and 1,427,124 shares of common stock issued and outstanding, respectively.

Warrants

During the nine months ended February 28, 2022, the Company sold warrants to a private investor and issued warrants related to the convertible notes payable that were issued during the nine months ended February 28, 2022.

The Company is currently in negotiations with advisors related to the acquisition of the Ionic Note Payable and will be required to issue warrants to the advisors on this deal. As of February 28, 2022, these warrants have not been issued.

A summary of the status of the Company’s outstanding stock warrants as of February 28, 2022 is as follows:

	Number of Shares	Average Exercise Price
Outstanding – May 31, 2020	789,063	$83.01

Granted during the year ended May 31, 2021	17,063	$20.66
Outstanding – May 31, 2021	806,126	$10.38
Activity during the nine months ended February 28, 2022:
Warrants granted related to debt	2,315,897	$11.05
Warrants sold to a private investor	100,000	$20.00
Warrants outstanding – February 28, 2022	3,222,023	$29.05

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 — SUBSEQUENT EVENTS

Firstfire Global Opportunities Fund, LLC Securities Purchase Agreement and 12% Convertible Promissory Note

On March 21, 2022, Simplicity Esports and Gaming Company (the “Company”) entered into a securities purchase agreement (the “Firstfire Global SPA”), dated as of March 21, 2022, with Firstfire Global Opportunities Fund, LLC, LLC (“Firstfire Global”), pursuant to which the Company issued a 12% promissory convertible note (the “Firstfire Global Note”) with a maturity date of September 21, 2022 (the “Firstfire Global Maturity Date”), in the principal sum of $110,000. In addition, the Company issued 935 shares of its common stock to Firstfire Global as a commitment fee pursuant to the Firstfire Global SPA. Pursuant to the terms of the Firstfire Global Note, the Company agreed to pay to Firstfire Global $110,000 and to pay interest on the principal balance at the rate of 12% per annum (provided that the first six months of interest ($6,600) shall be guaranteed and the remaining six months of interest shall be deemed earned in full as of the issue date thereof. The Firstfire Global Note carries an OID of $10,000. Accordingly, Firstfire Global paid the purchase price of $100,000 in exchange for the Firstfire Global Note. The Company intends to use the proceeds for working capital. Firstfire Global may convert the Firstfire Global Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Firstfire Global Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by Firstfire Global upon, at the election of Firstfire Global, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $1.00 per share, as the same may be adjusted as provided in the Firstfire Global Note.

The Company may prepay the Firstfire Global Note at any time prior to maturity in accordance with the terms of the Firstfire Global Note. The Firstfire Global Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Firstfire Global Note or the Firstfire Global SPA.

Upon the occurrence of any Event of Default (as defined in the Firstfire Global Note), which has not been cured within the time prescribed in the Firstfire Global Note, it shall become immediately due and payable and the Company shall pay to Firstfire Global, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

Firstfire Global Opportunities Fund, LLC Common Stock Purchase Warrant

Pursuant to the terms of the Firstfire Global SPA, on March 21, 2022, the Company also issued to Firstfire Global a three-year warrant (the “Firstfire Global Warrant”) to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00.

Firstfire Global Opportunities Fund, LLC Registration Rights Agreement

Pursuant to the terms of the Firstfire Global SPA, on March 21, 2022, the Company also entered into a registration rights agreement, dated March 21, 2022, by and between the Company and Firstfire Global (the “Firstfire Global Registration Rights Agreement”). Pursuant to the terms of the Firstfire Global Registration Rights Agreement, the Company agreed to prepare and file with the SEC a registration statement covering the resale of all shares issued or issuable pursuant to the Firstfire Global SPA, including shares issued upon conversion of the Firstfire Global Note or upon exercise of the Firstfire Global Warrant. The Company agreed to use its commercially reasonable efforts to have the registration statement filed with the SEC within 30 days following March 21, 2022 and to have the registration statement declared effective by the SEC within 60 days following March 21, 2022.

The Firstfire Global Registration Rights Agreement contains customary indemnification provisions.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

GS Capital Partners, LLC Securities Purchase Agreement and 12% Convertible Promissory Note

On March 21, 2022, the Company entered into a securities purchase agreement (the “GS Capital SPA”), dated as of March 21, 2022, with GS Capital Partners, LLC (“GS Capital”), pursuant to which the Company issued a 12% promissory convertible note (the “GS Capital Note”) with a maturity date of September 21, 2022 (the “GS Capital Maturity Date”), in the principal sum of $82,500. In addition, the Company issued 703 shares of its common stock to GS Capital as a commitment fee pursuant to the GS Capital SPA. Pursuant to the terms of the GS Capital Note, the Company agreed to pay to GS Capital $82,500 and to pay interest on the principal balance at the rate of 12% per annum (provided that the first six months of interest ($4,950) shall be guaranteed and the remaining six months of interest shall be deemed earned in full as of the issue date thereof. The GS Capital Note carries an OID of $7,500. Accordingly, GS Capital paid the purchase price of $75,000.00 in exchange for the GS Capital Note. The Company intends to use the proceeds for working capital. GS Capital may convert the GS Capital Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the GS Capital Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by GS Capital upon, at the election of GS Capital, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $1.00 per share, as the same may be adjusted as provided in the GS Capital Note.

The Company may prepay the GS Capital Note at any time prior to maturity in accordance with the terms of the GS Capital Note. The GS Capital Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the GS Capital Note or the GS Capital SPA.

Upon the occurrence of any Event of Default (as defined in the GS Capital Note), which has not been cured within the time prescribed in the GS Capital Note, it shall become immediately due and payable and the Company shall pay to GS Capital, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

GS Capital Common Stock Purchase Warrant

Pursuant to the terms of the GS Capital SPA, on March 21, 2022, the Company also issued to GS Capital a three-year warrant (the “GS Capital Warrant”) to purchase 37,500 shares of the Company’s common stock at an exercise price of $1.00.

GS Capital Registration Rights Agreement

Pursuant to the terms of the GS Capital SPA, on March 21, 2022, the Company also entered into a registration rights agreement, dated March 21, 2022, by and between the Company and GS Capital (the “GS Capital Registration Rights Agreement”). Pursuant to the terms of the GS Capital Registration Rights Agreement, the Company agreed to prepare and file with the SEC a registration statement covering the resale of all shares issued or issuable pursuant to the GS Capital SPA, including shares issued upon conversion of the GS Capital Note or upon exercise of the GS Capital Warrant. The Company agreed to use its commercially reasonable efforts to have the registration statement filed with the SEC within 30 days following March 21, 2022 and to have the registration statement declared effective by the SEC within 60 days following March 21, 2022.

The GS Capital Registration Rights Agreement contains customary indemnification provisions.

Ionic Ventures, LLC Securities Purchase Agreement and 12% Convertible Promissory Note

On March 21, 2022, the Company entered into a securities purchase agreement (the “Ionic SPA”), dated as of March 21, 2022, with Ionic Ventures, LLC (“Ionic”), pursuant to which the Company issued a 12% promissory convertible note (the “Ionic Note”) with a maturity date of September 21, 2022 (the “Ionic Maturity Date”), in the principal sum of $110,000. In addition, the Company issued 935 shares of its common stock to Ionic as a commitment fee pursuant to the Ionic SPA. Pursuant to the terms of the Ionic Note, the Company agreed to pay to Ionic $110,000 and to pay interest on the principal balance at the rate of 12% per annum (provided that the first six months of interest ($6,600) shall be guaranteed and the remaining six months of interest shall be deemed earned in full as of the Issue Date thereof. The Ionic Note carries an OID of $10,000. Accordingly, Ionic paid the purchase price of $100,000 in exchange for the Ionic Note. The Company intends to use the proceeds for working capital. Ionic may convert the Ionic Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Ionic Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by Ionic upon, at the election of Ionic, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $1.00 per share, as the same may be adjusted as provided in the Ionic Note.

The Company may prepay the Ionic Note at any time prior to maturity in accordance with the terms of the Ionic Note. The Ionic Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Ionic Note or the Ionic SPA.

Upon the occurrence of any Event of Default (as defined in the Ionic Note), which has not been cured within the time prescribed in the Ionic Note, it shall become immediately due and payable and the Company shall pay to Ionic, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Ionic Ventures, LLC Common Stock Purchase Warrant

Pursuant to the terms of the Ionic SPA, on March 21, 2022, the Company also issued to Ionic a three-year warrant (the “Ionic Warrant”) to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00.

Ionic Ventures, LLC Registration Rights Agreement

Pursuant to the terms of the Ionic SPA, on March 21, 2022, the Company also entered into a registration rights agreement, dated March 21, 2022, by and between the Company and Ionic (the “Ionic Registration Rights Agreement”). Pursuant to the terms of the Ionic Registration Rights Agreement, the Company agreed to prepare and file with the SEC a registration statement covering the resale of all shares issued or issuable pursuant to the Ionic SPA, including shares issued upon conversion of the Ionic Note or upon exercise of the Ionic Warrant. The Company agreed to use its commercially reasonable efforts to have the registration statement filed with the SEC within 30 days following March 21, 2022 and to have the registration statement declared effective by the SEC within 60 days following March 21, 2022.

The Ionic Registration Rights Agreement contains customary indemnification provisions.

Labrys Amendment

As previously disclosed in the Company’s Current Report on Form 8-K filed by the Company on February 24, 2021 with the SEC, on February 19, 2021, the Company and Labrys Fund, LP (“Labrys”) entered a securities purchase agreement (the “Labrys SPA”), pursuant to which the Company issued a 12% promissory note (the “Labrys Note”) with a maturity date of February 19, 2022 in the principal sum of $1,650,000. As of March 16, 2022, the Company and Labrys entered into Amendment #2 (the “Labrys Amendment”) to the Labrys SPA and the Labrys Note, as amended. Pursuant to the terms of the Labrys Amendment, the maturity date of the Labrys Note was extended to the earlier of (i) September 15, 2022, and (ii) the date that the Company’s common stock is listed on the Nasdaq Stock Market or the New York Stock Exchange. In addition, the Labrys Note was amended to provide that Labrys has the right, at any time on or following the date that an event of default occurs under the Labrys Note, as amended, to convert all or any portion of the then outstanding and unpaid principal and interest into common stock, subject to a 4.99% equity blocker. In the Labrys Amendment, the parties also agreed that the Company has already received cash proceeds in excess of the $2,000,000 minimum threshold referenced in the Labrys Note. Pursuant to the terms of the Labrys Amendment, Labrys waived its rights to receive any portion of the next $750,000 of cash proceeds received by the Company to the extent that such amounts are received by the Company between March 15, 2022 and April 9, 2022.

Except as set forth in the Labrys Amendment, the Labrys Note, as amended, remains in full force and effect.

Lucas Ventures Note Amendment

As previously disclosed in the Company’s Current Report on Form 8-K filed by the Company on September 7, 2021 with the SEC, on August 31, 2021, the Company issued to Lucas Ventures, LLC (“Lucas Ventures”) a 12% promissory note (the “Lucas Ventures Note”) with a maturity date of August 31, 2023, in the principal amount of $200,000. As of March 16, 2022, the Company and Lucas Ventures entered into an Amendment and Waiver Pursuant to Convertible Promissory Note (the “Lucas Ventures Amendment”). Pursuant to the terms of the Lucas Ventures Amendment, the parties agreed that the FirstFire Note, FirstFire Warrant, GS Capital Note, GS Capital Warrant, Ionic Note, Ionic Warrant, Jefferson Street Note, and Jefferson Street Warrant would not be deemed a “Dilutive Issuance” as provided in the Lucas Ventures Note. In addition, pursuant to the terms of the Lucas Ventures Amendment, the conversion price of the Lucas Ventures Note was decreased from $11.50 per share to $1.00 per share; provided, however, that upon failure to make any payment under the Lucas Ventures Note, as amended, the conversion price will be $0.50 per share, as the same may be adjusted as provided in the Lucas Ventures Note, as amended. Pursuant to the terms of the Lucas Ventures Amendment, the parties also agreed that Lucas Ventures may not convert the Lucas Ventures Note, as amended, prior to September 15, 2022.

Except as set forth in the Lucas Ventures Amendment, the Lucas Ventures Note remains in full force and effect.

LGH Note Amendment

As previously disclosed in the Company’s Current Report on Form 8-K filed by the Company on September 7, 2021 with the SEC, on August 31, 2021, the Company issued to LGH Investments, LLC (“LGH”) a 12% promissory note (the “LGH Note”) with a maturity date of August 31, 2023, in the principal amount of $200,000. As of March 16, 2022, the Company and LGH entered into an Amendment and Waiver Pursuant to Convertible Promissory Note (the “LGH Amendment”). Pursuant to the terms of the LGH Amendment, the parties agreed that the FirstFire Note, FirstFire Warrant, GS Capital Note, GS Capital Warrant, Ionic Note, Ionic Warrant, Jefferson Street Note, and Jefferson Street Warrant would not be deemed a “Dilutive Issuance” as provided in the LGH Note. In addition, pursuant to the terms of the LGH Amendment, the conversion price of the LGH Note was decreased from $11.50 per share to $1.00 per share; provided, however, that upon failure to make any payment under the LGH Note, as amended, the conversion price will be $0.50 per share, as the same may be adjusted as provided in the LGH Note, as amended. Pursuant to the terms of the LGH Amendment, the parties also agreed that LGH may not convert the LGH Note, as amended, prior to September 15, 2022.

Except as set forth in the LGH Amendment, the LGH Note remains in full force and effect.

Jefferson Street Capital LLC Securities Purchase Agreement and 12% Convertible Promissory Note

On April 1, 2022, the Company entered into a securities purchase agreement (the “Jefferson SPA”), dated as of April 1, 2022, with Jefferson Street Capital LLC (“Jefferson”), pursuant to which the Company issued a 12% promissory convertible note (the “Jefferson Note”) with a maturity date of October 1, 2022 (the “Jefferson Maturity Date”), in the principal sum of $82,500. In addition, the Company issued 703 shares of its common stock to Jefferson as a commitment fee pursuant to the Jefferson SPA. Pursuant to the terms of the Jefferson Note, the Company agreed to pay to Jefferson $82,500 and to pay interest on the principal balance at the rate of 12% per annum (provided that the first six months of interest ($4,950) shall be guaranteed and the remaining six months of interest shall be deemed earned in full as of the issue date thereof). The Jefferson Note carries an original issue discount of $7,500. Accordingly, Jefferson paid the purchase price of $75,000 in exchange for the Jefferson Note. The Company intends to use the proceeds for working capital. Jefferson may convert the Jefferson Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Jefferson Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by Jefferson upon, at the election of Jefferson, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $1.00 per share, as the same may be adjusted as provided in the Jefferson Note.

The Company may prepay the Jefferson Note at any time prior to maturity in accordance with the terms of the Jefferson Note. The Jefferson Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Jefferson Note or the Jefferson SPA.

Upon the occurrence of any Event of Default (as defined in the Jefferson Note), which has not been cured within the time prescribed in the Jefferson Note, it shall become immediately due and payable and the Company shall pay to Jefferson, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

Jefferson Street Capital LLC Common Stock Purchase Warrant

Pursuant to the terms of the Jefferson SPA, on April 1, 2022, the Company also issued to Jefferson a three-year warrant (the “Jefferson Warrant”) to purchase 37,500 shares of the Company’s common stock at an exercise price of $1.00.

Jefferson Street Capital LLC Registration Rights Agreement

Pursuant to the terms of the Jefferson SPA, on April 1, 2022, the Company also entered into a registration rights agreement, dated as of April 1, 2022, by and between the Company and Jefferson (the “Jefferson Registration Rights Agreement”). Pursuant to the terms of the Jefferson Registration Rights Agreement, the Company agreed to prepare and file with the SEC a registration statement covering the resale of all shares issued or issuable pursuant to the Jefferson SPA, including shares issued upon conversion of the Jefferson Note or upon exercise of the Jefferson Warrant. The Company agreed to use its commercially reasonable efforts to have the registration statement filed with the SEC within 30 days following April 1, 2022 and to have the registration statement declared effective by the SEC within 60 days following April 1, 2022.

The Jefferson Registration Rights Agreement contains customary indemnification provisions.

Equity Issues

On April 8, 2022, the Company entered into an agreement to issue 20,000 shares of its common stock in partial payment for services to a vendor.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical fact, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors sections of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2021, as filed with the SEC, as the same may be updated from time to time, including in this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Business Overview

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

Domestic Esports Teams – Simplicity Esports LLC

Through Simplicity Esports LLC, our wholly owned subsidiary, we own and manage numerous professional esports teams competing in games such as Overwatch, Apex Legends, PUBG and more. We are committed to growing and enhancing the esports industry, fostering the development of amateurs to compete professionally and signing established professional gamers to support their paths to greater success.

International Esports Team - Simplicity One

Through Simplicity One, our 76% owned subsidiary, we manage Flamengo eSports, one of the leading Brazilian League of Legends® teams competing in the top tier league CBLoL. CBLoL was the most talked about esports league in the world, on Twitter for the first half of 2021, with Call of Duty League and Overwatch League ranking second and third, respectively. Flamengo eSports was established in 2017 as the Esports division of Clube de Regatas do Flamengo, a successful Brazilian sports organization, with over 30 million followers across social media accounts, known for its world-famous soccer team. Flamengo eSports’ League of Legends® team won the CBLoL Championship in September 2019, which qualified the team to compete at the 2019 League of Legends® World Championship in Europe as one of 24 teams from 13 different regions around the world. Flamengo Esports @flaesports was ranked as the sixth most tweeted about esports organization in the world, ahead of Team Liquid and Cloud 9 ranking seventh and tenth, respectively, for the first half of 2021.

Gaming Centers

Through Simplicity Esports LLC and PLAYlive, our wholly owned subsidiaries, we own and operate corporate and franchise esports gaming centers throughout the U.S., giving casual gamers the opportunity to play in a social setting with other members of the gaming community. In addition, aspiring and established professional gamers have an opportunity to compete in local and national esports tournaments held in our gaming centers for prizes, notoriety, and potential contracts to play for one of our professional esports teams. In this business unit, revenue is generated from franchise royalties, the sale of game time, memberships, tournament entry fees, birthday party events, corporate party events, concessions and gaming-related merchandise.

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

Optimally, the esports gaming centers of Simplicity Esports LLC (“Simplicity Esports Gaming Centers”) will measure between 2,000 and 4,000 square feet, with dozens of gaming stations. The Simplicity Esports Gaming Centers will feature cutting edge technology, futuristic aesthetic décor and dynamic high-speed gaming equipment. We believe our brick-and-click strategy will present attractive opportunities for sponsors and advertisers to connect with our audience, creating an intriguing monetization opportunity for sponsors and advertisers. Currently, our Company owned stores operate in approximately 40,000 square feet of retail space in desirable, high traffic locations.

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

Corporate Gaming Centers

As of February 28, 2022, we operate 17 corporate-owned retail Simplicity Esports Gaming Centers. We have engaged a national tenant representation real estate broker to assist in the strategic planning and negotiations for our future Simplicity Esports Gaming Center locations. We contemplate that new Simplicity Esports Gaming Centers will be funded by us as well as a combination of tenant improvement allowances from landlords and sponsorships. The Company intends to continue the expansion of its corporate owned esports gaming center footprint through the buildout of new esports gaming centers. The disruptions in commercial real estate caused by COVID-19 lockdowns have allowed the Company to strengthen its existing relationships with national landlords by signing new locations with percentage rent leases. We expect that future locations will range between 2,000 and 4,000 square feet and be primarily located inside of shopping malls.

Franchised Gaming Centers

Due to interest from potential franchisees, in 2019 we launched a franchising program to accelerate the expansion of our planned nationwide footprint. We sell specific franchise territories, through PLAYlive, and assist with the establishment and buildout of esports gaming centers to potential business owners that desire to use our branding, infrastructure and process to open and operate gaming centers. We currently operate 12 fully constructed franchise esports gaming centers. The 12 franchise owned gaming centers that we have acquired to date generated over $1 million of revenue in the fiscal year ended May 31, 2021, despite operating with limited capacity due to COVID-19 restrictions. Franchise revenue is generated from the sale of franchise territories, supplying furniture, equipment and merchandise to the franchisees for buildout of their centers, a gross sales royalty fee and a national marketing fee. We license the use of our branding, assist in identifying and negotiating commercial locations, assist in overseeing the buildout and development, provide access to proprietary software for point of sale, inventory management, employee training and other HR functions. Franchisees also have an opportunity to participate in our national esports tournament events, and benefit from the growing profile of our professional esports teams. Once an esports gaming center is opened, we provide operational guidance, support and use of branding elements in exchange for a monthly royalty fee calculated as 6% of gross sales. On January 1, 2020, we implemented a national marketing fee of 1% of gross sales. To date, we have sold five of these franchise territories. COVID-19 travel restrictions caused us to suspend the sale of new franchise territories from April 1, 2020. During this time, a pipeline of interested applicants has accumulated, and we anticipate new franchise territory sales over the next 12 months as a result.

The combination of the esports gaming centers, owned or franchised by Simplicity Esports LLC or PLAYlive, provides us with what we believe is one of the largest esports gaming center footprints in North America. All gaming centers in our footprint will be participating venues in our national esports tournaments.

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

Our Financial Position

For the three months ended February 28, 2022 and 2021, we generated revenues of $888,511 and $428,479, respectively, and reported net losses of $2,015,457 and 2,986,727, respectively.

For the nine months ended February 28, 2022 and 2021, we generated revenues of $2,637,166 and $925,626, respectively, and reported net losses of $8,446,927 and $4,671,520, respectively. For the nine months ended February 28, 2022 and 2021, we had cash flow used in operating activities of $2,477,014 and $818,173, respectively. As of February 28, 2022, we had an accumulated deficit of $20,586,755.

There is substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings.

Results of Operations

Summary of Statement of Operations for the Three and Nine Months Ended February 28, 2022 and 2020:

Revenue

For the three and nine months ended February 28, 2022 and 2021, revenues consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Revenues
Franchise royalties, fees and other	$114,317	$50,042	$273,628	$229,118
Company-owned stores and other	702,531	319,125	2,057,764	563,854
Esports revenue	71,663	59,312	305,774	132,654

Total Revenues	$888,511	$428,479	$2,637,166	$925,626

For the three months ended February 28, 2022, our revenues increased by $460,032, as compared to the three months ended February 28, 2021. For the nine months ended February 28, 2022, our revenues increased by $1,711,540, as compared to the nine months ended February 28, 2021. These increases were primarily due to the increase in both the number of Company owned stores and the increase in operating hours as COVID-19 restrictions changed during the period, coupled with increased tournament prize winnings in our esports revenue.

Cost of Goods Sold

Cost of goods sold for the three months ended February 28, 2022 and 2021 was $536,603 and $186,281, respectively, representing an increase of $350,322 primarily due to increased revenues. Cost of goods sold for the nine months ended February 28, 2022 and 2021 was $1,629,119 and $367,697, respectively, representing an increase of $1,261,422 primarily due to increased revenues, coupled with higher inventory write off costs on higher inventory balances and increased depreciation expense related to the increase in the number of Company owned stores.

Operating Expenses

Compensation and related benefits

Compensation and related benefits for the three months ended February 28, 2022 and 2021 was $777,992 and $2,041,922, respectively, representing a decrease of $1,263,930. Compensation and related benefits for the nine months ended February 28, 2022 and 2021 was $2,927,004 and $2,710,747, respectively, representing an increase of $216,257. Compensation and related benefits consist of salaries and stock-based compensation, health benefits and related payroll taxes. The increase was primarily due to the increase in the number of employees and higher stock-based compensation.

Professional fees

Professional fees for the three months ended February 28, 2022 and 2021 was $54,889 and $175,689, respectively, representing a decrease of $120,800. The decline in expenses was primarily due to reduced consulting fees in the quarter. Professional fees for the nine months ended February 28, 2022 and 2021 was $633,965 and $436,478, respectively, representing an increase of $197,487. Professional fees consist of costs for audits, accountants, attorneys, consultants and the costs for other experts. The increase is primarily due to the increase in accounting and audit fees as well as legal expenses related to the increase in debt.

General and Administrative Expenses

General and administrative expenses for the three months ended February 28, 2022 was $531,349, as compared to $450,136 for the three months ended February 28, 2021, representing an increase of $81,213. General and administrative expenses for the nine months ended February 28, 2022 was $1,407,171, as compared to $904,536 for the nine months ended February 28, 2021, representing an increase of $502,635. The increase was primarily due to the increase in the number of Company owned stores and the associated expenses (rent, utilities, computer expenses, insurance) to maintain the stores, coupled with increased amortization expense on higher intangible asset values.

Loss from Operations

For the three months ended February 28, 2022, loss from operations amounted to $1,012,322, as compared to $2,436,886 for the three months ended February 28, 2021, representing a decrease of $1,424,564. For the nine months ended February 28, 2022, loss from operations amounted to $3,960,093, as compared to $3,706,446 for the nine months ended February 28, 2021, representing an increase of $253,647.

Other Expense

For the three months ended February 28, 2022, other expense amounted to $1,003,135, as compared to $549,842 for the three months ended February 28, 2021, representing an increase of $453,293. The increase in other expenses was primarily attributable to an increase in interest expense of $454,542 related to an increase in debt and the amortization of debt discount.

For the nine months ended February 28, 2022, other expense amounted to $4,486,834, as compared to $965,075 for the nine months ended February 28, 2021, representing an increase of $3,521,769. The increase in other expenses was primarily attributable to an increase in interest expense of $1,861,244 related to an increase in debt and the amortization of debt discount, coupled with an increase in debt forgiveness expense of $1,733,916.

Net Loss

Net loss for the three months ended February 28, 2022 was $2,015,457, as compared to a net loss of $2,986,728 for the three months ended February 28, 2021, representing a decrease of $971,271. Net loss for the nine months ended February 28, 2022 was $8,446,927, as compared to $4,671,521 for the nine months ended February 28, 2021, representing an increase of $3,775,406.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $327,619 and $414,257 as of February 28, 2022, and May 31, 2021, respectively.

Our primary uses of cash have been for salaries, fees paid to third parties for professional services, computer and internet expenses, and general and administrative expenses. We have received funds from licensing fees, from Company-owned stores sales, and from various financing activities such as from the sale of our common shares and from debt financings. The following trends are reasonably likely to result in changes in our liquidity over the near to long term:

●	An increase in working capital requirements to finance our current business;

●	Addition of administrative and sales personnel as the business grows;

●	An increase in the costs of being a public company;

●	Increased marketing expense for building our brand; and

●	Increased capital requirements for the development of additional store locations.

Since inception, we have raised proceeds from the sale of common shares and from debt to fund our operations.

The following table shows a summary of our cash flows for the nine months ended February 28, 2022 and 2021.

	Nine Months Ended February 28,
	2022	2021
Net cash used in operating activities	$(2,477,014)	$(818,173)
Net cash used in investing activities	(352,725)	(8,949)
Net cash provided by financing activities	2,743,101	1,238,883
Net (decrease) increase in cash	$(86,638)	$411,762
Cash - beginning of the period	$414,257	$160,208
Cash - end of the period	$327,619	$571,969

Net Cash Used in Operating Activities:

Net cash flow used in operating activities for the nine months ended February 28, 2022 of $2,477,014 primarily reflected a net loss of $8,446,927, which was then adjusted for the add-back (deduction) of non-cash items, primarily consisting of depreciation of $245,817, amortization expense of $221,910 stock-based compensation expense of $1,407,175, non-cash interest expense related to debt of $2,612,798 an increase in deferred equity financing costs of $146,305, debt forgiveness expense of $1,771,301 an increase in common stock issued for services rendered of $407,883, and changes in operating assets and liabilities, consisting primarily of a decrease in accounts payable of $75,942, a decrease in accrued expenses of $112,132, an increase in prepaids of $267,959, an increase in prepaid franchise fees of $204,728, an increase in inventory of $96,567 and an increase in deferred revenue of $269,357 offset by a decrease in accounts receivable of $99,539.

Net Cash Used in Investing Activities:

Net cash used in investing activities was $352,725 for the nine months ended February 28, 2022, as compared net cash used in investing activities of $8,949 for the nine months ended February 28, 2021. During the nine months ended February 28, 2022, cash used for the property and equipment increased $343,776 compared to the nine months ended February 28, 2021.

Net Cash Provided by Financing Activities:

Net cash provided by financing activities was $2,743,101 for the nine months ended February 28, 2022, as compared to $1,238,883 for the nine months ended February 28, 2021. During the nine months ended February 28, 2022, we received net cash from notes payable of $4,009,318 and cash from the sale of warrants of $100,000, offset by the repayment of notes payable of $1,350,816 coupled with a net decrease of $14,801 related to the Company’s minority interest positions.

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

As reflected in the unaudited condensed consolidated financial statements, the Company has an accumulated deficit of $20,586,755, a working capital deficit of $2,548,029 and a net loss of $8,446,927 on February 28, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date that the unaudited financial statements are issued.

The Company has commenced operations and generates revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. Since that time, infections have been reported globally. Previously, certain federal, state and local governmental authorities issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. As a result, all of our corporate and franchised Simplicity gaming centers were closed effective April 1, 2020. We commenced reopening Simplicity gaming centers as of May 1, 2020 and have since reopened 17 corporate and 12 franchised locations. Although our franchise agreements with franchisees of Simplicity gaming centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity gaming centers are operating, there is a potential risk that franchisees of Simplicity gaming centers will default in their obligations to pay their minimum monthly royalty payment to us, resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to a franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. Additional and/or more restrictive orders, proclamations and/or directives may be issued in the future.

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

Contractual obligations

We do not have any long-term capital lease obligations, operating lease obligations or long-term liabilities, except as follows:

Operating Leases

We have long-term operating lease obligations and deferred revenues related to franchise fees to be recognized over the term of franchise agreements with our franchises, generally 10 years. We will begin to recognize deferred franchise fee revenue at the time a franchise commences operations.

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

During the nine months ended February 28, 2022 the Company paid the Holder a total of $865,000. The Company paid an interim payment due to the Holder in the amount of $225,000 towards the repayment of the balance of the Note in the amount of $90,909, towards the repayment of guaranteed interest in the amount of $109,091 and $25,000 as an amendment fee. In addition, the Company paid $130,000 towards the repayment of the balance of the Note in the amount of $58,500 and towards the guaranteed interest in the amount of $71,500 and in compliance with the renegotiated terms of an interim payment that was due on August 19, 2021 in the amount of $363,000, on September 30, 2021 the Company paid $500,000 towards the repayment of principal of the Note. On February 18, 2022 the Company paid $10,000 towards the repayment of principal of the Note and to extend the due date to March 18, 2022.

During the quarter ended February 28, 2022, the Company incurred $264,981 of interest expense related to the amortization of the debt discount on the Note. On February 28, 2022 the balance of the Note is $890,586 all of which is included in the current portion of convertible notes payable, net of debt discount which has been fully amortized

March 2021 FirstFire Global 12% Promissory Note and Securities Purchase Agreement

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

The Company is required to make an interim payment to FirstFire in the amount of $123,200, on or before September 10, 2021, towards the repayment of the balance of the March 10 FirstFire Note. On September 17, 2021, the Company issued a common stock purchase warrant for the purchase of 40,000 shares of the Company’s common stock to FirstFire as consideration for FirstFire entering into a first amendment to the March 10 FirstFire Note in order to delay an interim payment of OID and interest due under the March 10 FirstFire Note to the maturity date of such note. For the nine months ended n February 28, 2022, the Company recorded the fair value of the warrants in the amount of $248,547 and took a related interest expense charge of $248,547.

On October 1, 2021, the Company issued a three-year warrant to purchase 40,000 shares of the Company’s common stock at an exercise price of $10.73 per share to FirstFire as consideration for FirstFire entering into a second amendment to the March 10 FirstFire Note in order to remove the capital raising ceiling in such note. For the nine months r ended February 28, 2022, the Company recorded the fair value of the warrants in the amount of $201,351 and took a related interest expense charge of $201,351.

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

During the nine months ended February 28, 2022, the Company recognized $197,327 of interest expense related to the amortization of debt discount related to the FirstFire Note. On February 28, 2022, the balance of FirstFire Note is $551,262, all of which is included in the current portion of convertible notes payable, net of debt discount.

June 2021 FirstFire Global 12% Promissory Note and Securities Purchase Agreement

On June 11, 2021, the Company entered into a securities purchase agreement (the “June 11 FirstFire SPA”) dated as of June 10, 2021, with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which the Company issued a 12% promissory note (the “June 11 FirstFire Note”) with a maturity date of June 10, 2023 (the “FirstFire Maturity Date”), in the principal sum of $1,266,666. In addition, the Company issued 11,875 shares of its common stock to FirstFire as a commitment fee pursuant to the June 11 FirstFire SPA. Pursuant to the terms of the June 11 FirstFire Note, the Company agreed to pay to $1,266,666 (the “FirstFire Principal Sum”) to FirstFire and to pay interest on the principal balance at the rate of 12% per annum (provided that the first nine months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the FirstFire Note after 180 days from June 10, 2021). The June 11 FirstFire Note carries an original issue discount (“OID”) of $126,666. Accordingly, FirstFire paid the purchase price of $1,140,000 in exchange for the FirstFire Note. The Company intends to use the proceeds for working capital and to pay off an existing promissory note issued by the Company in favor of Maxim. FirstFire may convert the June 11 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the June 11 FirstFire Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by FirstFire upon, at the election of FirstFire, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $11.50 per share, as the same may be adjusted as provided in the June 11 FirstFire Note.

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

The Company recorded the June 11 FirstFire Note in the amount of $1,266,667 and a related debt discount of $1,266,667, interest payable of $76,000 and additional paid in capital of $1,053,999. On September 16, 2021, the Company made an interim payment to the FirstFire Note in the amount of $175,000. During the quarter ended February 28, 2022, the Company recorded interest expense of $240,041, which included $206,518 related to amortization of debt discount and accrued interest in the amount of $33,523. On February 28, 2022, the balance of the June 11 FirstFire Note is $329,966, all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

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

The Company recorded the GS Note in the amount of $333,333 and a related debt discount of $333,333, interest payable of $20,000 and additional paid in capital of $280,000. During the quarter ended February 28, 2022, the Company recorded interest expense of $65,482, which included $56,630 related to amortization of debt discount and accrued interest in the amount of $8,822. On February 28, 2022, the balance of the GS Note is $132,886, all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

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

The Company recorded the Jefferson Note in the amount of $333,333 and a related debt discount of $274,239, interest payable of $20,000 and additional paid in capital of $205,605. During the quarter ended February 28, 2022, the Company recorded interest expense of $48,796. On February 28, 2022, the balance of the Jefferson Note is $143,382, all of which is included in the long-term portion of convertible notes payable, net of debt discount.

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

The Company recorded the LV Note in the amount of $200,000 and a related debt discount of $200,000, additional paid in capital of $158,999 and guaranteed interest of $12,000. During the nine months ended February 28, 2022, the Company recorded interest expense of $49,042. On February 28, 2022, the balance of the LV Note is $49,041 all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

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

The Company recorded the LGH Note in the amount of $200,000, interest payable of $12,000 along with total debt discount of $ 38,500, related debt discount (“OID”) of $20,000 and origination fees of $6,500. During the quarter ended February 28,2022, the Company recorded interest expense of $13,718. On February 28, 2022, the balance of the LGH Note is $180,071, all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

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

The Company recorded the Ionic Note in the amount of $1,555,555 and a related debt discount of $1,555,555, and additional paid in capital of $1,306,665 and guaranteed interest of $93,333. During the nine months ended February 28, 2022, the Company recorded interest expense of $326,027. On February 28, 2022, the balance of the LV Note is $326,026 all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

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

The Company recorded the Secured Note One in the amount of $262,500 along with original issue discount (“OID”) of $12,500. Accordingly, the investor paid $250,000 in exchange for the Secured Note One. For the nine months ended February 28, 2022, the Company paid interest in the amount of $6,478 and on February 28, 2022 the balance of the Secured Note One is $160,650 all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

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

The Company recorded the Secured Note Two in the amount of $157,500 along with original issue discount (“OID”) of $7,500. Accordingly, the investor paid $150,000 in exchange for the Secured Note Two. For the nine months ended February 28, 2022 the Company paid interest in the amount of $3,887 and on February 28, 2022 the balance of the Secured Note Two is $96,390 all of which is included in the long-term portion of convertible notes payable, net of related debt discount.

Note Payable

On December 10, 2021, the Company entered into a related party transaction with Jed Kaplan, the Chairman of the Company and a more than 5% shareholder to provide a loan to the Company to provide additional operating funds for the subsidiary Simplicity One Brasil, LTDA. The principal amount of the loan was for $247,818, bearing interest at a rate of 5% and the entire amount of the principal is due on June 10, 2022. The loan may be repaid by the Company, without penalty, at any time. Should the Company fail to make the principal payment due, the loan will convert to a 17% equity stake in our subsidiary, Simplicity One Brazil, LTDA of which Jed Kaplan is already a 20% stakeholder.

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

The following describes principal activities, separated by major product or service, from which the Company generates its revenues:

Company-owned Store and Other

The Company-owned stores principally generate revenue from retail esports gaming centers. Revenues from Company-owned stores are recognized when the products are delivered, or the service is provided. Company-owned stores are typically in shopping malls with typical retail hours of operations. After hours, the Company also mines for crypto currency using the computer equipment at the company-owned stores. Crypto mining revenue is recognized as the mining occurs,

Franchise Revenues

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

The Company receives payments from franchisees in advance of all performance obligations having been met, including but not limited to franchise locations being opened. As certain conditions agreed to in these franchise agreements are performed, revenues are recognized. During the quarter the Company entered into a consulting agreement to provide services to a third party interested in opening a video games related store. The third party paid for such services and the Company has deferred this revenue until its obligations are fulfilled. These operating funds are included in the current portion of deferred revenues on the Balance Sheet.

Deferred costs include commissions paid to brokers related to the sale of specific new franchises which have not met revenue recognition criteria as of February 28, 2022. These costs are recognized in the same period as the initial franchise fee revenue is recognized.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of February 28, 2022.

Changes in Internal Control Over Financial Reporting

Except as set forth herein, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company has engaged a consultant to perform an independent review of its internal control over financial reporting. Based on this review, the Company has added a contractor with experience in SEC reporting to assist in the preparation and review of its SEC filings. In addition, the Company is in the process of hiring additional help for the accounting function.

The Company expects to implement changes to its internal control over financial reporting to enhance the evaluation of accounting transactions and its financial reporting process over the next year. The Company is in the process of hiring additional resources, either in the form of an independent contractor or as consultants to help identify processes that will strengthen our internal controls.

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

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. Since that time, infections have been reported globally. Previously, certain federal, state and local governmental authorities issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. As a result, all of our corporate and franchised Simplicity gaming centers were closed effective April 1, 2020. We commenced reopening Simplicity gaming centers as of May 1, 2020 and have since reopened 17 corporate and 12 franchised locations. Although our franchise agreements with franchisees of Simplicity gaming centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity gaming centers are operating, there is a potential risk that franchisees of Simplicity gaming centers will default in their obligations to pay their minimum monthly royalty payment to us, resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to a franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. Additional and/or more restrictive orders, proclamations and/or directives may be issued in the future.

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

The measures taken to date adversely impacted the Company’s business for the fiscal quarters ended February 28, 2022, November 30, 2021, August 31, 2021 and the fiscal year ended May 31, 2021 and will potentially continue to impact the Company’s business. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not sell any equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act, except as previously disclosed in our Current Reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Securities Purchase Agreement, dated March 21, 2022, by and between the Company and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.88 to pre-effective amendment No. 9 to the registrant’s registration statement on Form S-1 (File No. 333-237634) filed with the SEC on April 7, 2022).

10.2	Convertible Promissory Note, dated March 21, 2022, by the Company in favor of Ionic Ventures, LLC (incorporated by reference to Exhibit 10.89 to pre-effective amendment No. 9 to the registrant’s registration statement on Form S-1 (File No. 333-237634) filed with the SEC on April 7, 2022).

10.3	Common Stock Purchase Warrant, dated as of March 21, 2022, to Ionic Ventures, LLC (incorporated by reference to Exhibit 10.90 to pre-effective amendment No. 9 to the registrant’s registration statement on Form S-1 (File No. 333-237634) filed with the SEC on April 7, 2022).

10.4	Registration Rights Agreement, dated March 21, 2022, by and between the Company and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.91 to pre-effective amendment No. 9 to the registrant’s registration statement on Form S-1 (File No. 333-237634) filed with the SEC on April 7, 2022).

10.5	Securities Purchase Agreement, dated March 21, 2022, by and between the Company and FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 10.92 to pre-effective amendment No. 9 to the registrant’s registration statement on Form S-1 (File No. 333-237634) filed with the SEC on April 7, 2022).

10.6	Convertible Promissory Note, dated March 21, 2022 by the Company in favor of FirstFire Global Opportunities Fund (incorporated by reference to Exhibit 10.93 to pre-effective amendment No. 9 to the registrant’s registration statement on Form S-1 (File No. 333-237634) filed with the SEC on April 7, 2022).

10.7	Common Stock Purchase Warrant, dated as of March 21, 2022, to FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 10.94 to pre-effective amendment No. 9 to the registrant’s registration statement on Form S-1 (File No. 333-237634) filed with the SEC on April 7, 2022).

10.8	Registration Rights Agreement, dated March 21, 2022, by and between the Company and FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 10.95 to pre-effective amendment No. 9 to the registrant’s registration statement on Form S-1 (File No. 333-237634) filed with the SEC on April 7, 2022).

10.9	Securities Purchase Agreement, dated March 21, 2022, by and between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.96 to pre-effective amendment No. 9 to the registrant’s registration statement on Form S-1 (File No. 333-237634) filed with the SEC on April 7, 2022).

10.10	Convertible Promissory Note, dated March 21, 2022 by the Company in favor of GS Capital Partners, LLC (incorporated by reference to Exhibit 10.97 to pre-effective amendment No. 9 to the registrant’s registration statement on Form S-1 (File No. 333-237634) filed with the SEC on April 7, 2022).

10.11	Common Stock Purchase Warrant, dated as of March 21, 2022, to GS Capital Partners, LLC (incorporated by reference to Exhibit 10.98 to pre-effective amendment No. 9 to the registrant’s registration statement on Form S-1 (File No. 333-237634) filed with the SEC on April 7, 2022).

10.12	Registration Rights Agreement, dated March 21, 2022, by and between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.99 to pre-effective amendment No. 9 to the registrant’s registration statement on Form S-1 (File No. 333-237634) filed with the SEC on April 7, 2022).

10.13	Amendment No. 2 to Promissory Note and Securities Purchase Agreement dated March 16, 2022, by and between the Company and Labrys Fund, LP (incorporated by reference to Exhibit 10.100 to pre-effective amendment No. 9 to the registrant’s registration statement on Form S-1 (File No. 333-237634) filed with the SEC on April 7, 2022).

10.14	Amendment and Waiver Pursuant to Convertible Promissory Note dated March 16, 2022, by and between the Company and LGH Investments, LLC (incorporated by reference to Exhibit 10.101 to pre-effective amendment No. 9 to the registrant’s registration statement on Form S-1 (File No. 333-237634) filed with the SEC on April 7, 2022).

10.15	Amendment and Waiver Pursuant to Convertible Promissory Note dated March 16, 2022, by and between the Company and Lucas Ventures, LLC (incorporated by reference to Exhibit 10.102 to pre-effective amendment No. 9 to the registrant’s registration statement on Form S-1 (File No. 333-237634) filed with the SEC on April 7, 2022).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLICITY ESPORTS AND GAMING COMPANY

Dated: April 14, 2022	By:	/s/ Nancy Hennessey
	Name:	Nancy Hennessey
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)

