Form 10-K
period 2022-05-31
SIMPLICITY ESPORTS & GAMING Co
filed 2022-09-27
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2022

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

As of November 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for a share of common stock on November 30, 2021 as reported on the OTCQB market tier of $7.00, was approximately $8,848,448.

As of September 26, 2022, there were 3,158,161 shares of common stock, par value $0.0001, of the registrant issued and outstanding.

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

Unless the context otherwise requires, “we,” “us,” or “the Company” refers to Simplicity Esports and Gaming Company and its consolidated subsidiaries. “Simplicity Esports LLC” means our wholly owned subsidiary, Simplicity Esports, LLC, a Florida limited liability company, and its consolidated subsidiaries. “Simplicity One” means our 76% owned subsidiary, Simplicity One Brasil Ltda, a Brazilian limited liability company, and its consolidated subsidiaries. “Smaaash Private” means Smaaash Entertainment Private Limited, a private limited company incorporated under the laws of India, and its consolidated subsidiaries. Unless otherwise noted, the share and per share information herein reflects a reverse stock split of the outstanding common stock of the Company at a 1-for-8 ratio, which was effected on November 20, 2020.

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

Although official competitions have long been a part of video game culture, participation and spectatorship of such events have seen a global surge in popularity over the last few years with the rapid growth of online streaming. The advent of online streaming technology has turned esports into a global industry that includes professional players and teams competing in major events that are simultaneously watched in person in stadiums, and by online viewers, which regularly exceed 1,000,000 viewers for major tournaments. According to the Sports Business Journal, the 2022 League of Legends® World Championships had peak concurrent viewership of more than 73 million online. Much like how there is a worldwide gaming market for the sports industry, there has now developed a worldwide gaming market for the esports industry. The impact has been so significant that many video game developers are now building features into their games designed to facilitate competition.

Business Overview

We are a global esports organization, that is capitalizing on the growth in esports through two business units: Simplicity Esports, LLC (“Simplicity Esports LLC”) and PLAYlive Nation, Inc. (“PLAYlive”). During the fiscal year ended May 31, 2022, we also had a third business unit: Simplicity One Brasil Ltda (“Simplicity One”). During the first quarter of the fiscal year ending May 31, 2023, in an effort to focus on business operations that were currently profitable, the Company sold its League of Legends franchise asset, and exited business operations in Brazil. Funding the Brazilian business operations created a monthly cash burn of approximately $45,000. The Company sold the franchise asset to Brazilian esports organization Los Grandes for total consideration of 1,920,000 Brazilian Reais (approximately $362,000) to be paid in five equal quarterly installments.

Our Esports Teams

We own and manage multiple professional esports teams. Revenue is generated from prize winnings, corporate sponsorships, advertising, league subsidy payments and potential league revenue sharing payments from the publishers of video games.

Through our wholly owned subsidiary, Simplicity Esports LLC, we own and manage multiple professional esports teams competing in games such as Heroes of the Storm. We are committed to growing and enhancing the esports industry, fostering the development of amateurs to compete professionally and signing established professional gamers to support their paths to greater success.

In addition, from January 2020 to July 2022, we managed Flamengo eSports, one of the leading Brazilian League of Legends® teams competing in the top tier league CBLoL, through our 76% owned subsidiary, Simplicity One. In July 2022, in an effort to focus on business operations that were currently profitable, the Company sold its League of Legends franchise asset, and exited business operations in Brazil. Funding the Brazilian business operations created a monthly cash burn of approximately $45,000. The Company sold the franchise asset to Brazilian esports organization Los Grandes for total consideration of 1,920,000 Brazilian Reais (approximately $362,000) to be paid in five equal quarterly installments.

Online Tournaments

In response to demand from customers for online esports tournaments which was likely triggered by the social distancing protocols attendant to the COVID-19 pandemic, we introduced in March 2020 an initiative of online esports tournaments. Since March 2020, through our wholly owned subsidiary, Simplicity Esports LLC, we had been holding online esports tournaments in the United States. As of August 2022, we have temporarily ceased organizing online tournaments while focusing on expense reduction and operational efficiency.

Our Gaming Centers

As of May 31, 2022, we had 29 operational locations (17 corporate locations and 12 franchise locations), through our subsidiaries throughout the U.S., giving casual gamers the opportunity to play in a social setting with other members of the gaming community. Subsequent to the 2022 fiscal year end, the Company closed 12 of its 17 corporate owned esports gaming center locations. The Company continues to operate five corporate owned locations and 12 franchisee owned locations. Management is exploring strategic alternatives, including merger and acquisition opportunities, and is focused on high margin, lower capital expenditure business strategies in the esports gaming industry, with a goal of being cash flow positive in the next 12 to 24 months.

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

Our business plan encompasses a brick-and-click physical and digital approach to further recognize revenue from all verticals, which we believe to be unique in the industry. The physical centers, together with our esports teams, lifestyle brand and marketing campaigns offer opportunities for additional revenue via strategic partnerships with both endemic and non-endemic brands. Our ultimate goal is to further engage a diverse fan base with a 360-degree approach driving traffic to both our digital platform, tournaments (online and in-person), and physical real estate to maximize the monetization opportunities with these relationships. In addition, we have proprietary intellectual capital, fan engagement strategies and brand development blueprints which complement our publicly available information.

Optimally, the esports gaming centers of Simplicity Esports LLC (“Simplicity Esports Gaming Centers”) measure between 2,000 and 4,000 square feet, with dozens of gaming stations. The Simplicity Esports Gaming Centers feature cutting edge technology, futuristic aesthetic décor and dynamic high-speed gaming equipment. We believe our brick-and-click strategy will present attractive opportunities for sponsors and advertisers to connect with our audience, creating an intriguing monetization opportunity for sponsors and advertisers. As of September 26, 2022, our corporate owned stores operate in approximately 40,000 square feet of retail space in desirable, high traffic locations.

Creating content that engages fans, sponsors and developers, while promoting our brand is one of our primary goals. In August 2021, we announced a partnership with Television Korea 24 (“ESTV”) to provide esports and gaming content for their 24-7 live linear channel around the world. ESTV can be viewed in over 45 countries, including the U.S. We seek to reach a broad demographic encompassing the casual, amateur and professional gaming community. Our philosophy is to enhance our footprint for both endemic and non-endemic partnerships. We believe we possess a deep perception of our markets and understand the new age of branding while maintaining authenticity to the gaming community that comprises our fanbase.

As a result of COVID-19 (discussed below), all of our corporate and franchised Simplicity Esports Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Esports Gaming Centers on May 1, 2020 and subsequently reopened 16 corporate and 12 franchised Simplicity Esports Gaming Centers. Subsequent to the 2022 fiscal year end, the Company closed 12 of its 17 corporate owned esports gaming center locations. The Company continues to operate five corporate owned locations and 12 franchisee owned locations. See “Risk Factors—Public health epidemics or outbreaks, such as COVID-19, could materially and adversely impact our business.”

Corporate Gaming Centers

As of May 31, 2022, we operated 17 corporate-owned retail Simplicity Esports Gaming Centers. Subsequent to the 2022 fiscal year end, the Company closed 12 of its 17 corporate owned esports gaming center locations. The Company continues to operate five corporate owned locations and 12 franchisee owned locations. Management is exploring strategic alternatives, including merger and acquisition opportunities, and is focused on high margin, lower capital expenditure business strategies in the esports gaming industry, with a goal of being cash flow positive in the next 12 to 24 months.

Franchised Gaming Centers

Due to interest from potential franchisees, in 2019 we launched a franchising program to accelerate the expansion of our planned nationwide footprint. We sell specific franchise territories, through our wholly owned subsidiary PLAYlive, and assist with the establishment and buildout of esports gaming centers to potential business owners that desire to use our branding, infrastructure and process to open and operate gaming centers. We currently operate 12 fully constructed franchise esports gaming centers. Franchise revenue is generated from the sale of franchise territories, supplying furniture, equipment and merchandise to the franchisees for buildout of their centers, a gross sales royalty fee and a national marketing fee. We license the use of our branding, assist in identifying and negotiating commercial locations, assist in overseeing the buildout and development, provide access to proprietary software for point of sale, inventory management, employee training and other HR functions. Franchisees also have an opportunity to participate in our national esports tournament events. Once an esports gaming center is opened, we provide operational guidance, support and use of branding elements in exchange for a monthly royalty fee calculated as 6% of gross sales. Prior to selling a franchise, among other things, the Company is required to provide a potential franchisee with a franchise disclosure document. We do not currently have an active franchise disclosure document for 2022.

The combination of the esports gaming centers, owned or franchised by our wholly owned subsidiaries Simplicity Esports LLC or PLAYlive, provides us with what we believe is one of the largest esports gaming center footprints in North America.

Franchise Roll Up Strategy

We began implementing a franchise roll-up strategy in July 2020 because of the disruption caused by COVID-19 related stay-at-home orders, and the disruption it caused to the commercial real estate market. The reduction in revenues for some franchisees because of stay-at-home orders, and government mandates to remain closed created significant accrued rent payments due to landlords. We have been able to come to terms with many franchisees to acquire the assets of their gaming centers and make them corporate owned. We have simultaneously negotiated new leases with some of the largest national mall chains, including Simon Property Group and Brookfield Asset Management, and are in the process of negotiating additional locations with other landlords. The new leases involve significant reductions in or elimination of fixed rent and the addition of percentage of revenues rent terms.

Our Stream Team

The Simplicity Esports LLC stream team encompasses commentators (commonly known as “casters”), influencers and personalities who connect to a dedicated fan base. Our electric group of live personalities represent our organization to the fullest with their own unique style. We are proud to support and present a diverse group of gamers as we engage fans across a multitude of esports genres. Our Twitch affiliation has enabled our stream team to reach a broad fan base. Additionally, we have created several niches within the streaming community which has enabled us to engage fans within certain titles on a 24/7 basis. Through Simplicity Esports LLC, we have begun to implement a unique approach to ensure the ultimate fan friendly esports experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community and we plan to use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry.

COVID-19

As a result of COVID-19, all of our corporate and franchised Simplicity Esports Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Esports Gaming Centers on May 1, 2020 and subsequently reopened 16 corporate and 12 franchised Simplicity Gaming Centers, the majority of which are operating at restricted capacity based on local COVID-19 regulations. Subsequent to May 31, 2022, the Company closed 12 of its 17 corporate owned esports gaming center locations. The Company continues to operate five corporate owned locations and 12 franchisee owned locations. Although our franchise agreements with franchisees of Simplicity Esports Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Esports Gaming Centers are operating, a limited number of the franchisees of Simplicity Esports Gaming Centers have defaulted on their obligations to pay their minimum monthly royalty payment to us. This has resulted in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. As of May 31, 2022, we have recorded an allowance for doubtful accounts of approximately $39,000 and have written off $4,000, partly in conjunction with taking back certain franchises and converting them to Company owned stores. Notwithstanding our efforts to support franchisees and still collect on receivables, it is unclear exactly how much of the increase in accounts receivables is attributable to the impact of COVID-19. We have waived the minimum monthly royalty payment obligations from July 2020 through present day and are instead billing the franchisees a true-up of 6% of gross sales without a minimum. We continue to assess possible similar accommodations to the franchisees in light of the impact of COVID-19. Additionally, the disruptions in commercial real estate caused by COVID-19 lockdowns have allowed the Company to strengthen its existing relationships with national landlords by signing new locations with percentage rent leases.

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

The measures taken to date adversely impacted the Company’s business during the year ended May 31, 2022 and will potentially continue to impact the Company’s business. Management observes that all business segments continue to be impacted by reduced foot traffic that began as a result of COVID-19 lockdowns and has continued as consumer habits have changed.

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

Master Franchise Agreement

Under the Master Franchise Agreement, Smaaash Private granted to the Company an exclusive right to establish and operate Smaaash Centers (as defined under the Master Franchise Agreement) and to sublicense the right to establish and operate Smaaash Centers to third party franchisees, and a license to use the products and other services developed by Smaaash Private with respect to the Smaaash Centers, in the United States (“Territory”). Further, Smaaash Private has granted to the Company the limited license to use the Trademarks of Smaaash Private (as set out in the Master Franchise Agreement) for the purposes of establishing and operating the Smaaash Centers in the Territory. The Master Franchise Agreement was executed on an arms’ length basis between Smaaash Private and the Company.

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

Shift of Business Focus to Esports Gaming

Following the January 2019 acquisition of Simplicity Esports LLC described below, we determined to shift our primary business focus to esports gaming. Accordingly, we did not generate any revenues from Smaaash in 2019. The Master Franchise Agreement, as amended, and the Master Distribution Agreement continue in full force and effect, however, and we may now or in the future pursue Smaaash Private business opportunities.

Polar and K2

On November 2, 2018, the Company entered into a stock purchase agreement with each of Polar Asset Management Partners Inc. (“Polar”) and K2 Principal Fund L.P. (“K2”), pursuant to which Polar and K2 agreed to sell up to 61,250 and 27,500 shares, respectively, of the Company’s common stock to the Company 30 days after the consummation of the transactions at a price of $89.84 contemplated by the share subscription agreement with Smaaash Private.

On December 20, 2018, the Company, Polar, K2 and the escrow agent, entered into an Amendment (the “Amendment”), pursuant to which, among other things, the stock purchase agreements with Polar and K2 were amended to (x) reduce the purchase price per share payable by the Company at the closing of the stock sales from $89.84 per share to (1) first $48.00 per share up to 20% of the original number of Shares (as defined in the respective Purchase Agreement), (2) then $40.00 per remaining share up to 20% of the original number of Shares, (3) then $32.00 per remaining share up to 20% of the original number of Shares, (4) then $24.00 per remaining Share up to 20% of the original number of Shares, and (5) then $16.00 per remaining Share up to 20% of the original number of Shares, (y) to extend the outside date of the closing of the stock sales until January 18, 2019, and (z) to authorize the issuance of $3,542,700 and $1,590,600 from the escrow account to Polar and K2, respectively, as partial payment for the Shares prior to the final closing of the stock sales.

The Amendment also included provisions regarding the reduction of the exercise price and amendment of redemption provisions of the Company’s public warrants and private placement warrants. On August 18, 2019, the Company held a special meeting of its public warrant holders to approve the foregoing. However, these proposals were not approved by the requisite votes.

Registration Rights

Pursuant to a registration rights agreement the Company entered into with its initial stockholders and initial purchasers of the Private Units (and constituent securities) at the closing of the Initial Public Offering, the Company is required to register certain securities for sale under the Securities Act. These holders are entitled under the registration rights agreement to make up to three demands that the Company register certain of its securities held by them for sale under the Securities Act of 1933, as amended (the “Securities Act”) and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by the Company. The Company will bear the costs and expenses of filing any such registration statements.

Unit Purchase Option

The Company sold to the underwriters (and/or their designees), for $100, an option to purchase up to a total of 250,000 Units (which increased to 260,000 Units upon the partial exercise of the underwriters’ over-allotment option), exercisable at $11.50 per Unit (or an aggregate exercise price of $2,990,000) upon the closing of the Initial Public Offering. The UPO may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the registration statement relating to the Initial Public Offering and the closing of the Company’s initial Business Combination and terminating on the fifth anniversary of such effectiveness date (i.e. November 20, 2023). The Units issuable upon exercise of this UPO are identical to those offered in the Initial Public Offering, except that the exercise price of the warrants underlying the Units sold to the underwriters is $13.00 per share.

Acquisition of Simplicity Esports, LLC

In connection with the Company’s January 2019 acquisition of Simplicity Esports, LLC, the sellers received an aggregate of 37,500 shares of common stock at the closing on January 4, 2019, an additional aggregate of 87,500 shares of common stock on January 7, 2019 and the remaining 250,000 shares in March 2019.

In connection with the acquisition of Simplicity Esports, LLC, on January 2, 2019, the Company filed a Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation (the “Certificate Amendment”) with the Delaware Secretary of State to change the Company’s name from “Smaaash Entertainment, Inc.” to “Simplicity Esports and Gaming Company.” In addition, the Company changed the ticker symbols of its common stock and public warrants to “WINR” and “WINRW,” respectively, and commenced trading of its common stock and public warrants under such new ticker symbols on the OTCQB on January 10, 2019.

During the year ended May 31, 2021, the Company applied for and received two loans payable under the Payroll Protection Plan (“PPP”). The first loan was for $83,000 and the second loan was for $41,000. During the fiscal year ended May 31, 2022, the Company applied for and was granted loan forgiveness for the first of the PPP loans. As of May 31, 2022, the Company has one outstanding PPP loan in the amount of $41,000. The Company has applied for permanent relief for the second loan payable under the PPP federal guidelines.

Debt Obligations

The table below presents the Company’s outstanding debt balances as of the fiscal years ended May 31, 2022, and May 31, 2021:

	Convertible Promissory Notes	Secured Promissory Notes	Related Party Debt	Short Term Note Payable
Principal Balance as of May 31, 2021	$3,260,000	$-	$-	$82,235
Carrying Value as of May 31, 2021	2,211,097	-	-	82,235
Principal
Borrowings	4,273,889	420,000	247,818	-
Repayments	(1,984,409)	(213,228)	-	(40,500)
Conversions	(188,133)	-	-	-
Totals	5,361,347	206,772	247,818	41,735
Unamortized Debt Issuance Costs, Beneficial Conversion Feature, and Warrant Discount
Beginning Balance	(1,048,903)	-	-	-
Additions	(4,100,371)	(155,246)	-	-
Accretion	2,881,322	18,110	-	-
Ending Balance	$(2,267,952)	$(137,136)	$-	$-

Principal Balance as of May 31, 2022	$5,361,347	$206,772	$247,818	$41,735
Carrying Value as of May 31, 2022	3,093,395	69,636	247,818	41,735
Net of Short-Term Portion	1,548,351	-	247,818	41,735
Long Term Portion	$1,545,044	$69,636	$-	$-

Scheduled principal maturities of the Company’s outstanding debt over the next five fiscal years is as follows:

Fiscal year ending May 31,
2023	$2,113,439
2024	3,618,061
2025	46,735
2026	51,629
2027	27,808
Thereafter	-
$5,857,672

Convertible Promissory Notes

Series A-2 Exchange Convertible Note

On or about December 20, 2018, the Company issued a Series A-2 exchange convertible note in the original principal amount of $1,000,000 (the “Series A-2 Note”) to Maxim Group LLC (“Maxim”). The Series A-2 Note accrued interest at a rate of 2.67% per annum, matured on June 20, 2020, and had an initial conversion price of $15.44 per share, subject to certain adjustments.

On June 4, 2020, $100,000 in principal was converted into 10,738 shares of common stock.

On June 18, 2020, the Company and Maxim entered into the first amendment to the Series A-2 Note (the “First Amendment”), pursuant to which the parties agreed to the following: (i) Maxim’s resale of the Company’s common stock underlying the Series A-2 Note shall be limited to 10% of the daily volume of the common stock on each respective trading day, (ii) the maturity date of the Series A-2 Note was extended to December 31, 2020, (iii) the principal amount of the Series A-2 Note was increased by $100,000 and (iv) the conversion price was reduced from $15.44 per share to $9.20 per share.

On December 31, 2020, the Company and Maxim entered into a second amendment to the Series A-2 Note to extend the maturity date of Series A-2 Note to February 15, 2021.

On April 14, 2021, the Company and Maxim entered into the third amendment to the Series A-2 Note with Maxim pursuant to which the parties agreed to the following:

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

On August 4, 2021, the Company and Maxim entered into the fourth amendment (the “Fourth Amendment”) to the Series A-2 Note pursuant to which the parties agreed that all obligations under the Series A-2 Note, as amended, shall be extinguished, and the Series A-2 Note, as amended, shall be deemed repaid in its entirety, upon the satisfaction of the following obligations: (i) the Company’s payment of $500,000 to Maxim, (ii) the Company’s issuance of 20,000 restricted shares of the Company’s common stock to Maxim, and (iii) the Company’s issuance of a common stock purchase warrant to Maxim for the purchase of 365,000 shares of the Company’s common stock at an exercise price of $13.00 per share.

As of the effective date of the Fourth Amendment, the principal balance of the Series A-2 Note totaled $1,250,000 with associated accrued interest of $81,508. The fair market value of the common stock was $191,202, and the fair market value of the warrants, estimated utilizing the Black-Scholes option-pricing model, was $2,668,610. The combination of the fair market value of the common stock and warrants, as well as the cash consideration, resulted in a loss on extinguishment of debt in the amount of $2,028,304.

During the fiscal year ended May 31, 2022, the Company recognized interest expense in the amount of $5,614 related to the Series A-2 Note. The Series A-2 Note was repaid during the fiscal year ended May 31, 2022. Accordingly, no amount of principal or interest was due as of May 31, 2022.

February 19, 2021 Labrys 12% Convertible Promissory Note

On February 19, 2021, the Company entered into a securities purchase agreement (the “Labrys SPA”) with Labrys Fund LP (“Labrys”), an accredited investor, pursuant to which the Company issued a 12% convertible promissory note (the “Labrys Note”) with a maturity date of February 19, 2022 (the “Labrys Maturity Date”), in the principal sum of $1,650,000. In addition, the Company issued 10,000 shares of its common stock to Labrys as a commitment fee pursuant to the Labrys SPA. Pursuant to the terms of the Labrys Note, the Company agreed to pay to $1,650,000 (the “Labrys Principal Sum”) to Labrys and to pay interest on the principal balance at the rate of 12% per annum (provided that the first twelve months of interest shall be guaranteed). The Labrys Note carries an original issue discount of $165,000 (“Labrys OID”). Accordingly, the Company received net proceeds of $1,485,000 that it used for its operational expenses and the repayment of certain existing debt obligations. Labrys may convert the Labrys Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Note) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.

The Company may prepay the Labrys Note at any time prior to the date that an Event of Default (as defined in the Labrys Note) (each an “Labrys Event of Default”) occurs at an amount equal to 100% of the Labrys Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium). The Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Labrys Note or Labrys SPA.

Upon Labrys’s provision of notice to the Company of the occurrence of any Labrys Event of Default, which has not been cured within five calendar days, the Labrys Note shall become immediately due and payable and the Company shall pay to Labrys, in full satisfaction of its obligations hereunder, an amount equal to the Labrys Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Labrys Event of Default, additional interest will accrue from the date of the Labrys Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law.

As of March 16, 2022, the Company and Labrys entered into an amendment (the “Labrys Amendment”) to the Labrys SPA and the Labrys Note, as amended. Pursuant to the terms of the Labrys Amendment, the maturity date of the Labrys Note was extended to the earlier of (i) September 15, 2022, and (ii) the date that the Company’s common stock is listed on the Nasdaq Stock Market or the New York Stock Exchange. In addition, the Labrys Note was amended to provide that Labrys has the right, at any time on or following the date that an event of default occurs under the Labrys Note, as amended, to convert all or any portion of the then outstanding and unpaid principal and interest into common stock, subject to a 4.99% equity blocker. In the Labrys Amendment, the parties also agreed that the Company has already received cash proceeds in excess of the $2,000,000 minimum threshold referenced in the Labrys Note. Pursuant to the terms of the Labrys Amendment, Labrys waived its rights to receive any portion of the next $750,000 of cash proceeds received by the Company to the extent that such amounts are received by the Company between March 15, 2022 and April 9, 2022.

Upon the issuance of the March 2022 FirstFire Note (as defined below), March 2022 GS Note (as defined below), and March 2022 Ionic Note (as defined below) described below, the conversion price of the Labrys Note was reduced from $11.50 per share to $1.00 per share.

During the fiscal years ended May 31, 2022 and 2021, the Company made principal repayments of $659,409 and $100,000, respectively. During the fiscal year ended May 31, 2022, the Company recognized $904,803 in total interest expense associated with the Labrys Note, comprised of $61,965 in cash interest payments and $842,838 in accretion expense related to the debt discount. As of May 31, 2022, the carrying value and face value of the Labrys Note was $890,591 as the debt discount was full accreted by that date.

March 2021 FirstFire Global 12% Convertible Promissory Note

On March 10, 2021, the Company, entered into a securities purchase agreement (the “March 2021 FirstFire SPA”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “FirstFire”), pursuant to which the Company issued a 12% convertible promissory note (“March 2021 FirstFire Note”) with a maturity date of March 10, 2022, in the principal sum of $560,000. The Company received net proceeds of $130,606, net of an original issue discount of $56,000 (“March 2021 FirstFire OID”), net of origination fees of $8,394, and the repayment of principal and interest of $365,000 on an existing debt obligation owed to FirstFire. In addition, the Company issued 3,394 shares of its common stock to the FirstFire as a commitment fee pursuant to the March 2021 FirstFire SPA. Pursuant to the terms of the March 2021 FirstFire Note, the Company agreed to pay to $560,000 (the “March 2021 FirstFire Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum (provided that the first twelve months of interest shall be guaranteed). The FirstFire may convert the March 2021 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the March 2021 FirstFire Note) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments. Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the March 2021 FirstFire Note was reduced from $11.50 per share to $1.00 per share.

The Company may prepay the March 2021 FirstFire Note at any time prior to the date that an Event of Default (as defined in the March 2021 FirstFire Note) (each an “March 2021 FirstFire Event of Default”) occurs at an amount equal to 100% of the March 2021 FirstFire Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium). The March 2021 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the March 2021 FirstFire Note or March 2021 FirstFire SPA.

Upon FirstFire’s provision of notice to the Company of the occurrence of any March 2021 FirstFire Event of Default, which has not been cured within 5 calendar days, the March 2021 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the March 2021 FirstFire Principal Sum then outstanding plus accrued interest multiplied by 125% (the “March 2021 FirstFire Default Amount”). Upon the occurrence of a March 2021 FirstFire Event of Default, additional interest will accrue from the date of the March 2021 FirstFire Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law.

The Company was required to make an interim payment to FirstFire in the amount of $123,200, on or before September 10, 2021, towards the repayment of the balance of the March 2021 FirstFire Note. On September 17, 2021, the Company issued to FirstFire a three-year common stock warrant to purchase of 40,000 shares of the Company’s common stock at an exercise price of $10.73 per share as consideration for FirstFire entering into a first amendment to the March 2021 FirstFire Note in order to delay this interim payment. Upon the issuance of the warrants, the Company recorded the fair value of the warrants in the amount of $248,547 and took a related interest expense charge of $248,547.

On October 1, 2021, the Company issued to FirstFire a second three-year common stock warrant to purchase 40,000 shares of the Company’s common stock at an exercise price of $10.73 per share as consideration for FirstFire entering into a second amendment to the March 2021 FirstFire Note in order to remove the capital raising ceiling in such note. Upon the issuance of the warrants, the Company recorded the fair value of the warrants in the amount of $201,351 and took a related interest expense charge of $201,351.

On April 29, 2022, FirstFire converted $50,000 of the outstanding principal balance of the March 2021 FirstFire Note at an adjusted conversion price of $1.00 per share. At conversion, the Company issued 50,000 shares of common stock to FirstFire at a fair market value of $2.20 per share and recognized a loss on debt extinguishment of $60,000.

During the fiscal year ended May 31, 2022, the Company recognized $206,065 of interest expense related to the amortization of debt discount related to the March 2021 FirstFire Note. As of May 31, 2022, the carrying value and face value of the March 2021 FirstFire Note was $510,000 as the debt discount was full accreted by that date.

June 2021 FirstFire Global 12% Convertible Promissory Note

On June 11, 2021, the Company entered into a securities purchase agreement (the “June 2021 FirstFire SPA”) with FirstFire, pursuant to which the Company issued (i) a 12% convertible promissory note (the “June 2021 FirstFire Note”) in the principal sum of $1,266,666 (the “June 2021 FirstFire Principal Sum”), (ii) 11,875 shares of its common stock as a commitment fee (“June 2021 FirstFire Commitment Shares”), and (iii) a three-year warrant (“June 2021 FirstFire Warrant”) to purchase 593,750 shares of the Company’s common stock at an exercise price of $10.73 per share, subject to certain adjustments.

The following are the material terms of the June 2021 FirstFire SPA and June 2021 FirstFire Note:

●	The June 2021 FirstFire Note matures on June 10, 2023 (the “June 2021 FirstFire Maturity Date”).
●	At its election, FirstFire may convert the June 2021 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the June 2021 FirstFire Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the June 2021 Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the June 2021 FirstFire Note after 180 days from June 10, 2021.
●	The June 2021 FirstFire Note carries an original issue discount of $126,666 (“June 2021 FirstFire OID”).
●	The Company may prepay the June 2021 FirstFire Note at any time prior to maturity in accordance with the terms of the June 2021 FirstFire Note.
●	The June 2021 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the June 2021 FirstFire Note or the June 2021 FirstFire SPA. Upon the occurrence of any event of default (as defined in the June 2021 FirstFire Note) which has not been cured within three calendar days, the June 2021 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the June 2021 FirstFire Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the June 2021 FirstFire SPA, the June 2021 FirstFire Commitment Shares and the shares underlying the June 2021 FirstFire Note and June 2021 FirstFire Warrant carry standard registration rights.

Upon issuance of the June 2021 FirstFire Note, the Company received net proceeds of $1,140,000 and used such proceeds for working capital and to pay off an existing promissory note issued by the Company in favor of Maxim. Upon issuance of the June 2021 FirstFire Commitment Shares, the June 2021 FirstFire Note, and the June 2021 First Fire Warrant, the Company allocated the $1,140,000 in net proceeds received between the fair market value of the June 2021 FirstFire Commitment Shares, the beneficial conversion feature of the June 2021 FirstFire Note, and the June 2021 FirstFire Warrant. The fair value of the June 2021 FirstFire Commitment Shares was $22,949; the fair value of the beneficial conversion feature of the June 2021 FirstFire Note was $174,851; and the fair value of the June 2021 FirstFire Warrant was $942,200. The combination of these three components as well as the June 2021 FirstFire OID resulted in a total debt discount at issuance of $1,266,667 which is accreted over the term of the June 2021 FirstFire Note.

On September 16, 2021, the Company made an interim payment on the June 2021 FirstFire Note in the amount of $175,000.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the June 2021 FirstFire Note was reduced from $11.50 per share to $1.00 per share.

During the fiscal year ended May 31, 2022, the Company recorded interest expense of $978,379, which included $705,879 related to the accretion of the debt discount and accrued interest in the amount of $272,500. As of May 31, 2022, the carrying value of the June 2021 FirstFire Note was $530,879, net of $560,788 in unaccreted debt discount.

June 2021 GS Capital Securities 12% Convertible Promissory Note

On June 16, 2021, the Company entered into a securities purchase agreement (the “June 2021 GS SPA”) with GS Capital Partners, LLC (“GS”), pursuant to which the Company issued (i) a 12% convertible promissory note (the “June 2021 GS Note”) in the principal sum of $333,333 (the “June 2021 GS Principal Sum”), (ii) 3,125 shares of its common stock as a commitment fee (“June 2021 GS Commitment Shares”), and (iii) a three-year warrant (“June 2021 GS Warrant”) to purchase 156,250 shares of the Company’s common stock at an exercise price of $10.73 per share, subject to certain adjustments.

The following are the material terms of the June 2021 GS SPA and June 2021 GS Note:

●	The June 2021 GS Note matures on June 10, 2023 (the “June 2021 GS Maturity Date”).
●	At its election, GS may convert the June 2021 GS Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the June 2021 GS Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the June 2021 GS Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the June 2021 GS Note after 180 days from June 10, 2021.
●	The June 2021 GS Note carries an original issue discount of $33,333 (“June 2021 GS OID”).
●	The Company may prepay the June 2021 GS Note at any time prior to maturity in accordance with the terms of the June 2021 GS Note.
●	The June 2021 GS Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the June 2021 GS Note or the June 2021 GS SPA. Upon the occurrence of any event of default (as defined in the June 2021 GS Note) which has not been cured within three calendar days, the June 2021 GS Note shall become immediately due and payable and the Company shall pay to GS, in full satisfaction of its obligations hereunder, an amount equal to the June 2021 GS Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the June 2021 GS SPA, the June 2021 GS Commitment Shares and the shares underlying the June 2021 GS Note and June 2021 GS Warrant carry standard registration rights.

Upon issuance of the June 2021 GS Note, the Company received net proceeds of $300,000 and used such proceeds for working capital. Upon issuance of the June 2021 GS Commitment Shares, the June 2021 GS Note, and the June 2021 GS Warrant, the Company allocated the $300,000 in net proceeds received between the fair market value of the June 2021 GS Commitment Shares, the beneficial conversion feature of the June 2021 GS Note, and the June 2021 GS Warrant. The fair value of the June 2021 GS Commitment Shares was $5,963; the fair value of the beneficial conversion feature of the June 2021 GS Note was $53,899; and the fair value of the June 2021 GS Warrant was $240,138. The combination of these three components as well as the June 2021 GS OID resulted in a total debt discount at issuance of $333,333 which is accreted over the term of the June 2021 GS Note.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the June 2021 GS Note was reduced from $11.50 per share to $1.00 per share.

On April 18, 2022, GS converted $50,333 of the outstanding principal balance the June 2021 GS Note and $3,389 in associated accrued interest at an adjusted conversion price of $1.00 per share. At conversion, the Company issued 53,720 shares of common stock to GS at a fair market value of $2.77 per share and recognized a loss on debt extinguishment of $95,085.

During the fiscal year ended May 31, 2022, the Company recorded interest expense of $267,957, which included $187,957 related to the accretion of the debt discount and accrued interest in the amount of $80,000. As of May 31, 2022, the carrying value of the June 2021 GS Note was $137,624, net of $145,376 in unaccreted debt discount.

August 2021 Jefferson Street Capital 12% Convertible Promissory Note

On August 23, 2021, the Company entered into a securities purchase agreement (the “August 2021 Jefferson SPA”) with Jefferson Street Capital, LLC (“Jefferson”), pursuant to which the Company issued (i) a 12% convertible promissory note (the “August 2021 Jefferson Note”) in the principal sum of $333,333 (the “August 2021 Jefferson Principal Sum”), (ii) 3,125 shares of its common stock as a commitment fee (“August 2021 Jefferson Commitment Shares”), and (iii) a three-year warrant (“August 2021 Jefferson Warrant”) to purchase 156,250 shares of the Company’s common stock at an exercise price of $10.73 per share, subject to certain adjustments.

The following are the material terms of the August 2021 Jefferson SPA and August 2021 Jefferson Note:

●	The August 2021 Jefferson Note matures on August 23, 2023 (the “August 2021 Jefferson Maturity Date”).
●	At its election, Jefferson may convert the August 2021 Jefferson Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the August 2021 Jefferson Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the August 2021 Jefferson Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the August 2021 Jefferson Note after 180 days from August 23, 2021.
●	The August 2021 Jefferson Note carries an original issue discount of $33,333 (“August 2021 Jefferson OID”).
●	The Company may prepay the August 2021 Jefferson Note at any time prior to maturity in accordance with the terms of the August 2021 Jefferson Note.
●	The August 2021 Jefferson Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the August 2021 Jefferson Note or the August 2021 Jefferson SPA. Upon the occurrence of any event of default (as defined in the August 2021 Jefferson Note) which has not been cured within three calendar days, the August 2021 Jefferson Note shall become immediately due and payable and the Company shall pay to Jefferson, in full satisfaction of its obligations hereunder, an amount equal to the August 2021 Jefferson Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the August 2021 Jefferson SPA, the August 2021 Jefferson Commitment Shares underlying and the shares underlying the August 2021 Jefferson Note and August 2021 Jefferson Warrant carry standard registration rights.

Upon issuance of the August 2021 Jefferson Note, the Company received net proceeds of $300,000 and used such proceeds for working capital as well as the payment of $15,000 in fees associated with the loan. Upon issuance of the August 2021 Jefferson Commitment Shares, the August 2021 Jefferson Note, and the August 2021 Jefferson Warrant, the Company allocated the $300,000 in net proceeds received between the fair market value of the August 2021 Jefferson Commitment Shares, the beneficial conversion feature of the August 2021 Jefferson Note, and the August 2021 Jefferson Warrant. The fair value of the August 2021 Jefferson Commitment Shares was $4,945; the fair value of the beneficial conversion feature of the August 2021 Jefferson Note was $62,051; and the fair value of the August 2021 Jefferson Warrant was $233,004. The combination of these three components as well as the August 2021 Jefferson OID resulted in a total debt discount at issuance of $333,333 which is accreted over the term of the August 2021 Jefferson Note. The $15,000 paid as loan origination fees was recorded directly to additional paid in capital.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the August 2021 Jefferson Note was reduced from $11.50 per share to $1.00 per share.

During the year ended May 31, 2022, the Company recorded interest expense of $206,941, which included $126,941 related to the accretion of the debt discount and accrued interest in the amount of $80,000. As of May 31, 2022, the carrying value of the August 2021 Jefferson Note was $126,941, net of $206,392 in unaccreted debt discount.

August 2021 Lucas Ventures Capital 12% Convertible Note

On August 31, 2021, the Company entered into a securities purchase agreement (the “August 2021 Lucas SPA”) with Lucas Ventures, LLC (“Lucas”), pursuant to which the Company issued (i) a 12% convertible promissory note (the “August 2021 Lucas Note”) in the principal sum of $200,000 (the “August 2021 Lucas Principal Sum”), (ii) 3,749 shares of its common stock as a commitment fee (“August 2021 Lucas Commitment Shares”), and (iii) a three-year warrant (“August 2021 Lucas Warrant”) to purchase 187,400 shares of the Company’s common stock at an exercise price of $10.22 per share, subject to certain adjustments.

The following are the material terms of the August 2021 Lucas SPA and August 2021 Lucas Note:

●	The August 2021 Lucas Note matures on August 31, 2023 (the “August 2021 Lucas Maturity Date”).
●	At its election, Lucas may convert the August 2021 Lucas Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the August 2021 Lucas Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the August 2021 Lucas Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the August 2021 Lucas Note after 180 days from August 31, 2021.
●	The August 2021 Lucas Note carries an original issue discount of $20,000 (“August 2021 Lucas OID”).
●	The Company may prepay the August 2021 Lucas Note at any time prior to maturity in accordance with the terms of the August 2021 Lucas Note.
●	The August 2021 Lucas Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the August 2021 Lucas Note or the August 2021 Lucas SPA. Upon the occurrence of any event of default (as defined in the August 2021 Lucas Note) which has not been cured within three calendar days, the August 2021 Lucas Note shall become immediately due and payable and the Company shall pay to Lucas, in full satisfaction of its obligations hereunder, an amount equal to the August 2021 Lucas Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the August 2021 Lucas SPA, the August 2021 Lucas Commitment Shares underlying and the shares underlying the August 2021 Lucas Note and August 2021 Lucas Warrant carry standard registration rights.

Upon issuance of the August 2021 Lucas Note, the Company received net proceeds of $180,000 and used such proceeds for working capital as well as the payment of $9,000 in fees associated with the loan. Upon issuance of the August 2021 Lucas Commitment Shares, the August 2021 Lucas Note, and the August 2021 Lucas Warrant, the Company allocated the $180,000 in net proceeds received between the fair market value of the August 2021 Lucas Commitment Shares, the beneficial conversion feature of the August 2021 Lucas Note, and the August 2021 Lucas Warrant. The fair value of the August 2021 Lucas Commitment Shares was $3,903; the fair value of the beneficial conversion feature of the August 2021 Lucas Note was $22,149; and the fair value of the August 2021 Lucas Warrant was $153,948. The combination of these three components as well as the August 2021 Lucas OID resulted in a total debt discount at issuance of $200,000 which is accreted over the term of the August 2021 Lucas Note. The $9,000 paid as loan origination fees was recorded directly to additional paid in capital.

On March 16, 2022, the Company and Lucas Ventures entered into an Amendment and Waiver Pursuant to Convertible Promissory Note (the “Lucas Amendment”). Pursuant to the terms of the Lucas Amendment, the parties agreed that the conversion price of the August 2021 Lucas Note was decreased from $11.50 per share to $1.00 per share and that Lucas may not convert the August 2021 Lucas Note, as amended, prior to September 15, 2022.

During the fiscal year ended May 31, 2022, the Company recorded interest expense of $122,794, which included $74,794 related to the accretion of the debt discount and accrued interest in the amount of $48,000. As of May 31, 2022, the carrying value of the August 2021 Lucas Note was $74,794, net of $125,206 in unaccreted debt discount.

August 2021 LGH Investments, LLC 12% Convertible Promissory Note

On August 31, 2021, the Company and LGH Investments, LLC, (“LGH”) entered into a securities purchase agreement (the “August 2021 LGH SPA”) pursuant to which the Company issued a 12% convertible promissory note (the “August 2021 LGH Note”) in the principal sum of $200,000 (the “August 2021 LGH Principal Sum”).

The following are the material terms of the August 2021 LGH SPA and August 2021 LGH Note:

●	The August 2021 LGH Note matures on August 31, 2023 (the “August 2021 LGH Maturity Date”).
●	At its election, LGH may convert the August 2021 LGH Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the August 2021 LGH Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the August 2021 LGH Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the August 2021 LGH Note after 180 days from August 31, 2021.
●	The August 2021 LGH Note carries an original issue discount of $20,000 (“August 2021 LGH OID”).
●	The Company may prepay the August 2021 LGH Note at any time prior to maturity in accordance with the terms of the August 2021 LGH Note.
●	The August 2021 LGH Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the August 2021 LGH Note or the August 2021 LGH SPA. Upon the occurrence of any event of default (as defined in the August 2021 LGH Note which has not been cured within three calendar days, the August 2021 LGH Note shall become immediately due and payable and the Company shall pay to LGH, in full satisfaction of its obligations hereunder, an amount equal to the August 2021 LGH Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the August 2021 LGH SPA, the shares underlying the August 2021 LGH Note carry standard registration rights.

Upon issuance of the August 2021 LGH Note, the Company received net proceeds of $180,000 and used such proceeds for working capital as well as the payment of $6,500 in fees associated with the loan. Upon issuance of the August 2021 LGH, the Company recorded a total debt discount of $26,500 that includes the LGH OID and the $6,500 paid as fees associated with the issuance of the loan and is accreted over the term of the August 2021 LGH Note.

As of March 16, 2022, the Company and LGH entered into an Amendment and Waiver Pursuant to Convertible Promissory Note (the “LGH Amendment”). Pursuant to the terms of the LGH Amendment, the parties agreed that the conversion price of the August 2021 LGH Note was decreased from $11.50 per share to $1.00 per share and that LGH may not convert the LGH Note, as amended, prior to September 15, 2022.

During the fiscal year ended May 31, 2022, the Company recorded interest expense of $57,910, which included $9,910 related to the accretion of the debt discount and accrued interest in the amount of $48,000. As of May 31, 2022, the carrying value of the August 2021 LGH Note was $183,410, net of $16,590 in unaccreted debt discount.

September 2021 Ionic Ventures, LLC 12% Convertible Promissory Note

On September 28, 2021, the Company entered into a securities purchase agreement (the “September 2021 Ionic SPA”) with Ionic Ventures, LLC (“Ionic”), pursuant to which the Company issued (i) a 12% convertible promissory note (the “September 2021 Ionic Note”) in the principal sum of $1,555,556 (the “September 2021 Ionic Principal Sum”), (ii) 14,584 shares of its common stock as a commitment fee (“September 2021 Ionic Commitment Shares”), and (iii) a three-year warrant (“September 2021 Ionic Warrant”) to purchase 729,167 shares of the Company’s common stock at an exercise price of $10.73 per share, subject to certain adjustments.

The following are the material terms of the September 2021 Ionic SPA and September 2021 Ionic Note:

●	The September 2021 Ionic Note matures on September 28, 2023 (the “September 2021 Ionic Maturity Date”).
●	At its election, Ionic may convert the September 2021 Ionic Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the September 2021 Ionic Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the September 2021 Ionic Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the September 2021 Ionic Note after 180 days from September 28, 2021.
●	The September 2021 Ionic Note carries an original issue discount of $155,556 (“September 2021 Ionic OID”).
●	The Company may prepay the September 2021 Ionic Note at any time prior to maturity in accordance with the terms of the September 2021 Ionic Note.
●	The September 2021 Ionic Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the August 2021 Ionic Note or the September 2021 Ionic SPA. Upon the occurrence of any event of default (as defined in the September 2021 Ionic Note) which has not been cured within three calendar days, the August 2021 Ionic Note shall become immediately due and payable and the Company shall pay to Ionic, in full satisfaction of its obligations hereunder, an amount equal to the September 2021 Ionic Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the September 2021 Ionic SPA, the September 2021 Ionic Commitment Shares underlying and the shares underlying the September 2021 Ionic Note and September 2021 Ionic Warrant carry standard registration rights.

Upon issuance of the September 2021 Ionic Note, the Company received net proceeds of $1,400,000 and used such proceeds for working capital as well as the payment of $98,000 in fees associated with the loan. Upon issuance of the September 2021 Ionic Commitment Shares, the September 2021 Ionic Note, and the September 2021 Ionic Warrant, the Company allocated the $1,400,000 in net proceeds received between the fair market value of the September 2021 Ionic Commitment Shares, the beneficial conversion feature of the September 2021 Ionic Note, and the September 2021 Ionic Warrant. The fair value of the September 2021 Ionic Commitment Shares was $26,721; the fair value of the beneficial conversion feature of the September 2021 Ionic Note was $335,303; and the fair value of the September 2021 Ionic Warrant was $1,037,976. The combination of these three components as well as the September 2021 Ionic OID resulted in a total debt discount at issuance of $1,555,556 which is accreted over the term of the September 2021 Ionic Note. The $98,000 paid as loan origination fees was recorded directly to additional paid in capital.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the September 2021 Ionic Note was reduced from $11.50 per share to $1.00 per share.

On April 25, 2022, Ionic converted $87,800 of the outstanding principal balance the September 2021 Ionic Note at an adjusted conversion price of $1.00 per share. At conversion, the Company issued 87,800 shares of common stock to Ionic at a fair market value of $2.61 per share and recognized a loss on debt extinguishment of $141,358.

During the fiscal year ended May 31, 2022, the Company recorded interest expense of $951,725, which included $578,392 related to the accretion of the debt discount and accrued interest in the amount of $373,333. As of May 31, 2022, the carrying value of the September 2021 Ionic Note was $490,592, net of $977,164 in unaccreted debt discount.

March 2022 FirstFire Global 12% Convertible Promissory Note

On March 21, 2022, the Company entered into a securities purchase agreement (the “March 2022 FirstFire SPA”) with FirstFire, pursuant to which the Company issued (i) a 12% convertible promissory note (the “March 2022 FirstFire Note”) in the principal sum of $110,000 (the “March 2022 FirstFire Principal Sum”), (ii) 935 shares of its common stock as a commitment fee (“March 2022 FirstFire Commitment Shares”), and (iii) a three-year warrant (“March 2022 FirstFire Warrant”) to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share, subject to certain adjustments.

The following are the material terms of the March 2022 FirstFire SPA and March 2022 FirstFire Note:

●	The March 2022 FirstFire Note matures on September 21, 2022 (the “March 2022 FirstFire Maturity Date”).
●	At its election, FirstFire may convert the March 2022 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the March 2022 FirstFire Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agree to pay interest on the March 2022 FirstFire Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The March 2022 FirstFire Note carries an original issue discount of $10,000 (“March 2022 FirstFire OID”).
●	The Company may prepay the March 2022 FirstFire Note at any time prior to maturity in accordance with the terms of the March 2022 FirstFire Note.
●	The March 2022 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the March 2022 FirstFire Note or the March 2022 FirstFire SPA. Upon the occurrence of any event of default (as defined in the March 2022 I FirstFire Note) which has not been cured within period stipulated by the March 2022 FirstFire Note, the March 2022 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the March 2022 FirstFire Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the March 2022 FirstFire SPA, the March 2022 FirstFire Commitment Shares and the shares underlying the March 2022 FirstFire Note and March 2022 FirstFire Warrant carry standard registration rights.

Upon issuance of the March 2022 FirstFire Note, the Company received net proceeds of $100,000 and used such proceeds for working capital. Upon issuance of the March 2022 FirstFire Commitment Shares, the March 2022 FirstFire Note, and the March 2022 FirstFire Warrant, the Company allocated the $100,000 in net proceeds received between the fair market value of the March 2022 FirstFire Commitment Shares, the beneficial conversion feature of the March 2022 FirstFire Note, and the March 2022 FirstFire Warrant. The fair value of the March 2022 FirstFire Commitment Shares was $1,158; the fair value of the beneficial conversion feature of the March 2022 FirstFire Note was $45,418; and the fair value of the March 2022 FirstFire Warrant was $53,424. The combination of these three components as well as the March 2022 FirstFire OID resulted in a total debt discount at issuance of $110,000 which is accreted over the term of the March 2022 FirstFire Note.

During the fiscal year ended May 31, 2022, the Company recorded interest expense of $49,046, which included $42,446 related to the accretion of the debt discount and accrued interest in the amount of $6,600. As of May 31, 2022, the carrying value of the March 2022 FirstFire Note was $42,446, net of $67,554 in unaccreted debt discount.

March 2022 GS Capital Securities 12% Convertible Promissory Note

On March 21, 2022, the Company entered into a securities purchase agreement (the “March 2022 GS SPA”) with GS, pursuant to which the Company issued (i) a 12% convertible promissory note (the “March 2022 GS Note”) in the principal sum of $82,500 (the “March 2022 GS Principal Sum”), (ii) 703 shares of its common stock as a commitment fee (“March 2022 GS Commitment Shares”), and (iii) a three-year warrant (“March 2022 GS Warrant”) to purchase 37,500 shares of the Company’s common stock at an exercise price of $1.00 per share, subject to certain adjustments.

The following are the material terms of the March 2022 GS SPA and March 2022 GS Note:

●	The March 2022 GS Note matures on September 21, 2022 (the “March 2022 GS Maturity Date”).
●	At its election, GS may convert the March 2022 GS Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the March 2022 GS Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agree to pay interest on the March 2022 GS Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The March 2022 GS Note carries an original issue discount of $7,500 (“March 2022 GS OID”).
●	The Company may prepay the March 2022 GS Note at any time prior to maturity in accordance with the terms of the March 2022 GS Note.
●	The March 2022 GS Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the March 2022 GS Note or the March 2022 GS SPA. Upon the occurrence of any event of default (as defined in the March 2022 GS Note) which has not been cured within period stipulated by the March 2022 GS Note, the March 2022 GS Note shall become immediately due and payable and the Company shall pay to GS, in full satisfaction of its obligations hereunder, an amount equal to the March 2022 GS Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the March 2022 GS SPA, the March 2022 GS Commitment Shares and the shares underlying the March 2022 GS Note and March 2022 GS Warrant carry standard registration rights.

Upon issuance of the March 2022 GS Note, the Company received net proceeds of $75,000 and used such proceeds for working capital. Upon issuance of the March 2022 GS Commitment Shares, the March 2022 GS Note, and the March 2022 GS Warrant, the Company allocated the $75,000 in net proceeds received between the fair market value of the March 2022 GS Commitment Shares, the beneficial conversion feature of the March 2022 GS Note, and the March 2022 GS Warrant. The fair value of the March 2022 GS Commitment Shares was $871; the fair value of the beneficial conversion feature of the March 2022 GS Note was $34,062; and the fair value of the March 2022 GS Warrant was $40,067. The combination of these three components as well as the March 2022 GS OID resulted in a total debt discount at issuance of $82,500 which is accreted over the term of the March 2022 GS Note.

During the fiscal year ended May 31, 2022, the Company recorded interest expense of $36,784, which included $31,834 related to the accretion of the debt discount and accrued interest in the amount of $4,950. As of May 31, 2022, the carrying value of the March 2022 GS Note was $31,834, net of $50,666 in unaccreted debt discount.

March 2022 Ionic Ventures 12% Convertible Promissory Note

On March 21, 2022, the Company entered into a securities purchase agreement (the “March 2022 Ionic SPA”) with Ionic, pursuant to which the Company issued (i) a 12% convertible promissory note (the “March 2022 Ionic Note”) in the principal sum of $110,000 (the “March 2022 Ionic Principal Sum”), (ii) 935 shares of its common stock as a commitment fee (“March 2022 Ionic Commitment Shares”), and (iii) a three-year warrant (“March 2022 Ionic Warrant”) to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the march 2022 Ionic SPA and March 2022 Ionic Note:

●	The March 2022 Ionic Note matures on September 21, 2022 (the “March 2022 Ionic Maturity Date”).
●	At its election, Ionic may convert the March 2022 Ionic Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the March 2022 Ionic Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agree to pay interest on the March 2022 Ionic Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The March 2022 Ionic Note carries an original issue discount of $10,000 (“March 2022 Ionic OID”).
●	The Company may prepay the March 2022 Ionic Note at any time prior to maturity in accordance with the terms of the March 2022 Ionic Note.

●	The March 2022 Ionic Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the March 2022 Ionic Note or the March 2022 Ionic SPA. Upon the occurrence of any event of default (as defined in the March 2022 Ionic Note) which has not been cured within period stipulated by the March 2022 Ionic Note, the March 2022 Ionic Note shall become immediately due and payable and the Company shall pay to Ionic, in full satisfaction of its obligations hereunder, an amount equal to the March 2022 Ionic Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the March 2022 Ionic SPA, the March 2022 Ionic Commitment Shares and the shares underlying the March 2022 Ionic Note and March 2022 Ionic Warrant carry standard registration rights.

Upon issuance of the March 2022 Ionic Note, the Company received net proceeds of $100,000 and used such proceeds for working capital. Upon issuance of the March 2022 Ionic Commitment Shares, the March 2022 Ionic Note, and the March 2022 Ionic Warrant, the Company allocated the $100,000 in net proceeds received between the fair market value of the March 2022 Ionic Commitment Shares, the beneficial conversion feature of the March 2022 Ionic Note, and the March 2022 Ionic Warrant. The fair value of the March 2022 Ionic Commitment Shares was $1,158; the fair value of the beneficial conversion feature of the March 2022 Ionic Note was $45,418; and the fair value of the March 2022 Ionic Warrant was $53,424. The combination of these three components as well as the March 2022 Ionic OID resulted in a total debt discount at issuance of $110,000 which is accreted over the term of the March 2022 Ionic Note.

During the fiscal year ended May 31, 2022, the Company recorded interest expense of $49,046, which included $42,446 related to the accretion of the debt discount and accrued interest in the amount of $6,600. As of May 31, 2022, the carrying value of the March 2022 Ionic Note was $42,446, net of $67,554 in unaccreted debt discount.

April 2022 Jefferson Street Capital LLC 12% Convertible Promissory Note

On April 1, 2022, the Company entered into a securities purchase agreement (the “April 2022 Jefferson SPA”) with Jefferson, pursuant to which the Company issued (i) a 12% convertible promissory note (the “April 2022 Jefferson Note”) in the principal sum of $82,500 (the “April 2022 Jefferson Principal Sum”), (ii) 703 shares of its common stock as a commitment fee (“April 2022 Jefferson Commitment Shares”), and (iii) a three-year warrant (“April 2022 Jefferson Warrant”) to purchase 37,500 shares of the Company’s common stock at an exercise price of $1.00 per share, subject to certain adjustments.

The following are the material terms of the April 2022 Jefferson SPA and April 2022 Jefferson Note:

●	The April 2022 Jefferson Note matures on October 1, 2022 (the “April 2022 Jefferson Maturity Date”).
●	At its election, Jefferson may convert the April 2022 Jefferson Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the April 2022 Jefferson Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agree to pay interest on the April 2022 Jefferson Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The April 2022 Jefferson Note carries an original issue discount of $7,500 (“April 2022 Jefferson OID”).
●	The Company may prepay the April 2022 Jefferson Note at any time prior to maturity in accordance with the terms of the April 2022 Jefferson Note.
●	The April 2022 Jefferson Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the April 2022 Jefferson Note or the April 2022 Jefferson SPA. Upon the occurrence of any event of default (as defined in the April 2022 Jefferson Note) which has not been cured within period stipulated by the April 2022 Jefferson Note, the April 2022 Jefferson Note shall become immediately due and payable and the Company shall pay to Jefferson, in full satisfaction of its obligations hereunder, an amount equal to the April 2022 Jefferson Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the April 2022 Jefferson SPA, the April 2022 Jefferson Commitment Shares and the shares underlying the April 2022 Jefferson Note and April 2022 Jefferson Warrant carry standard registration rights.

Upon issuance of the April 2022 Jefferson Note, the Company received net proceeds of $75,000 and used such proceeds for working capital. Upon issuance of the April 2022 Jefferson Commitment Shares, the April 2022 Jefferson Note, and the April 2022 Jefferson Warrant, the Company allocated the $75,000 in net proceeds received between the fair market value of the April 2022 Jefferson Commitment Shares, the beneficial conversion feature of the April 2022 Jefferson Note, and the April 2022 Jefferson Warrant. The fair value of the April 2022 Jefferson Commitment Shares was $871; the fair value of the beneficial conversion feature of the April 2022 Jefferson Note was $34,062; and the fair value of the April 2022 Jefferson Warrant was $40,067. The combination of these three components as well as the April 2022 Jefferson OID resulted in a total debt discount at issuance of $82,500 which is accreted over the term of the April 2022 Jefferson Note.

During the fiscal year ended May 31, 2022, the Company recorded interest expense of $36,784, which included $31,834 related to the accretion of the debt discount and accrued interest in the amount of $4,950. As of May 31, 2022, the carrying value of the April 2022 Jefferson Note was $31,834, net of $50,666 in unaccreted debt discount.

Secured Promissory Notes

On November 15, 2021, the Company entered into a 10% secured promissory note with an accredited investor (“Secured Note One”) for which it received net proceeds of $250,000, consisting of a face amount of $262,500 and an original issuance discount of $12,500 (the “Secured Note One OID”). In addition, the Company issued 30,000 commitment warrants to the investor for the purchase of the Company’s common stock at an exercise price of $10.73 per share (“Secured Note One Warrants”). The Secured Note One had a perfected security interest in 50 personal computers the Company intended to use in its operations. The Secured Note One required 60 monthly payments of principal and interest in the amount of $5,577.

Upon issuance of the Secured Note One and Secured Note One Warrants, the Company allocated the $250,000 in net proceeds received between the fair market value of Secured Note One and the Secured Note One Warrants. The fair value of the Secured Note One Warrants was $84,517. The combination of fair market value of the Secured Note One Warrant and the Secured Note One OID resulted in a total debt discount at issuance of $97,017 which is accreted over the term of the Secured Note One.

During the fiscal year ended May 31, 2022, the Company made principal payments of $20,768 on Secured Note One. For the fiscal year ended May 31, 2022, the Company recognized $26,030 in total interest expense associated with Secured Note One, comprised of $14,711 in cash interest payments and $11,319 in accretion expense related to the original issuance discount and debt discount related to the warrants. As of May 31, 2022, the carrying value of Secured Note One is $41,917, net of $87,315 in unaccreted debt discounts.

On November 18, 2021, the Company entered into a 10% secured promissory note with an accredited investor (“Secured Note Two”) for which it received net proceeds of $150,000, consisting of a face amount of $157,500 and an original issuance discount of $7,500 (“Secured Note Two OID”). In addition, the Company issued 18,000 commitment warrants for the purchase of the Company’s common stock at an exercise price of $10.73 per share (“Secured Note Two Warrant”). The Secured Note Two has a perfected security interest in 30 personal computers the Company intended to use in its operations. The Secured Note Two required 60 monthly payments of principal and interest in the amount of $3,346.

Upon issuance of the Secured Note Two and Secured Note Two Warrants, the Company allocated the $150,000 in net proceeds received between the fair market value of Secured Note Two and the Secured Note Two Warrants. The fair value of the Secured Note Two Warrants was $50,710. The combination of fair market value of the Secured Note Two Warrant and the Secured Note Two OID resulted in a total debt discount at issuance of $58,210 which is accreted over the term of the Secured Note Two.

During the fiscal year ended May 31, 2022, the Company made principal payments of $12,461 on Secured Note Two. For the fiscal year ended May 31, 2022, the Company recognized $15,618 in total interest expense associated with Secured Note Two, comprised of $8,827 in cash interest payments and $6,791 in accretion expense related to the original issuance discount and debt discount related to the warrants. As of May 31, 2022, the carrying value of Secured Two Note is $25,151, net of $52,389 in unaccreted debt discounts.

Related Party Note Payable

On December 10, 2021, the Company entered into a loan agreement with Jed Kaplan, the Company’s former Chairman of the Board and a greater than 5% stockholder, that has a principal amount of $247,818 (See Note 6 - Related Party Transactions). The loan bears interest at a rate of 5% per annum and matured on June 10, 2022. During the fiscal year ended May 31, 2022, the Company recognized interest expense of $5,839.

Other Short-Term Note Payable

During 2020, the Company received loan proceeds in the amount of $82,235 under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). During the year ended May 31, 2022, the Company $40,500 of the obligation was forgiven by the Small Business Administration.

Item 1A.	Risk Factors.

An investment in our securities carries a significant degree of risk. You should carefully consider the following risks, as well as the other information contained in this report, including our historical financial statements and related notes included elsewhere in this report, before you decide to purchase our securities. Any one of these risks and uncertainties has the potential to cause material adverse effects on our business, prospects, financial condition and operating results which could cause actual results to differ materially from any forward-looking statements expressed by us and a significant decrease in the value of our common shares and warrants. Refer to “Cautionary Statement Regarding Forward-Looking Statements.”

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

Summary of Material Risks

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	our history of losses;

●	our inability to attract sufficient demand for our services and products;

●	our ability to successfully execute our growth and acquisition strategy and manage effectively our growth;

●	changes in the competitive environment in our industry and the markets we serve, and our ability to compete effectively;

●	our dependence on a strong brand image;

●	our cash needs and the adequacy of our cash flows and earnings;

●	our ability to access additional capital;

●	our dependence upon our executive officers, founders and key employees;

●	our ability to attract and retain qualified personnel;

●	our reliance on our technology systems, the impact of technological changes and cybersecurity risks;

●	changes in applicable laws or regulations;

●	our ability to protect our trademarks or other intellectual property rights;

●	potential litigation from competitors or customers;

●	public health epidemics or outbreaks (such as the novel strain of coronavirus (COVID-19)) and our responses to such events could materially and adversely impact our business;

●	our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness; and

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors.

Risks Related to Our Business

We have a relatively limited operating history and limited revenues to date and thus are subject to risks of business development and you have no basis on which to evaluate our ability to achieve our business objective.

Because we have a relatively limited operating history and limited revenues to date, you should consider and evaluate our operating prospects in light of the risks and uncertainties frequently encountered by early-stage operating companies in rapidly evolving markets. These risks include that:

●	we may not have sufficient capital to achieve our growth strategy;

●	we may not develop our product and service offerings in a manner that enables us to be profitable and meet our customers’ requirements;

●	our growth strategy may not be successful; and

●	fluctuations in our operating results will be significant relative to our revenues.

Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business could be significantly harmed.

We have a history of operating losses and our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended May 31, 2022 and 2021.

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended May 31, 2022 and 2021, we reported net losses of $17,838,138 and $6,194,828, respectively. Net cash used in operating activities for the fiscal years ended May 31, 2022 and 2021 was $2,679,110 and $1,617,914, respectively. As of May 31, 2022, we had an aggregate accumulated deficit of $29,838,444. We anticipate that we will continue to report losses and negative cash flow for the foreseeable future. Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal years ended May 31, 2022 and 2021.

Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Ability to Continue as a Going Concern.”

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

Our current liquidity and capital resources may not be sufficient to allow us to fund our ongoing operations, effectively pursue our strategy or sustain our growth initiatives. If we require additional capital resources, we may seek such funds directly from third party sources; however, we may not be able to obtain sufficient equity capital and/or debt financing from third parties to allow us to fund our expected ongoing operations or we may not be able to obtain such equity capital or debt financing on acceptable terms or conditions. Factors affecting the availability of equity capital or debt financing to us on acceptable terms and conditions include:

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

We cannot guarantee that our or our franchisees’ employee training, internal controls and other precautions will be sufficient to prevent any such occurrence at the Simplicity Esports Gaming Centers, in relation to our Simplicity global virtual reality gaming and fully integrated esports platform, or to control or mitigate any negative consequences. In addition, we or our franchisees rely on third-party security and housekeeping staff for certain non-core functions, as well as certain technology vendors and partners. Although we monitor vendors and partners and, in certain cases, may have a contractual indemnity or recourse in case of any default on their part, our ability to assure a safe and satisfactory experience to our customers is necessarily limited to the extent of our or our franchisees’, dependence on third parties, from time to time. Moreover, we may not be able to distance or insulate ourselves from any adverse publicity or reputational damage arising from any act, omission or negligence on the part of a vendor or other third party, which may negatively affect a customer’s experience at any of the Simplicity Esports Gaming Centers.

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

We are also subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state laws require that we furnish a franchise disclosure document containing certain information to prospective franchisees, and a number of states require registration of the franchise disclosure document with state authorities. State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. We shall endeavor to make sure that any franchise disclosure document we provide, together with any applicable state versions or supplements, and franchising procedures, comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises. We do not currently have an active franchise disclosure document.

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

As part of our growth strategy, we will continue to seek franchisees to operate Simplicity Esports Gaming Centers in certain strategic domestic locations or venues; provided, however, that we do not currently have an active franchise disclosure document. We believe that our ability to recruit, retain and contract with qualified franchisees will be increasingly important to our operations as we expand. Our franchisees are dependent upon the availability of adequate sources of financing in order to meet their development obligations. Such financing may not be available to our franchisees, or only available upon disadvantageous terms. Our franchise strategy may not enhance our results of operations.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Common Stock held by non-affiliates exceeds $700 million as of any November 30 before that time, in which case we would no longer be an emerging growth company as of the following May 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

COVID-19

In December 2019 a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

We commenced reopening Simplicity Gaming Centers as of May 1, 2020 and subsequently reopened 16 corporate and 12 franchised Simplicity Gaming Centers. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee.

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

The measures taken to date adversely impacted the Company’s business during the year ended May 31, 2022 and will potentially continue to impact the Company’s business. Management observes that all business segments continue to be impacted by reduced foot traffic that began as a result of COVID-19 lockdowns and has continued as consumer habits have changed.

Our substantial amount of indebtedness may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants and make payments on our indebtedness.

As of May 31, 2022, we have outstanding convertible notes payable in the principal and accrued interest amount of approximately $6.9 million. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay, when due, the principal of, interest on or other amounts due with respect to our indebtedness. Our indebtedness could have other important consequences to you as a stockholder. For example, it could:

●	make it more difficult for us to satisfy our obligations with respect to our indebtedness and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the senior secured credit facility and the senior subordinated note;

●	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

●	place us at a competitive disadvantage compared to our competitors that have less debt; and

●	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes.

Any of the above listed factors could materially adversely affect our business, financial condition and results of operations.

Risks Relating to Our Esports Business

Our esports businesses are substantially dependent on the continuing popularity of the esports industry as a whole.

The esports industry is in the early stages of its development. Although the esports industry has experienced rapid growth, consumer preferences may shift and there is no assurance this growth will continue in the future. We have taken steps to mitigate these risks to an extent and continue to seek out new opportunities in the esports industry. However, due to the rapidly evolving nature of technology and online gaming, the esports industry may experience volatile and declining popularity as new options for online gaming and esports become available, or consumer preferences shift to other forms of entertainment, and as a consequence, our businesses and results of operations may be materially negatively affected.

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

The governing bodies of the various esports leagues and tournaments, under certain circumstances, can take actions that they deem to be in the best interests of their respective leagues or tournaments, which may not necessarily be consistent with maximizing our results of operations and which could affect our esports teams in ways that are different than the impact on other esports teams. For example, they can take actions relating to the rights to telecast the games of league members or tournament participants, including the Simplicity team, licensing of the rights to produce and sell merchandise bearing the logos and/or other intellectual property of our esports teams and the leagues or tournaments, and the internet-based activities of our esports teams. Certain of these decisions by the esports leagues and tournaments could have a material negative effect on our business and results of operations. From time to time, we may disagree with or challenge actions that the leagues or tournaments take or the power and authority they assert.

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

Console and PC games are subject to ratings by the Entertainment Software Rating Board (the “ESRB”), a self-regulatory body based in the U.S. that provides U.S. and Canadian consumers of interactive entertainment software with ratings information, including information on the content in such software, such as violence, nudity or sexual content, along with an assessment of the suitability of the content for certain age groups. Certain other countries have also established content rating systems as prerequisites for product sales in those countries. In addition, certain stores use other ratings systems, such as Apple’s use of its proprietary “App Rating System” and Google Play’s use of the International Age Rating Coalition (IARC) rating system. If the software publishers that supply our games are unable to obtain the ratings they have targeted for their products, it could have a negative impact on our business. In some instances, the software publishers and developers may be required to modify their products to comply with the requirements of the rating systems, which could delay or disrupt the release of any given product, or may prevent its sale altogether in certain territories, which would limit its availability for use in the games that our teams play.

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

We are subject to regulation in any jurisdiction where our customers access our website. To expand into any such jurisdiction we may need to be licensed, or obtain approvals of our products or services. If we do not receive, or receive a revocation of a license in a particular jurisdiction for our products or services, we would not be able to sell or place our products or services in that jurisdiction. Any such outcome could materially and adversely affect our results of operations and any growth plans for our business.

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

Regulations that may be adopted with respect to the internet and electronic commerce may decrease the growth in the use of the internet and lead to the decrease in the demand for esports products and services.

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

Risk Factors Relating to Our Common Stock

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for you to resell your common stock.

Our common stock is quoted on the OTCQB tier of the OTC Markets Group, Inc. (“OTC Markets”). Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq Capital Market or a stock exchange like the NYSE American. These factors may result in your having difficulty reselling any shares of our common stock.

Once our common stock is listed on Nasdaq Capital Market or NYSE American, there can be no assurance that we will be able to comply with the national stock exchange’s continued listing standards.

We intend to list our common stock on the Nasdaq Capital Market or the NYSE American under the symbol “WINR.” There is no assurance that our listing application will be approved by the Nasdaq Capital Market or the NYSE American. Assuming that our common stock is listed, there can be no assurance any broker will be interested in trading our stock. Therefore, it may be difficult to sell your shares of common stock if you desire or need to sell them. We cannot provide any assurance that an active and liquid trading market in our securities will develop or, if developed, that such market will continue.

If our common stock is approved for listing on the Nasdaq Capital Market or NYSE American, there is no guarantee that we will be able to maintain such listing for any period of time by perpetually satisfying continued listing requirements. Our failure to continue to meet these requirements may result in our securities being delisted from Nasdaq Capital Market or NYSE American, as the case may be.

The market price of our common stock is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past and the market price of our common stock is likely to be highly volatile in the future. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of common stock;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Our common stock is currently a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

Our common stock is currently a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). If our common stock becomes listed on the Nasdaq Capital Market, it will not be considered “penny stock,” however, if we are unable to maintain that listing and our common stock is no longer listed on the Nasdaq Capital Market, unless we maintain a per-share price above $5.00, our common stock will become “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

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

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future.

If the benefits of any proposed acquisition do not meet the expectations of investors, stockholders or financial analysts, the market price of our common stock may decline.

If the benefits of any proposed acquisition do not meet the expectations of investors or securities analysts, the market price of our common stock prior to the closing of the proposed acquisition may decline. The market values of our common stock at the time of the proposed acquisition may vary significantly from their prices on the date the acquisition target was identified.

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

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results.

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

As a public reporting company with less than $1,070,000,000 in revenue during our last fiscal year, we qualify as an “emerging growth company” under the JOBS Act. An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;

●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

●	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

●	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

●	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”); and

●	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

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

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1,070,000,000 in annual revenues, have more than $700 million in market value of our Common Stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period. Further, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions.

If we fail to maintain effective internal control over financial reporting, the price of our securities may be adversely affected.

Our internal control over financial reporting has weaknesses and conditions that require correction or remediation. For the fiscal year ended May 31, 2022, we identified a material weakness in our assessment of the effectiveness of disclosure controls and procedures. We did not effectively segregate certain accounting duties due to the small size of our accounting staff. We plan to increase the size of our accounting staff at the appropriate time for our business and its size to ameliorate our concern that we do not effectively segregate certain accounting duties, which we believe would resolve the material weakness in disclosure controls and procedures, but there can be no assurances as to the timing of any such action or that we will be able to do so.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer or Chief Financial Officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 3,158,161 shares of our common stock outstanding as of September 26, 2022, approximately 742,429 shares are tradable without restriction. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

Anti-takeover provisions contained in our Certificate of Incorporation, as amended, and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Company’s Certificate of Incorporation, as amended, and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

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

Any provision of our Certificate of Incorporation, as amended, or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our security holders to receive a premium for their securities and could also affect the price that some investors are willing to pay for our securities.

We have never paid dividends on our common stock and have no plans to do so in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock. See “Dividend Policy.”

We will indemnify and hold harmless our officers and directors to the maximum extent permitted by Delaware law.

Our bylaws provide that we will indemnify and hold harmless our officers and directors against claims arising from our activities, to the maximum extent permitted by Delaware law. If we were called upon to perform under our indemnification agreement, then the portion of our assets expended for such purpose would reduce the amount otherwise available for our business.

Even if our recent Reverse Stock Split achieves the requisite increase in the market price of our common stock, there can be no assurance that we will be approved for listing on a national securities exchange or able to comply with other continued listing standards of a national securities exchange.

Even if our recent Reverse Stock Split increased the market price of our common stock sufficiently so that we comply with the minimum market price requirement, we cannot assure you that we will be able to comply with the other standards that we are required to meet in order to be approved for listing on a national securities exchange or maintain a listing of our common stock on such exchange.

The Reverse Stock Split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the Reverse Stock Split given the reduced number of shares outstanding following the Reverse Stock Split. In addition, the Reverse Stock Split may have increased the number of shareholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters are located at 7000 W. Palmetto Park Road, Suite 505, Boca Raton, Florida 33433, where we lease approximately 250 rentable square feet of office space from an unaffiliated third party. The term of the lease expired on June 1, 2022, but it continues on a month-to-month basis. Terms of the office lease provide for a base rent payment of $800 per month. As of May 31, 2022, we leased approximately 40,000 rentable square feet of retail and office space from unaffiliated third parties in eleven locations in Florida, Oregon, Texas, California, Missouri, Montana, and Washington State for our corporate offices and gaming centers. These leases expire at various times through July 2030. As of May 31, 2022, terms of the office and retail leases provided for aggregate base rent payments of approximately $39,000 per month with annual price escalations. We believe that these facilities are adequate for our current and near-term future needs.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Securities

Our Common Stock and Public Warrants are quoted on the OTCQB under the symbols “WINR” and “WINRW”, respectively.

The following table includes the high and low bids for our Common Stock and Public Warrants for the fiscal years ended May 31, 2022 and 2021.

	Common Stock (1)		Public Warrants (2)
	High	Low	High	Low
Fiscal Year 2022
March 1 to May 31, 2022	$3.30	$1.21	$0.049	$0.02
December 1, 2021 to February 28, 2022	7.00	3.00	0.19	0.03
September 1 to November 30, 2021	10.60	6.25	0.23	0.11
June 1 to August 31, 2021	14.30	9.50	0.35	0.11

Fiscal Year 2021
March 1 to May 31, 2021	$22.00	$10.60	$0.85	$0.29
December 1, 2020 to February 28, 2021	21.08	11.00	0.87	0.29
September 1 to November 30, 2020	16.30	6.68	0.41	0.17
June 1 to August 31, 2020	18.64	6.46	0.39	0.17

On September 23, 2022, the closing prices of our Common Stock and Public Warrants were $0.0403 and $0.0177, respectively. As of September 26, 2022, we had 3,158,161 shares of Common Stock, approximately 682,688 Public Warrants and approximately 2,696,335 Private Warrants issued and outstanding.

Holders

As of September 26, 2022, there were approximately 152 holders of record of our common stock and 64 holders of record of our public warrants.

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

Recent Sales of Unregistered Securities

During the year ended May 31, 2022, the Company issued unregistered shares of its common stock as follows:

●	On June 1, 2021, the Company issued 7,500 shares of its common stock, valued at $12.51 per share, as compensation to a third-party vendor for services;
●	On June 11, 2021, the Company issued 11,875 shares of its common stock, valued at $14.00 per share, in association with a convertible promissory note issued to an accredited investor (See Note 7– Debt)
●	On June 16, 2021, the Company issued 3,125 shares of its common stock, valued at $11.80 per share, in association with a convertible promissory note issued to an accredited investor (See Note 7 – Debt)
●	On June 23, 2021, the Company issued 9,346 shares of its common stock, valued at $10.70 per share, as consideration for $100,000 in account payable due to a third-party vendor;

●	On July 26, 2021, the Company issued 4,500 shares of its common stock, valued at $16.72 per share, as compensation to a third-party vendor for services;
●	On July 22, 2021, the Company issued 6,000 shares of its common stock, valued at $10.85 per share, as consideration for the acquisition of certain assets (See Note 5 – Acquisitions);
●	On August 4, 2021, the Company issued 20,000 shares of its common stock, valued at $9.56 per share, as a portion of the consideration for the full extinguishment of a convertible promissory note and associated accrued interest payable. The Company recognized a loss on the entire extinguishment transaction totaling $262,819 (See Note 7– Debt);
●	On August 20, 2021, the Company issued 82,500 shares of its common stock, valued at $10.10 per share, as compensation to officers and directors of the Company;
●	On August 20, 2021, the Company issued 1,375 shares of its common stock, valued at $10.10 per share, as compensation to a third-party vendor for services;
●	On August 23, 2021, the Company issued 3,125 shares of its common stock, valued at $10.12 per share, in association with a convertible promissory note issued to an accredited investor (See Note 7 – Debt);
●	On August 31, 2021, the Company issued 1,039 shares of its common stock, valued at $9.40 per share, as compensation to a third-party vendor for services;
●	On August 31, 2021, the Company issued 3,749 shares of its common stock, valued at $10.16 per share, in association with a convertible promissory note issued to an accredited investor (See Note 7 – Debt
●	On September 28, 2021, the Company issued 14,584 shares of its common stock, valued at $8.50 per share, in association with a convertible promissory note issued to an accredited investor (See Note 7 – Debt);
●	On October 14, 2021, the Company issued 7,500 shares of its common stock, valued at $9.00, as compensation to a third-party vendor for services;
●	On November 2, 2021, the Company issued 2,156 shares of its common stock, valued at $8.74 per share, as compensation to employees of the Company;
●	On November 24, 2021, the Company issued 10,524 shares of its common stock, valued at $8.09 per share, as consideration for $63,143 in account payable due to a third-party vendor. In association with this issuance, the Company recognized $21,997 as a loss on the issuance of these shares;
●	On March 21, 2022, the Company issued 2,573 shares of its common stock, valued at $3.00 per share, in association with convertible promissory notes issued to four accredited investors (See Note 7 – Debt);
●	On April 1, 2022, the Company issued 703 shares of its common stock, valued at $3.00 per share, in association with convertible promissory notes issued to four accredited investors (See Note 7 – Debt)
●	On April 6, 2022, the Company issued 20,000 shares of its common stock, valued at $2.90 per share, as consideration for $50,000 in account payable due to a third-party vendor. In association with this issuance, the Company recognized $8,000 as a loss on the issuance of the shares;
●	On April 18, 2022, the Company issued 53,720 shares of its common stock, valued at $2.77, to an accredited investor upon conversion of $50,333 in principal and $3,387 in associated accrued interest payable due under a convertible promissory note. In association with this issuance, the Company recognized $95,085 as a loss on the extinguishment of debt (See Note 7 – Debt);
●	On April 25, 2022, the Company issued 87,800 shares of its common stock, valued at $2.61 per share, to an accredited investor upon conversion of $87,800 in principal due under a convertible promissory note. In association with this issuance, the Company recognized $141,358 as a loss on the extinguishment of debt (See Note 7 – Debt); and
●	On April 29, 2022, the Company issued 50,000 shares of its common stock, valued at $2.20, to an accredited investor upon conversion of $50,000 in principal due under a convertible promissory note. In association with this issuance, the Company recognized $60,000 as a loss on the extinguishment of debt (See Note 7 – Debt).

In addition, on November 17, 2021, the Company issued 275,000 stock purchase options to two officers of the Company. The options were exercisable at $7.78 per share. Options granted on November 17, 2021, were to vest as follows: 68,750 on November 17, 2021, 68,750 on May 17, 2022, 68,750 on November 17, 2022, and 68,750 on May 17, 2023. The options granted on November 17, 2021, were to be exercisable for a period of five years from the date of grant. The options granted on November 17, 2021, were forfeited effective March 1, 2022.

Also, on May 6, 2022, the Company issued 500,000 stock purchase options to two officers and six directors of the Company. The options are exercisable at $2.77 per share. Options granted on May 6, 2022, vest as follows: 50% of the total issued at the date of grant, 25% on the 90-day anniversary of the date of grant, and 25% vest on the 180-day anniversary of the date of grant. The options are exercisable for a period of three years from the date of grant.

The above shares were issued pursuant to an exemption from the registration requirements of the Securities Act available to the Company by Section 4(a)(2) promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References herein to “we,” “us” or the “Company” refer to Simplicity Esports and Gaming Company and its consolidated subsidiaries. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere herein.

Overview

We are a global esports organization, that is capitalizing on the growth in esports through two business units: Simplicity Esports, LLC (“Simplicity Esports LLC”) and PLAYlive Nation, Inc. (“PLAYlive”). During the fiscal year ended May 31, 2022, we also had a third business unit: Simplicity One Brasil Ltda (“Simplicity One”). During the first quarter of the fiscal year ending May 31, 2023, in an effort to focus on business operations that were currently profitable, the Company sold its League of Legends franchise asset, and exited business operations in Brazil. Funding the Brazilian business operations created a monthly cash burn of approximately $45,000. The Company sold the franchise asset to Brazilian esports organization Los Grandes for total consideration of 1,920,000 Brazilian Reais (approximately $362,000) to be paid in five equal quarterly installments.

Our Esports Teams

We own and manage multiple professional esports teams. Revenue is generated from prize winnings, corporate sponsorships, advertising, league subsidy payments and potential league revenue sharing payments from the publishers of video games.

Through our wholly owned subsidiary, Simplicity Esports LLC, we own and manage multiple professional esports teams competing in games such as Heroes of the Storm. We are committed to growing and enhancing the esports industry, fostering the development of amateurs to compete professionally and signing established professional gamers to support their paths to greater success.

In addition, from January 2020 to July 2022, we managed Flamengo eSports, one of the leading Brazilian League of Legends® teams competing in the top tier league CBLoL, through our 76% owned subsidiary, Simplicity One. In July 2022, in an effort to focus on business operations that were currently profitable, the Company sold its League of Legends franchise asset, and exited business operations in Brazil. Funding the Brazilian business operations created a monthly cash burn of approximately $45,000. The Company sold the franchise asset to Brazilian esports organization Los Grandes for total consideration of 1,920,000 Brazilian Reais (approximately $362,000) to be paid in five equal quarterly installments.

Online Tournaments

In response to demand from customers for online esports tournaments which was likely triggered by the social distancing protocols attendant to the COVID-19 pandemic, we introduced in March 2020 an initiative of online esports tournaments. Since March 2020, through our wholly owned subsidiary, Simplicity Esports LLC, we had been holding online esports tournaments in the United States. As of August 2022, we have temporarily ceased organizing online tournaments while focusing on expense reduction and operational efficiency.

Our Gaming Centers

As of May 31, 2022, we had 29 operational locations (17 corporate locations and 12 franchise locations), through our subsidiaries throughout the U.S., giving casual gamers the opportunity to play in a social setting with other members of the gaming community. Subsequent to the 2022 fiscal year end, the Company closed 12 of its 17 corporate owned esports gaming center locations. The Company continues to operate five corporate owned locations and 12 franchisee owned locations. Management is exploring strategic alternatives, including merger and acquisition opportunities, and is focused on high margin, lower capital expenditure business strategies in the esports gaming industry, with a goal of being cash flow positive in the next 12 to 24 months.

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

Our business plan encompasses a brick-and-click physical and digital approach to further recognize revenue from all verticals, which we believe to be unique in the industry. The physical centers, together with our esports teams, lifestyle brand and marketing campaigns offer opportunities for additional revenue via strategic partnerships with both endemic and non-endemic brands. Our ultimate goal is to further engage a diverse fan base with a 360-degree approach driving traffic to both our digital platform, tournaments (online and in-person), and physical real estate to maximize the monetization opportunities with these relationships. In addition, we have proprietary intellectual capital, fan engagement strategies and brand development blueprints which complement our publicly available information.

Optimally, the esports gaming centers of Simplicity Esports LLC (“Simplicity Esports Gaming Centers”) measure between 2,000 and 4,000 square feet, with dozens of gaming stations. The Simplicity Esports Gaming Centers feature cutting edge technology, futuristic aesthetic décor and dynamic high-speed gaming equipment. We believe our brick-and-click strategy will present attractive opportunities for sponsors and advertisers to connect with our audience, creating an intriguing monetization opportunity for sponsors and advertisers. As of September 26, 2022, our corporate owned stores operate in approximately 40,000 square feet of retail space in desirable, high traffic locations.

Creating content that engages fans, sponsors and developers, while promoting our brand is one of our primary goals. In August 2021, we announced a partnership with Television Korea 24 (“ESTV”) to provide esports and gaming content for their 24-7 live linear channel around the world. ESTV can be viewed in over 45 countries, including the U.S. We seek to reach a broad demographic encompassing the casual, amateur and professional gaming community. Our philosophy is to enhance our footprint for both endemic and non-endemic partnerships. We believe we possess a deep perception of our markets and understand the new age of branding while maintaining authenticity to the gaming community that comprises our fanbase.

As a result of COVID-19, all of our corporate and franchised Simplicity Esports Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Esports Gaming Centers on May 1, 2020 and subsequently reopened 16 corporate and 12 franchised Simplicity Esports Gaming Centers. Subsequent to the 2022 fiscal year end, the Company closed 12 of its 17 corporate owned esports gaming center locations. The Company continues to operate five corporate owned locations and 12 franchisee owned locations. See “Risk Factors—Public health epidemics or outbreaks, such as COVID-19, could materially and adversely impact our business.”

Corporate Gaming Centers

As of May 31, 2022, we operated 17 corporate-owned retail Simplicity Esports Gaming Centers. Subsequent to the 2022 fiscal year end, the Company closed 12 of its 17 corporate owned esports gaming center locations. The Company continues to operate five corporate owned locations and 12 franchisee owned locations. Management is exploring strategic alternatives, including merger and acquisition opportunities, and is focused on high margin, lower capital expenditure business strategies in the esports gaming industry, with a goal of being cash flow positive in the next 12 to 24 months.

Franchised Gaming Centers

Due to interest from potential franchisees, in 2019 we launched a franchising program to accelerate the expansion of our planned nationwide footprint. We sell specific franchise territories, through our wholly owned subsidiary PLAYlive, and assist with the establishment and buildout of esports gaming centers to potential business owners that desire to use our branding, infrastructure and process to open and operate gaming centers. We currently operate 12 fully constructed franchise esports gaming centers. Franchise revenue is generated from the sale of franchise territories, supplying furniture, equipment and merchandise to the franchisees for buildout of their centers, a gross sales royalty fee and a national marketing fee. We license the use of our branding, assist in identifying and negotiating commercial locations, assist in overseeing the buildout and development, provide access to proprietary software for point of sale, inventory management, employee training and other HR functions. Franchisees also have an opportunity to participate in our national esports tournament events. Once an esports gaming center is opened, we provide operational guidance, support and use of branding elements in exchange for a monthly royalty fee calculated as 6% of gross sales. Prior to selling a franchise, among other things, the Company is required to provide a potential franchisee with a franchise disclosure document. We do not currently have an active franchise disclosure document.

The combination of the esports gaming centers, owned or franchised by our wholly owned subsidiaries Simplicity Esports LLC or PLAYlive, provides us with what we believe is one of the largest esports gaming center footprints in North America.

Franchise Roll Up Strategy

We began implementing a franchise roll-up strategy in July 2020 because of the disruption caused by COVID-19 related stay-at-home orders, and the disruption it caused to the commercial real estate market. The reduction in revenues for some franchisees because of stay-at-home orders, and government mandates to remain closed created significant accrued rent payments due to landlords. We have been able to come to terms with many franchisees to acquire the assets of their gaming centers and make them corporate owned. We have simultaneously negotiated new leases with some of the largest national mall chains, including Simon Property Group and Brookfield Asset Management, and are in the process of negotiating additional locations with other landlords. The new leases involve significant reductions in or elimination of fixed rent and the addition of percentage of revenues rent terms.

Our Stream Team

The Simplicity Esports LLC stream team encompasses commentators (commonly known as “casters”), influencers and personalities who connect to a dedicated fan base. Our electric group of live personalities represent our organization to the fullest with their own unique style. We are proud to support and present a diverse group of gamers as we engage fans across a multitude of esports genres. Our Twitch affiliation has enabled our stream team to reach a broad fan base. Additionally, we have created several niches within the streaming community which has enabled us to engage fans within certain titles on a 24/7 basis. Through Simplicity Esports LLC, we have begun to implement a unique approach to ensure the ultimate fan friendly esports experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community and we plan to use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry.

COVID-19

As a result of COVID-19, all of our corporate and franchised Simplicity Esports Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Esports Gaming Centers on May 1, 2020 and subsequently reopened 16 corporate and 12 franchised Simplicity Gaming Centers, the majority of which are operating at restricted capacity based on local COVID-19 regulations. Subsequent to May 31, 2022, the Company closed 12 of its 17 corporate owned esports gaming center locations. The Company continues to operate five corporate owned locations and 12 franchisee owned locations. Although our franchise agreements with franchisees of Simplicity Esports Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Esports Gaming Centers are operating, a limited number of the franchisees of Simplicity Esports Gaming Centers have defaulted on their obligations to pay their minimum monthly royalty payment to us. This has resulted in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. As of May 31, 2022, we have recorded an allowance for doubtful accounts of approximately $39,000 and have written off $4,000, partly in conjunction with taking back certain franchises and converting them to company owned stores. Notwithstanding our efforts to support franchisees and still collect on receivables, it is unclear exactly how much of the increase in accounts receivables is attributable to the impact of COVID-19. We have waived the minimum monthly royalty payment obligations from July 2020 through present day and are instead billing the franchisees a true-up of 6% of gross sales without a minimum. We continue to assess possible similar accommodations to the franchisees in light of the impact of COVID-19. Additionally, the disruptions in commercial real estate caused by COVID-19 lockdowns have allowed the Company to strengthen its existing relationships with national landlords by signing new locations with percentage rent leases.

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

The measures taken to date adversely impacted the Company’s business during the year ended May 31, 2022 and will potentially continue to impact the Company’s business. Management observes that all business segments continue to be impacted by reduced foot traffic that began as a result of COVID-19 lockdowns and has continued as consumer habits have changed.

For the fiscal years ended May 31, 2022 and 2021, we generated revenues of $3,552,665 and $1,551,923 and reported net losses of $17,838,138 and $6,096,855, respectively. Net cash used in operating activities for the fiscal years ended May 31, 2022 and 2021 was $2,679,110 and $1,617,914, respectively. As of May 31, 2022, we had an aggregate accumulated deficit of $29,838,444. We anticipate that we will continue to report losses and negative cash flow. There is substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings. See “Risk Factors—We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.”

Results of Operations

The following table summarizes our operating results for the fiscal years ended May 31, 2022 and 2021.

	Fiscal Year	Fiscal Year
	Ended	Ended
	May 31, 2022	May 31, 2021

Franchise royalties and license fees	$262,663	$151,634
Franchise deposit revenue	31,987	154,291
Company-owned stores and other revenue	2,897,293	1,053,226
Esports revenue	360,722	192,772
Total revenue	3,552,665	1,551,923
Less: Cost of goods sold	(2,492,238)	(1,014,310)
Gross margin	1,060,427	537,613
Operating expenses	(12,090,974)	(5,335,112)
Other expense	(6,807,591)	(1,397,329)
Net loss attributable to non-controlling interest	291,593	97,973
Net Loss	$(17,838,138)	$(6,096,855)

Summary of Statement of Operations for the Fiscal Year Ended May 31, 2022 and 2021:

Revenue

We generated $3,552,665 of revenue for the fiscal year ended May 31, 2022 as compared to $1,551,923 for the fiscal year ended May 31, 2021. The increase in revenue was principally due to the increase in the number of company owned stores we operate, offset by a slight reduction in franchise royalties and franchise deposit revenue as franchises were converted to company owned stores.

Franchise royalties, franchise deposit and termination revenue and company-owned stores sales and other revenues, totaled $3,191,943 and $1,359,151, for the fiscal years ended May 31, 2022 and 2021. In addition, esports revenue was $360,722 during the fiscal year ended May 31, 2022, up from $192,772 in the fiscal year ended May 31, 2021. This increase was due to inclusion of the full year of operations of Simplicity One Brazil which was acquired in January 2020. In July 2022, in an effort to focus on business operations that were currently profitable, the Company sold its League of Legends franchise asset, and exited business operations in Brazil. Funding the Brazilian business operations created a monthly cash burn of approximately $45,000. The Company sold the franchise asset to Brazilian esports organization Los Grandes for total consideration of 1,920,000 Brazilian Reais (approximately $362,000) to be paid in five equal quarterly installments.

Cost of Goods Sold

Cost of goods sold during the fiscal years ended May 31, 2022 and 2021 totaled $2,492,238 and $1,014,310, respectively. Cost of goods sold is related to player and team expenses related to esports revenues and cost of gaming system and store merchandise sold at company owned stores, including the depreciation on the gaming equipment needed to generate these revenues. The increase is cost of goods sold is directly related to the increase in company owned store revenues.

Operating Expenses

Operating expenses for the fiscal year ended May 31, 2022 totaled $12,090,974, a $6,755,862 increase from the $5,335,112 of operating expense in the fiscal year ended May 31, 2021. The increase was the result of impairment expenses of $4,031,244 recorded in connection with the impairment of goodwill and other intangible assets, impairment expense of $1,355,156 recorded in connection with the right-of use-asset, inventory and fixed assets, increased compensation and related benefits of approximately $476,000, primarily due to a $429,000 decrease in stock-based compensation, coupled with a $900,000 increase in salaries, wages and the related insurance and taxes, predominantly driven by the increase in employees related to the new company owned stores; an increase in professional fees of $669,000, of which $436,000 was for increased legal, accounting and consulting services; an increase in general and administrative expenses of $633,000, primarily due to an increase in amortization of $108,000, an increase in rent of $170,000, and an increase in utilities of $90,000.

Other Expense

Other expense represented an expense of approximately $6,808,000 and $1,400,000 during the fiscal years ended May 31, 2022 and 2021, respectively. The increase in other expense of $5,408,000 is due to an increase of $2,946,000 of interest expense on the notes payable mentioned herein, a $2,290,000 increase in debt forgiveness expense.

Net Loss Attributable to Non-Controlling Interest

As part of the conversion of franchises into company-owned stores, two of the original franchisees retained a 21% interest in the stores, one retained a 49% interest and 24% of our interest in Simplicity One Brasil, some of which is owned by Jed Kaplan, our former Chairman of the Board. As such, a portion of the net loss incurred during the year is allocated to those parties. For the fiscal year ended May 31, 2022, the net loss attributable to non-controlling interest was $291,593, which represents an increase of $193,620 from the year ended May 31, 2021.

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

As of May 31, 2022 and 2021, we had cash of $103,000 and $414,000, which is available for use by us to cover the costs associated with general corporate purposes. In addition, as of May 31, 2022 and 2021, we had accounts payable and accrued expenses of $2,360,000 and $1,605,000, respectively.

For the fiscal years ended May 31, 2022 and 2021, cash used in operating activities amounted to $2,679,110 and $1,617,914, respectively. The increase in net cash used of approximately $1,061,000 is due to a decrease in shares for services of approximately $1,900,000, an increase in non-cash interest expense of approximately $2,400,000, increased impairment losses of approximately $5,000,000, an increase in depreciation and amortization charges of approximately $110,000 and an increase in debt forgiveness expense of approximately $2,290,000, offset by an increased net loss of approximately $11,600,000. In addition, changes in our operating liabilities and assets provided approximately $1,500,000 of cash, an increase of approximately $1,700,000 from May 31, 2021. The increase in cash provided is due to increased accrued expenses of approximately $930,000, a reduction in deferred revenues of approximately $125,000, a decrease in inventory of approximately $40,000, a decrease in prepaid expenses and security deposits of approximately $20,000 and a decrease in due from franchisee of approximately $45,000, offset by reduced accounts receivable of approximately $132,000 and decreased deferred brokerage fees of approximately $61,000. Cash used in investing activities amounted to $515,179, an increase of $363,230 from the prior year. The increase is attributable to increased purchase of property and equipment of $359,000. Cash provided from financing activities amounted to $2,833,500, an increase of $1,534,000 over the prior year. The increase is mainly attributable to a net cash increase of $1,087,000 for the net effect of the issuance in notes payable, coupled with an increase in funds received from private placement units of $379,000, an increase non-controlling interest in subsidiaries of $179,000, offset by an increase in deferred financing costs of $111,000.

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

As reflected in the consolidated financial statements, the Company has an accumulated deficit as of May 31, 2022, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the of the date that the financial statements are issued.

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

As a result of COVID-19, all of our corporate and franchised Simplicity Gaming Centers had been closed effective April 1, 2020. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us. As of May 31, 2020, some of our franchised gaming centers have begun to re-open.

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

The measures taken to date adversely impacted the Company’s business during the year ended May 31, 2022 and will potentially continue to impact the Company’s business. Management observes that all business segments continue to be impacted by reduced foot traffic that began as a result of COVID-19 lockdowns and has continued as consumer habits have changed.

Contractual obligations

We do not have any long-term capital lease obligations, operating lease obligations or long-term liabilities, except as follows:

The Company has entered into various lease agreements in support of our corporate offices and our gaming centers. All of the Company’s gaming center leases have been recorded with the appropriate Right of Use (“ROU”) asset and related liability.

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

Revenue Recognition

The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods and services. Our revenue is derived principally from two sources, the first is from the sale of the rights to our players to third parties and second from participation and prize money awarded at gaming tournaments.

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

The Company periodically reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the year ended May 31, 2022, the Company performed an internal valuation to review our intangible assets and based upon this valuation, Then Company recorded an impairment charge of $324,000

Goodwill

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but we assess our goodwill for impairment at least annually. Our assessment date was May 31, 2022, and the company performed an internal valuation to review our goodwill and based upon this valuation, the Company recorded an impairment charge of $3,707,000.

Operating Lease Right-of-Use Assets and Operating Lease Liabilities

The Company adopted the Financial Accounting Standards Board’s Accounting Standards Codification Topic 842, Leases (Topic 842) and has elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply Topic 842 to arrangements with lease terms of 12 months or less. The Company has entered into various lease agreements mainly to support the operations of its gaming centers.

The significant assumption used to determine the present value of the lease liability was a discount rate ranging from of 12% which was based upon the Company’s estimated incremental borrowing rate at the start of the lease term.

The Company has recorded an impairment charge of $1,355,000 related to the fact that multiple stores were closed subsequent to the end of reporting period.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-40 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and principal financial officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2022. Based upon this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of May 31, 2022.

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

Management’s Annual Report on Internal Controls over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of May 31, 2022. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of May 31, 2022, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weakness which we identified in our internal control over financial reporting:

●	Lack of Segregation of Duties - Our finance and accounting department is understaffed and accordingly we cannot maintain sufficient segregation of duties within the financial reporting process.

●

Lack of Adequate Staff - The Company does not have enough staff to timely review and approve all the transactions that occur. The Company does not have enough oversight at each of the gaming center locations. Our finance and accounting department is understaffed and the Company relies heavily on its Chief Executive Officer to supply documentation.

Lack of a Systems Control - The Company utilizes a third-party accounting software to maintain its books and records. This third-party system lacks sufficient controls to be considered an effective control environment.

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

Changes in Internal Control over Financial Reporting

During the three months ended May 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position
Roman Franklin	39	Chief Executive Officer, principal financial officer and Class I Director of the Company
Max Hooper	76	Class II Director of the Company
Edward Leonard Jaroski	76	Class I Director of the Company
William H. Herrmann, Jr.	76	Class II Director of the Company

On May 18, 2022, Jed Kaplan submitted his resignation as a member of the Board of Directors, effectively immediately. Mr. Kaplan’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On June 23, 2022, Laila Cavalcanti Loss submitted her resignation as a member of the Board. On June 30, 2022, Frank Leavy submitted his resignation as a member of the Board, and Beatrice Tarka submitted her resignation as Chairperson of the Board and as a member of the Board. The resignations of Ms. Loss, Mr. Leavy, and Ms. Tarka were not because of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On June 28, 2022, Nancy Hennessey submitted her resignation as the Company’s Chief Financial Officer, effective June 30, 2022. Ms. Hennessey’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Company has commenced a search for Ms. Hennessey’s replacement. Until a replacement Chief Financial Officer is appointed, Roman Franklin, the Company’s Chief Executive Officer, a member of the Board and a greater than 5% stockholder of the Company, will act as the Company’s principal financial officer and principal accounting officer.

Roman Franklin. Mr. Franklin has been a member of our board of directors since August 16, 2017, our Chief Executive Officer since March 29, 2021, and our principal financial officer since May 18, 2022. From December 31, 2018 until March 31, 2021, Mr. Franklin served as our President. Mr. Franklin was Chief Investment Officer of SMC Global USA from March 2016 until December 31, 2016, and prior, President of Franklin Financial Planning from 2005 to 2016. Mr. Franklin is a 16-year veteran of the financial services industry. By the age of 22 he held FINRA Series 7, Series 66, and Life, Health, and Variable Insurance Licenses. In 2005, he founded a fee-only registered investment advisory firm. In 2008, he was one of the youngest recipients of the National Association of Financial Advisors (“NAPFA”) Registered Financial Advisor (RFA) designation. In 2015, he was elected as a Board Member of the NAPFA, South Region Board of Directors, overseeing more than a dozen states from Texas, to Florida, to North Carolina. Mr. Franklin has experience in domestic and international investment, and has been involved in multiple business transactions tied to India. Mr. Franklin holds a Bachelor of Science degree in Management from Barry University and an M.B.A. in Finance from the Graduate School of Business at Stetson University. His civic organization roles include School Advisory Council for Volusia County Schools, City of DeLand Economic Development Committee, and the Boys’ and Girls’ Clubs of Central Florida.

We believe Mr. Franklin’s strong expertise in finance and international and domestic business transactions qualifies him to serve on our board of directors.

Max Hooper. Dr. Hooper, who has been an independent member of our board of directors since August 16, 2017, serves as Managing Director of Merging Traffic, a web-based crowdsourcing portal, since September 2015 and Head of Investment Banking and Senior Vice President of Triloma Securities, a subsidiary of Triloma Financial Group LLC, since January 2016. Dr. Hooper is also the founder and owner of Partners Advisory Group and Partners Capital Group, two financial advisory firms since January 2014. Since February 2018, Dr. Hooper’s primary focus has been as Managing Director/CEO of Managing Traffic and co-owner of Triloma Financial Group. Prior to that, Dr. Hooper was co-founder of Equity Broadcasting Corporation, a media company that owned and operated more than one hundred television stations across the United States. Dr. Hooper is an accomplished entrepreneur and has started multiple businesses in technology/internet, lodging, and services industries. Dr. Hooper has served on the investment committee of several venture capital and angel funds, and has completed “work out” transactions as a Certified Debt Arbitrator representing banks and private transactions. Dr. Hooper also has prior experience with SPACs such as transaction structuring, administration, research, and execution. Dr. Hooper has earned five doctorate degrees from a variety of institutions.

We believe Dr. Hooper’s expertise in investment, management and mergers and acquisitions over various industries qualify him to serve on our board of directors.

Edward Leonard Jaroski. Mr. Jaroski has been an independent member of our board of directors since October 2017. Mr. Jaroski was the founder of Capstone Asset Management Company and had served as its President and Chief Executive Officer from 1987 to March 2016. Mr. Jaroski was Chairman, Chief Executive Officer and President of various Capstone/Steward Funds in the fund complex from 1987 through 2016. Mr. Jaroski was at Tenneco Financial Services from 1981 to 1987, where he was the Executive Vice President. He started his career at Philadelphia Life Insurance Company as Manager of Investments in 1969, where he served until 1981 and also served as its Vice President of Finance. He also served as a Director of Philadelphia Life Asset Management Company. Mr. Jaroski holds the insurance industry professional designations of Chartered Life Underwriter, Charter Financial Consultant and Fellow Life Management Institute. He holds a B.B.A. degree in Accounting from Temple University.

We believe Mr. Jaroski’s experience in investments and asset management qualify him to serve on our board of directors.

William H. Herrmann, Jr. Mr. Herrmann has been an independent member of our board of directors since October 2017. Mr. Herrmann has over 45 years of experience in financial services, and insurance and investment planning industries. Presently, Mr. Herrmann is the Owner of Herrmann & Associates, a financial services firm affiliated with Hudson Heritage Capital Management Inc., a Registered Investment Advisor since February 15, 2006. Mr. Herrmann has also served as an independent Director of Steward Funds, from 2011 until 2017. Mr. Herrmann served as the Chairman of the Nominating and Corporate Governance Committee and was Chairman of the Contracts Committee. He previously served as Independent Lead Director of Steward Funds. Mr. Herrmann is also an Independent Director of Church Capital Fund, where he served as Chairman of the Nominating and Corporate Governance Committees.

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

Number and Terms of Office of Officers and Directors

Our board of directors is currently comprised of four directors, divided into two classes, Class I and Class II, with only one class of directors being elected in each year and each class serving a two-year term. There are four Class I directors and two Class II directors.

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

Board Committees and Director Independence

Our common stock is presently quoted on the OTCQB under the symbol “WINR.” Our warrants issued in connection with our IPO in August 2017 are currently listed on OTCQB under the symbol “WINRW.” Under the rules of the OTCQB, we are not required to maintain a majority of independent directors on our Board of Directors and we are not required to establish committees of the Board of Directors consisting of independent directors. However, we intend to list our common stock on the Nasdaq Capital Market or NYSE American. In order to list our common stock on the Nasdaq Capital Market or NYSE American, we are required to comply with the applicable national securities exchange’s standards relating to corporate governance, requiring, among other things, that:

●	A majority of our Board of Directors to consist of “independent directors” as defined by the applicable rules and regulations of the Nasdaq Capital Market or the NYSE American, as applicable;

●	The compensation of our executive officers to be determined, or recommended to the Board of Directors for determination, by independent directors constituting a majority of the independent directors of the Board in a vote in which only independent directors participate or by a Compensation Committee comprised solely of independent directors;

●	That director nominees to be selected, or recommended to the Board of Directors for selection, by independent directors constituting a majority of the independent directors of the Board in a vote in which only independent directors participate or by a nomination committee comprised solely of independent directors; and

●	Establishment of an audit committee with at least three independent directors as well as composed entirely of independent directors, where at least one of the independent directors qualifies as an audit committee financial expert under SEC rules and as a financially sophisticated audit committee member under the applicable exchange rules.

Our Board of Directors has determined in its business judgment that each of Messrs. Jaroski and Herrmann and Dr. Hooper is independent within the meaning of the applicable Nasdaq Capital Market and NYSE American rules, the Sarbanes-Oxley Act and related SEC rules. Therefore, a majority of the members of our Board of Directors is not independent.

In addition, our Board of Directors has two standing committees: an Audit Committee and a Compensation Committee.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Both our audit committee and our compensation committee are composed solely of independent directors.

Audit Committee

Messrs. Leavy and Dr. Hooper serve as members of our audit committee. The Company plans to appoint one of its board members as a member of the audit committee and appoint one of the current members of the audit committee as chairman of the audit committee in the near future. Under Nasdaq Capital Market and NYSE American listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Leavy and Dr. Hooper are independent.

Each member of the audit committee is financially literate and our board of directors has determined that the new chairman of the audit committee, to be appointed in the near future, will qualify as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

The members of our compensation committee are Mr. Jaroski and Dr. Hooper. The Company plans to appoint one of its board members as a member of the compensation committee and appoint one of the current members of the compensation committee as chairman of the compensation committee in the near future. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the applicable national securities exchange and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(1)(A) of the Nasdaq Listing Rules and Section 804(a) of the NYSE American Company Guide, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Jaroski and Herrmann, and Dr. Hooper. In accordance with Nasdaq Capital Market and NYSE American rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Limitation on Liability and Indemnification of Officers and Directors

Our third amended and restated certificate of incorporation, as amended, provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our restated certificate provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the Delaware General Corporation Law (“DGCL”).

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that except as set forth below, no Section 16(a) reporting persons failed to timely file their required Section 16(a) reports during the year fiscal ended May 31, 2022.

●	Ms. Hennessey, the Company’s former Chief Financial Officer, failed to timely file a Form 3.
●	Ms. Loss, a former member of the Company’s Board of Directors, failed to timely file a Form 3.

In addition, during the fiscal year ended May 31, 2022, the following directors filed Form 4s reporting previously unreported transactions from prior fiscal years:

●	Mr. Jaroski, a former member of the Company’s Board of Directors, filed a Form 4 reporting five transactions from the fiscal year ended May 31, 2019, and one transaction from each of the fiscal years ended May 31, 2020 and 2021.
●	Mr. Caldwell, a former member of the Company’s Board of Directors, filed a Form 4 reporting two transactions from the fiscal year ended May 31, 2019, and one transaction from the fiscal year ended May 31, 2021.
●	Mr. Leavy, a former member of the Company’s Board of Directors, filed a Form 4 reporting two transactions from the fiscal year ended May 31, 2019, and one transaction from the fiscal year ended May 31, 2021.
●	Mr. Hooper, a former member of the Company’s Board of Directors, filed a Form 4 reporting five transactions from the fiscal year ended May 31, 2019, and one transaction from the fiscal year ended May 31, 2021.

Director Compensation

During the fiscal year ended May 31, 2022, executive officers who are also directors do not receive any additional compensation for their services as directors. Compensation for members of the Board is reviewed annually by the Compensation Committee. The Compensation Committee may not delegate its authority regarding director compensation, and, except as described above, no executive officer plays a role in determining the amount of director compensation. The Compensation Committee considers the amount of time directors dedicate to Company matters and the need to attract and retain qualified directors when determining Board compensation.

Fiscal Year Ended May 31, 2022 Director Compensation Table

Name	Fees earned or paid in cash ($)		Stock Awards ($)		Option Awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)		All Other Compensation ($)	Total ($)
Donald R. Caldwell (3)	$-		$		$-		$-		$-	$-	$
Edward Leonard Jaroski	$-			$-	$14,950		$-	$-		$-		$14,950
Frank Leavy (5)	$-		$		$14,950		$-	$-		$-		$14,950
William H. Herrmann, Jr.	$-		$		$14,950		$-	$-		$-		$14,950
Max Hooper	$-		$		$14,950		$-	$-		$-		$14,950
Laila Cavalcanti Loss (6)	$44,525	(1)	$		$23,725	(1)	$-	$-		$-		$68,250
Jed Kaplan (2)	$121,307			$-	$56,063		$-	$-		$-		$177,370
Beatrice Tarka (4)	$-			$-	$-		$-	$-		$-		$-

(1)	Ms. Loss received common stock valued at $8,775 for legal services provided to the Company. In addition, Ms. Loss earned $44,525 for legal services provided to the Company. Of this amount, $31,525 has been accrued, but not yet been paid to Ms. Loss.

(2)	Mr. Kaplan ceased to be an executive officer on March 29, 2021. On March 25, 2021, the Company’s board of directors appointed Mr. Kaplan as Chairman of the Board, effective March 29, 2021. Mr. Kaplan resigned as Chief Executive Officer and Interim Chief Financial Officer effective March 29, 2021. Mr. Kaplan served as our Chairman from March 29, 2021 to April 22, 2022. On May 18, 2022, Jed Kaplan resigned as a member of the Board of Directors of the Company effective immediately and no longer holds any positions with the Company.

(3)	On April 22, 2022, Donald Caldwell submitted his resignation as a member of the Board of the Company, effectively immediately.

(4)	Ms. Tarka resigned as a member of the Board effective June 30, 2022.

(5)	Mr. Leavy resigned as a member of the Board effective June 28, 2022.

(6)	Ms. Loss resigned as a member of the Board effective June 23, 2022.

Item 11.	Executive Compensation.

The following table summarizes all compensation recorded by us in the past two fiscal years ended May 31, 2022 for:

●	our principal executive officer or other individual serving in a similar capacity, and

●	our two most highly compensated executive officers, other than our principal executive officer, who were serving as corporate officers at May 31, 2022.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2022 Summary Compensation Table

Name and Principal Position	Fiscal Year Ended	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)	Total ($)
Roman Franklin,	5/31/2022	$284,617	(1)	$-	(2)	$-		$373,755	(3)	$-	$658,372
Chief Executive Officer	5/31/2021	$197,737		$150,000	(4)	$1,032,243	(5)	$-		$-	$1,379,980

Nancy Hennessey,	5/31/2022	$189,892	(6)	$-		$-		$186,877	(3)	$-	$376,769
Former Chief Financial Officer (7)	5/31/2021	$-		$-		$-		$-		$-	$-

(1)	Of this amount, $20,832 has been accrued, but not paid to, Mr. Franklin.
(2)	During the fiscal year ended May 31, 2022, the Company paid to Mr. Franklin $84,533 of the $150,000 bonus that was earned, but not paid, during the fiscal year ended May 31, 2021.
(3)	Represents the aggregate grant date fair value for stock options granted to the named executive officer in the fiscal year indicated, computed in accordance with FASB Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“Topic 718”). For information about the assumptions made in this valuation, refer to Note 10 “Stockholders’ (Deficit) Equity”.
(4)	This amount was earned, but not paid, during the fiscal year ended May 31, 2021. Of this amount, $84,533 was paid to Mr. Franklin during the fiscal year ended May 31, 2022. As of May 31, 2022, $65,467 of this amount remained accrued but unpaid.
(5)	Represents the aggregate grant date fair value for all restricted stock granted to Mr. Franklin vested in the current fiscal year, computed in accordance with Topic 718. Assumptions used to determine the aggregate grant date fair value of the restricted stock include per share grant date fair values ranging from $6.56 to $19.75, based on the closing stock price of the Company’s common stock as reported on OTC Markets on various dates.
(6)	Of this amount, $45,000 has been accrued, but not paid to, Ms. Hennessey.
(7)	Ms. Hennessey ceased to be the Company’s Chief Financial Officer on June 28, 2022.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table sets forth information on outstanding options and stock awards held by the named executive officers as of May 31, 2022

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units Of Stock that Have Not Vested (#) (1)	Market Value Of Shares Or Units of Stock That Have Not Vested ($) (1)
Roman Franklin	125,000	125,000	2.77	5/6/2025	-	-

Nancy Hennessey	62,500	62,500	2.77	5/6/2025	-	-

2022 Option Exercises and Stock Vested Table

The following table sets forth the vesting of restricted stock during the fiscal year ended May 31, 2022 for the named executive officers:

Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Roman Franklin	-	$-

Nancy Hennessey	-	$-

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

On July 29, 2020, the board of directors approved a cash bonus to Mr. Franklin in the amount of $75,000 in return for services provided during the 2020 fiscal year. Such bonus was deferred and will be paid when the Company has sufficient funds available to pay such bonus, as to be reasonably determined by the board of directors and the Mr. Franklin. During the fiscal year ended May 31, 2021, the Company paid $40,000 of such bonus amount to Mr. Franklin. As of May 31, 2021, the Company owed $35,000 to Mr. Franklin for the bonus granted for the fiscal year ended May 31, 2020.

In December 2020, the board of directors approved a cash bonus to Mr. Franklin in the amount of $125,000. Such bonus has been deferred and will be paid when the Company has sufficient funds available to pay the bonus, to be reasonably determined by the board of directors and Mr. Franklin.

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

Executive Employment Agreements

On December 31, 2018, the Company also entered into an employment agreement (the “Franklin 2018 Agreement”) with Roman Franklin, pursuant to which the parties agreed that he will serve as the President of the Company. Pursuant to the terms of the Franklin 2018 Agreement, the Company agreed to that Mr. Franklin will receive (i) a monthly base salary of $8,333.33 and (ii) an equity grant of 375 shares of Common Stock per month, which shares will be fully vested upon grant.

On July 29, 2020, the Company entered into a new employment agreement (the “Franklin 2020 Agreement”) with Mr. Franklin. Such employment agreement replaced the Franklin 2018 Agreement. As a result, the Franklin 2018 Agreement was terminated and is of no further force or effect. Pursuant to the terms of the Franklin 2020 Agreement, the Company agreed to pay Mr. Franklin a monthly base salary of $12,500; provided, however, that the parties agreed that such base salary will be deferred and will accumulate until the Company has sufficient cash available to make such payments, to be reasonably determined by the Board of Directors and Mr. Franklin, at which time all accrued and unpaid base salary will be paid. In addition, Mr. Franklin will receive an equity grant of 782 shares of common stock per month, which shares will be fully vested upon grant. Mr. Franklin will also be eligible to receive a quarterly bonus in the form of cash or an equity grant of shares and will be entitled to participate in the Company’s employee benefit plans.

The Franklin 2020 Agreement contains customary non-competition and non-solicitation covenants for a period of one year after the termination of the executive’s employment.

On March 25, 2021, the board of directors appointed Mr. Franklin as the Company’s Chief Executive Officer, effective March 29, 2021. Mr. Kaplan ceased to be the Company’s President on such date. Mr. Franklin continues to be a member of our board of directors. In connection with Mr. Franklin’s appointment, the Company entered into an employment agreement, dated as of March 29, 2021, by and between the Company and Mr. Franklin (the “2021 Franklin Employment Agreement”) which replaced the Franklin 2020 Agreement.

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

Mr. Franklin’s employment and the 2021 Franklin Employment Agreement may be terminated by the Company with or without Cause (as hereinafter defined), or by Mr. Franklin with or without Good Reason (as hereinafter defined). In addition, in the event of Mr. Franklin’s death or total disability as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended (“Disability”), during the term of the 2021 Franklin Employment Agreement, the term of the 2021 Franklin Employment Agreement and Mr. Franklin’s employment will terminate on the date of death or Disability.

For purposes of the 2021 Franklin Employment Agreement, “Cause” means, subject to the provisions of the 2021 Franklin Employment Agreement:

(i)	Mr. Franklin’s willful failure to perform his duties (other than any such failure resulting from incapacity due to physical or mental illness);
(ii)	Mr. Franklin’s willful failure to comply with any valid and legal directive of the Board of Directors; or
(iii)	Mr. Franklin’s willful engagement in gross misconduct, which is, in each case, materially injurious to the Company or its affiliates; or
(iv)	Actions by Mr. Franklin constituting embezzlement, misappropriation, or fraud, whether or not related to Mr. Franklin’s employment with the Company; or
(v)	Mr. Franklin’s conviction of or plea of guilty or nolo contendere to a crime that constitutes a felony (or state law equivalent) or a crime that constitutes a misdemeanor involving moral turpitude; or
(vi)	Mr. Franklin’s material breach of any material obligation under the 2021 Franklin Employment Agreement, which Mr. Franklin fails to correct within 10 days after Mr. Franklin receives written notice from the Board of Directors of such breach.

For purposes of the 2021 Franklin Employment Agreement, “Good Reason” means the occurrence of any of the following, in each case during the term of the 2021 Franklin Employment Agreement:

(i)	A material reduction in Mr. Franklin’s base salary;
(ii)	A material reduction in Mr. Franklin’s target bonus opportunity;
(iii)	A relocation of Mr. Franklin’s principal place of employment from that set forth in the Franklin Employment Agreement by more than 35 miles;
(iv)	A material breach by the Company of any material provision of the Franklin Employment Agreement;
(v)	At any time following a Change of Control (as defined in the Franklin Employment Agreement), a material change in Mr. Franklin’s title or responsibilities, or a material diminution by the Company of compensation and benefits (taken as a whole) provided to Mr. Franklin immediately prior to a Change of Control.

Mr. Franklin may not terminate the 2021 Franklin Employment Agreement for Good Reason pursuant to clause (i), (ii), (iii) or (iv) above unless (x) Mr. Franklin, within 30 days following the occurrence of the such condition giving rise to Good Reason, notifies the Company in writing of his intent to terminate with Good Reason; (y) the Company fails to cure such condition within 30 days after being so notified; and (z) Mr. Franklin actually terminates no later than 30 days after the end of the cure period.

Solely in the case of an event of Cause relating to Mr. Franklin’s willful failure to perform his duties (other than any such failure resulting from incapacity due to physical or mental illness), Mr. Franklin’s willful failure to comply with any valid and legal directive of the Board of Directors; or Mr. Franklin’s material breach of any material obligation under the Franklin Employment Agreement, which Mr. Franklin fails to correct within 10 days after Mr. Franklin receives written notice from the Board of Directors of such breach (each, a “Cause Capable of Cure”), the Company may not and will not terminate the Franklin Employment Agreement for Cause unless the Company has provided written notice to Mr. Franklin of the existence of the circumstances providing grounds for termination for a Cause Capable of Cure, and Mr. Franklin has had at least 14 calendar days to cure such circumstances to the reasonable satisfaction of the Company and has thereafter not cured such circumstance within such 14 calendar day period.

Pursuant to the terms of the 2021 Franklin Employment Agreement, upon (i) termination by the Company for Cause, (ii) termination by Mr. Franklin without Good Reason, or (iii) a non-renewal by the Company, the Company will pay to Mr. Franklin the following amounts (the “Franklin Accrued Amounts”):

(i)	Any accrued but unpaid base salary;
(ii)	Any bonus compensation awarded for the quarterly period preceding that in which termination occurs, but unpaid on the date of termination (the “Prior Quarterly Period Bonus”);
(iii)	Reimbursement for unreimbursed business expenses;
(iv)	Such employee benefits, if any, to which Mr. Franklin may be entitled under the Company’s employee benefit plans as of the date of termination; provided that, in no event shall Mr. Franklin be entitled to any payments in the nature of severance or termination payments except as specifically provided in the 2021 Franklin Employment Agreement; and
(v)	all amounts otherwise required to be paid or provided by law.

Pursuant to the terms of the 2021 Franklin Employment Agreement, upon termination of the 2021 Franklin Employment Agreement solely as a result of Mr. Franklin’s death or Disability, Mr. Franklin or his estate will receive the 2021 Franklin Accrued Amounts and the pro-rated bonus as provided in the 2021 Franklin Employment Agreement.

Upon Mr. Franklin’s termination by the Company without or other than for Cause, or (ii) resignation by Mr. Franklin with Good Reason, then:

(i)	the Company will pay to Mr. Franklin the Franklin Accrued Amounts and a pro-rated bonus as provided in the Franklin Employment Agreement;
(ii)	the Company will pay to Mr. Franklin $125,000 as a severance payment;

(iii)	the Company will pay to Mr. Franklin any salary that Mr. Franklin would have earned through the end of the then-applicable initial term or renewal term, as applicable; and
(iv)	any unvested incentive awards then held by Mr. Franklin will immediately be vested in full.

In connection with Nancy Hennessey’s appointment as the Company’s Chief Financial officer on May 11, 2021 and effective May 17, 2021, the Company entered into an employment agreement, dated as of May 17, 2021, by and between the Company and Ms. Hennessey (the “Hennessey Employment Agreement”). Pursuant to the terms of the Hennessey Employment Agreement, in exchange for Ms. Hennessey’s services, the Company agreed to pay Ms. Hennessey an annual base salary of $140,000. In addition, Ms. Hennessey is entitled to receive compensation in the form of an equity grant of $12,500 in the Company’s common stock for each quarter during the term of the Hennessey Employment Agreement, which runs for a period ending one year after May 17, 2021 and automatically renews for successive one year terms unless either party gives 60 days’ advance written notice of its intention not to renew the Hennessey Employment Agreement. Pursuant to the terms of the Hennessey Employment Agreement, Ms. Hennessey will also receive 5,000 shares of common stock upon completion of an uplisting to a national exchange, such as The Nasdaq Stock Market or the NYSE American. Ms. Hennessey’s eligibility for any bonus and the amount thereof will be determined solely at the discretion of the Board of Directors.

Ms. Hennessey’s employment and the Hennessey Employment Agreement may be terminated by the Company with or without Cause (as hereinafter defined), or by Ms. Hennessey with or without Good Reason (as hereinafter defined). In addition, in the event of Ms. Hennessey’s death or total disability as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended (“Disability”), during the term of the Hennessey Employment Agreement, the term of the Hennessey Employment Agreement and Ms. Hennessey’s employment will terminate on the date of death or Disability.

For purposes of the Hennessey Employment Agreement, “Cause” means, subject to the provisions of the Hennessey Employment Agreement:

(i)	Ms. Hennessey’s willful failure to perform her duties (other than any such failure resulting from incapacity due to physical or mental illness);
(ii)	Ms. Hennessey’s willful failure to comply with any valid and legal directive of the Board of Directors; or
(iii)	Ms. Hennessey’s willful engagement in dishonesty, illegal conduct, or gross misconduct, which is, in each case, materially injurious to the Company or its affiliates; or
(iv)	Actions by Ms. Hennessey constituting embezzlement, misappropriation, or fraud, whether or not related to Ms. Hennessey’s employment with the Company; or
(v)	Ms. Hennessey’s conviction of or plea of guilty or nolo contendere to a crime that constitutes a felony (or state law equivalent) or a crime that constitutes a misdemeanor involving moral turpitude; or
(vi)	Ms. Hennessey’s material breach of any material obligation under the Hennessey Employment Agreement, which Ms. Hennessey fails to correct within 10 days after Ms. Hennessey receives written notice from the Board of Directors of such breach.

For purposes of the Hennessey Employment Agreement, “Good Reason” means the occurrence of any of the following, in each case during the term of the Hennessey Employment Agreement:

(i)	A material reduction in Ms. Hennessey’s base salary;
(ii)	A material reduction in Ms. Hennessey’s target bonus opportunity;
(iii)	A relocation of Ms. Hennessey’s principal place of employment from that set forth in the Hennessey Employment Agreement by more than 35 miles;
(iv)	A material breach by the Company of any material provision of the Hennessey Employment Agreement;
(v)	At any time following a Change of Control (as defined in the Hennessey Employment Agreement), a material change in Ms. Hennessey’s title or responsibilities, or a material diminution by the Company of compensation and benefits (taken as a whole) provided to Ms. Hennessey immediately prior to a Change of Control.

Ms. Hennessey may not terminate the Hennessey Employment Agreement for Good Reason pursuant to clause (i), (ii), (iii) or (iv) above unless (x) Ms. Hennessey, within 30 days following the occurrence of the such condition giving rise to Good Reason, notifies the Company in writing of her intent to terminate with Good Reason; (y) the Company fails to cure such condition within 30 days after being so notified; and (z) Ms. Hennessey actually terminates no later than 30 days after the end of the cure period.

Solely in the case of an event of Cause relating to Ms. Hennessey’s willful failure to perform her duties (other than any such failure resulting from incapacity due to physical or mental illness), Ms. Hennessey’s willful failure to comply with any valid and legal directive of the Board of Directors; or Ms. Hennessey’s material breach of any material obligation under the Hennessey Employment Agreement, which Ms. Hennessey fails to correct within 10 days after Ms. Hennessey receives written notice from the Board of Directors of such breach (each, a “Cause Capable of Cure”), the Company may not and will not terminate the Hennessey Employment Agreement for Cause unless the Company has provided written notice to Ms. Hennessey of the existence of the circumstances providing grounds for termination for a Cause Capable of Cure, and Ms. Hennessey has had at least 14 calendar days to cure such circumstances to the reasonable satisfaction of the Company and has thereafter not cured such circumstance within such 14 calendar day period.

Pursuant to the terms of the Hennessey Employment Agreement, upon (i) termination by the Company for Cause, (ii) termination by Ms. Hennessey without Good Reason, or (iii) a non-renewal by the Company, the Company will pay to Ms. Hennessey the following amounts (the “Hennessey Accrued Amounts”):

(i)	Any accrued but unpaid base salary, any accrued but unpaid equity grants and accrued but unused vacation;
(ii)	Any bonus compensation awarded for the quarterly period preceding that in which termination occurs, but unpaid on the date of termination (the “Prior Quarterly Period Bonus”);
(iii)	Reimbursement for unreimbursed business expenses;
(iv)	Such employee benefits, if any, to which Ms. Hennessey may be entitled under the Company’s employee benefit plans as of the date of termination; provided that, in no event shall Ms. Hennessey be entitled to any payments in the nature of severance or termination payments except as specifically provided in the Hennessey Employment Agreement; and
(v)	all amounts otherwise required to be paid or provided by law.

Pursuant to the terms of the Hennessey Employment Agreement, upon termination of the Hennessey Employment Agreement solely as a result of Ms. Hennessey’s death or Disability, Ms. Hennessey or her estate will receive the Hennessey Accrued Amounts and the pro-rated bonus as provided in the Hennessey Employment Agreement.

Upon Ms. Hennessey’s termination by the Company without or other than for Cause, or (ii) resignation by Ms. Hennessey with Good Reason, then:

(i)	the Company will pay to Ms. Hennessey the Hennessey Accrued Amounts and a pro-rated bonus as provided in the Hennessey Employment Agreement;
(ii)	the Company will pay to Ms. Hennessey $35,000 as a severance payment;
(iii)	the Company will pay to Ms. Hennessey any salary that Ms. Hennessey would have earned through the end of the then-applicable initial term or renewal term, as applicable;
(iv)	any unvested incentive awards then held by Ms. Hennessey will immediately be vested in full; and
(v)	any additional equity grants to which Ms. Hennessey would have been entitled pursuant to the terms of the Hennessey Employment Agreement will be issued and paid in accordance with the terms of the Hennessey Employment Agreement.

Ms. Hennessey resigned as the Company’s Chief Financial Officer effective June 28, 2022.

2020 Omnibus Incentive Plan

The board and shareholders of the Company approved of the Simplicity Esports and Gaming Company 2020 Omnibus Incentive Plan (the “2020 Plan”) on April 22, 2020 and June 23, 2020, respectively. We believe that the 2020 Plan serves as an essential element of our compensation program and is critical to our ability to attract and retain the highly qualified employees essential for the execution of our business strategy. We believe the 2020 Plan will (i) attract and retain key personnel, and (ii) provide a means whereby directors, officers, employees, consultants, and advisors of the Company and its subsidiaries can acquire and maintain an equity interest in the Company, or be paid incentive compensation, including incentive compensation measure by reference to the value of the Company’s common stock, thereby strengthening their commitment to the welfare of the Company and its subsidiaries and aligning their interests with those of the Company’s stockholders. The 2020 Plan provides for various stock-based incentive awards, including incentive and nonqualified stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units (“RSUs”), and other equity-based or cash-based awards. On June 4, 2021, the Company filed a registration statement on Form S-8 for the purpose of resale or reoffer thereof, of 1,000,000 shares of the Company’s common stock reserved for issuance pursuant to the 2020 Plan.

2020 Plan Highlights

Highlights of the 2020 Plan are as follows:

●	The Compensation Committee, which is comprised solely of independent directors, administers the 2020 Plan.

●	The total number of shares of common stock authorized for issuance under the 2020 Plan is 1,000,000 shares, or approximately 31.7% of the common stock outstanding at September 26, 2022.

●	No non-employee director may be granted awards under the 2020 Plan during any calendar year if such awards, taken together with any cash fees paid to such non-employee director would exceed a total value of $250,000 (calculated in accordance with the terms of the 2020 Plan).

●	The exercise price of options and SARs may not be less than the fair market value of the common stock on the date of grant.

●	In addition to other vesting requirements, the Compensation Committee may condition the vesting of awards on the achievement of specific performance targets.

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

The Compensation Committee will have the discretion to select particular performance targets in connection with awards under the 2020 Plan. Under the 2020 Plan, performance targets are specific levels of performance of the Company (and/or subsidiaries, divisions or operational and/or business units, product lines, brands, business segments, administrative departments, or any combination of the foregoing), which may be determined in accordance with GAAP or on a non-GAAP basis on the specified measures, including, but not limited to:

●	debt ratings;	●	share price;
●	debt to capital ratio;	●	total stockholder return;
●	generation of cash;	●	acquisition or disposition of assets;
●	issuance of new debt;	●	acquisition or disposition of companies, entities or businesses;
●	establishment of new credit facilities;	●	creation of new performance and compensation criteria for key personnel;
●	retirement of debt;	●	recruiting and retaining key personnel;
●	return measures (including, but not limited to, return on assets, return on capital, return on equity);	●	customer satisfaction;
●	attraction of new capital;	●	employee morale;
●	cash flow;	●	hiring of strategic personnel;
●	earnings per share;	●	development and implementation of Company policies, strategies and initiatives;
●	net income;	●	creation of new joint ventures;
●	pre-tax income;	●	increasing the Company’s public visibility and corporate reputation;
●	pre-tax pre-bonus income;	●	development of corporate brand name;
●	operating income;	●	overhead cost reductions; or
●	gross revenue;	●	any combination of or variations on the foregoing.
●	net revenue;
●	net margin;
●	pre-tax margin;

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

Amendment and Termination

The Board may terminate or amend the 2020 Plan or any portion thereof at any time; provided, however, that the Board may not, without stockholder approval, amend the 2020 Plan if:

●	Such approval is necessary to comply with any regulatory requirement applicable to the 2020 Plan;
●	It would materially increase the number of securities which may be issued under the 2020 Plan (except for increases expressly provided for in the 2020 Plan; or
●	It would materially modify the requirements for participation in the 2020 Plan.

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

The table below sets forth information as of May 31, 2022.

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

The Board of Directors and stockholders of the Company approved the 2020 Plan on April 22, 2020 and June 23, 2020, respectively. Under the 2020 Plan, 1,000,000 shares of common stock are authorized for issuance to employees, directors and independent contractors (except those performing services in connection with the offer or sale of the Company’s securities in a capital raising transaction, or promoting or maintaining a market for the Company’s securities) of the Company or its subsidiaries. The 2020 Plan authorizes equity-based and cash-based incentives for participants. There were 1,000,000 shares available for award as of May 31, 2022 under the 2020 Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of and percent of the Company’s common stock beneficially owned as of September 26, 2022, by all directors, our named executive officers, our directors and executive officers as a group, and persons or groups known by us to own beneficially 5% or more of our common stock.

Unless otherwise noted, the business address of each of the beneficial owners listed below is c/o Simplicity Esports and Gaming Company, 7000 W. Palmetto Park Rd., Suite 505, Boca Raton, FL 33433.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Directors and Executive Officers
Roman Franklin	450,408	(2)	13.0%
Max Hooper	21,188	(3)	*
Edward Leonard Jaroski	34,938	(4)	1.1%
William H. Herrmann, Jr.	25,540	(5)	*
Nancy Hennessey (6)	146,394	(7)	4.5%
All directors and officers as a group (4 persons)	532,074	(8)	15.2%
Principal Shareholders (more than 5%):
Jed Kaplan	322,245	(9)	10.0%

*	less than 1%.

(1)	The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on September 26, 2022. On September 26, 2022, there were 3,158,161 shares of our common stock outstanding. To calculate a stockholder’s percentage of beneficial ownership, we include in the numerator and denominator the common stock outstanding and all shares of our common stock issuable to that person in the event of the exercise of outstanding warrants and other derivative securities owned by that person which are exercisable within 60 days of September 26, 2022. Common stock warrants and derivative securities held by other stockholders are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ. Unless we have indicated otherwise, each person named in the table has sole voting power and sole investment power for the shares listed opposite such person’s name.

(2)	Includes (i) 6,375 shares of Common Stock owned indirectly through Mr. Franklin’s wife, Alyssia Franklin; and (ii) 300,000 shares of Common Stock issuable upon exercise of stock options that have vested or will vest within 60 days of September 26, 2022.

(3)	Includes (i) 1,813 shares of Common Stock owned directly by Merging Traffic, Inc.; (ii) 1,250 shares of our Common Stock issuable upon exercise of 1,250 warrants owned directly by Merging Traffic, Inc. with an exercise price of $92.00 which expire on May 22, 2024 that have vested or will vest within 60 days of September 26, 2022; (iii) 10,000 shares of our Common Stock issuable upon exercise of stock options that have vested or will vest within 60 days of September 26, 2022. Dr. Hooper is Managing Director of Merging Traffic, Inc.

(4)	Includes (i) 7,500 shares of our Common Stock issuable upon exercise of 7,500 warrants with an exercise price of $92.00 which expire on May 22, 2024 that have vested or will vest within 60 days of September 26, 2022; and (ii) 10,000 shares of Common Stock issuable upon exercise of stock options that have vested or will vest within 60 days of September 26, 2022.

(5)	Includes (i) 1,250 shares of our Common Stock issuable upon exercise of 1,250 warrants with an exercise price of $92.00 which expire on May 22, 2024 that have vested or will vest within 60 days of September 26, 2022; and (ii) 10,000 shares of Common Stock issuable upon exercise of stock options that have vested or will vest within 60 days of September 26, 2022.

(6)	Ms. Hennessey is the Company’s former Chief Financial Officer. Ms. Hennessey ceased to be the Company’s Chief Financial Officer on June 28, 2022.

(7)	Includes 125,000 shares of Common Stock issuable upon exercise of vested stock options.

(8)	Represents shares beneficially owned by Messrs. Franklin, Hooper, Jaroski and Herrmann. Includes 340,000 shares of Common Stock issuable upon exercise of stock options that have vested or will vest within 60 days of September 26, 2022.

(9)	Includes (i) 6,250 shares of Common Stock issuable upon exercise of 6,250 warrants with an exercise price of $92.00 which expire on May 22, 2024 that have vested or will vest within 60 days of September 26, 2022; and (ii) 45,000 shares of Common Stock issuable upon exercise of stock options that have vested or will vest within 60 days of September 26, 2022. On May 18, 2022, Jed Kaplan resigned as a member of the Board of Directors of the Company effective immediately and no longer holds any positions with the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Kaplan Promissory Note

On December 10, 2021, the Company entered into a related party transaction with Jed Kaplan, the Company’s then Chairman of the Board and a more than 5% shareholder, to provide a loan to the Company to provide additional operating funds for Simplicity One Brasil, LTDA, the Company’s 76%-owned subsidiary. The principal amount of the loan was $247,818. The loan bears interest at a rate of 5% per annum and the entire amount of the principal and accrued interest is due on June 10, 2022. For the year ended May 31, 2022, the Company recorded interest expense of $5,839. The loan may be repaid by the Company, without penalty, at any time. Should the Company fail to make the principal payment due, the loan will convert to a 17% equity stake in Simplicity One Brazil, LTDA, of which Jed Kaplan is already a 20% stakeholder.

On May 12, 2020 (the “Issue Date”), the Company issued a promissory note (the “Kaplan Note”) in the principal sum of $90,000 in favor of Jed Kaplan, the Company’s Chief Executive Officer, interim Chief Financial Officer, member of the Company’s Board of Directors and greater than 5% stockholder of the Company. The Kaplan Note matures on the first business day following the 150-day anniversary of the Issue Date (the “Maturity Date”). The Company will use the proceeds of the Kaplan Note to fund the operations of Simplicity.

Item 14.	Principal Accountant Fees and Services.

Prager Metis CPAs LLP (“Prager”) acted as the Company’s independent registered public accounting firm for the fiscal years ended May 31, 2021 and 2020. On July 7, 2022, Prager advised the Company’s Board of Directors that it would not stand for reappointment as the Company’s independent registered public accounting firm.

Prager’s reports on the Company’s financial statements for the two fiscal years ended May 31, 2021 and 2020 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports expressed substantial doubt regarding the Company’s ability to continue as a going concern. Furthermore, during the fiscal years ended May 31, 2021 and 2020 and through July 7, 2022, there have been no disagreements with Prager on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Prager’s satisfaction, would have caused Prager to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such periods.

For the fiscal years ended May 31, 2021 and 2020 and through July 7, 2022, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

On July 15, 2022, the Company’s Board of Directors appointed Assurance Dimensions (“Assurance”) as the Company’s new independent registered accounting firm. During the Company’s two most recent fiscal years and through July 15, 2022, neither the Company nor anyone acting on the Company’s behalf consulted Assurance with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The aggregate fees billed for the fiscal years ended May 31, 2022 and 2021 for:

●	Professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in Form 10-Q (“Audit Fees”);
●	Assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and not reportable under Audit Fees (the “Audit Related Fees”);
●	Tax compliance, advice, and planning (“Tax Fees”); and
●	Other products or services provided (“Other Fees”)

were as follows:

	Year Ended May 31, 2022 (Assurance)	Year Ended May 31, 2022 (Prager)	Year Ended May 31, 2021 (Prager)
Audit Fees	$65,000	$60,000	$88,000
Audit Related Fees	-	49,000	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	$65,000	$109,000	$88,000

Our audit committee has determined that the services provided by our independent registered public accounting firm are compatible with maintaining the independence of the auditor as our independent registered public accounting firm.

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

(3)	Exhibits

Exhibit No.	Document
2.1	Share Subscription Agreement, dated May 3, 2018, by and among the Company, Smaaash Private, and the Smaaash Founders (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the SEC on September 19, 2018).
2.2	Amendment Cum Addendum to the Share Subscription Agreement dated May 03, 2018 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the SEC on September 19, 2018).
2.3	Second Amendment Cum Addendum to the Share Subscription Agreement dated May 03, 2018 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed with the SEC on September 19, 2018).
2.4	Third Amendment Cum Addendum to the Share Subscription Agreement dated May 03, 2018 (incorporated by reference to Annex A to the Company’s Proxy Statement Supplement, which was filed with the SEC on November 5, 2018).
2.5	Fourth Amendment Cum Addendum to the Share Subscription Agreement dated May 03, 2018, dated as of November 15, 2018 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
2.6	Agreement and Plan of Merger dated as of July 25, 2019 by and between the registrant, Esports Merger Sub, Inc., PLAYlive Nation, Inc., Duncan Wood, Robert J. Steinberger, Eric J. Charneski, Jordan C. Jenson, and Alec T. Carpenter, and Duncan Wood in his capacity as representative of the stockholders (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2019).
3.1	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
3.2	Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on January 2, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2019).
3.3	Certificate of Amendment, filed with the Delaware Secretary of State on August 17, 2020 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on August 31, 2020).
3.4	Certificate of Amendment, filed with the Delaware Secretary of State on September 18, 2020 (incorporated by reference to Exhibit 3.4 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-228906) filed on October 5, 2020).
3.5	Certificate of Amendment, filed with the Delaware Secretary of State on September 29, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2020).
3.6	Certificate of Amendment, filed with the Delaware Secretary of State on October 12, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2020).
3.7	Certificate of Amendment, filed with the Delaware Secretary of State on November 2, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2020).
3.8	Certificate of Amendment, filed with the Delaware Secretary of State on November 17, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2020).
3.9	Certificate of Designations of the Series X Preferred Stock, filed with the Nevada Secretary of State on August 23, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2022).
3.10	Bylaws (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 12, 2017).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 31, 2017).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 31, 2017).

4.3	Warrant Agreement, dated August 16, 2017, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).
10.1	Master Franchise Agreement, dated November 20, 2018, by and between the Company and Smaaash Private (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.2	Master License and Distribution Agreement, dated November 20, 2018, by and between the Company and Smaaash Private (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.3	Settlement and Release Agreement, dated November 20, 2018, by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.4	Demand Secured Promissory Note, dated November 20, 2018, issued to Maxim Group LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.5	Escrow Agreement, dated November 20, 2018, by and among the Company, Ellenoff Grossman and Schole LLP and Shripal Morakhia (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.6	Smaaash Entertainment Inc. 2018 Equity Incentive Plan (incorporated by reference to Annex F to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on September 19, 2018). †
10.7	Side Letter, dated November 16, 2018, by and between the Company and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.8	Letter of Undertaking, dated November 16, 2018, by Smaaash Private and Smaaash Founders (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.9	Addendum to Master Franchise Agreement, dated November 29, 2018, by and between the Company and Smaaash Private (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2018).
10.10	Promissory Note, dated May 31, 2017, issued to I-AM Capital Partners LLC, our sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 12, 2017).
10.11	Letter Agreement, dated August 16, 2017, by and between the Company, the Sponsor and the officers and directors of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).
10.12	Registration Rights Agreement, dated August 16, 2017, by and among the Company and our sponsor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).
10.13	Securities Subscription Agreement, dated May 31, 2017, among the Registrant and our sponsor (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 31, 2017).
10.14	Amended and Restated Unit Purchase Agreement, dated August 11, 2017, between the Registrant and our sponsor (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on August 14, 2017).
10.15	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 31, 2017).
10.16	Administrative Services Agreement, dated August 16, 2017, by and between the Company and our sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2017).
10.17	Shareholders’ Agreement, dated May 3, 2018, by and among the Company, FW Metis Limited, Mitesh R. Gowani, the Smaaash Founders, and Smaaash Private (incorporated by reference to Annex D to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on September 19, 2018).
10.18	Stock Purchase Agreement, dated as of November 2, 2018, by and between the Company and Polar Asset Management Partners Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018).

10.19	Stock Purchase Agreement, dated as of November 5, 2018, by and between the Company and K2 Principal Fund L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018.
10.20	Amendment, dated December 20, 2018, by and among the Company, Polar Asset Management Partners Inc., and The K2 Principal Fund L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2018.
10.21	Share Exchange Agreement, dated December 21, 2018, by and among Smaaash Entertainment Inc., Simplicity Esports, LLC, Jed Kaplan and each of the equity holders of Simplicity Esports, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.22	Amendment No. 1 to Share Exchange Agreement, dated December 28, 2018, by and among Smaaash Entertainment Inc., Simplicity Esports, LLC, Jed Kaplan and each of the equity holders of Simplicity Esports, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.23	Securities Exchange Agreement, dated December 20, 2018, by and between Smaaash Entertainment Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.24	Series A-1 Exchange Convertible Note (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.25	Series A-2 Exchange Convertible Note (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.26	Registration Rights Agreement, dated December 20, 2018, by and between Smaaash Entertainment Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.27	Lock-Up Agreement, dated December 20, 2018, by and between Smaaash Entertainment Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on December 28, 2018).
10.28	Amendment No. 2 to Share Exchange Agreement, dated December 30, 2018, by and among the Company, Simplicity Esports, LLC, and Jed Kaplan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2019.
10.29	Voting Agreement, Dated December 31, 2018, between the Company and the stockholders of the Company party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2019).
10.30	Employment Agreement dated December 31, 2018, between the Company and Roman Franklin (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2019). †
10.31	Restricted Stock Award Agreement dated March 27, 2019 between the registrant and Jed Kaplan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2019). †
10.32	Restricted Stock Award Agreement dated March 27, 2019 between the registrant and Roman Franklin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 2, 2019). †
10.33	Exclusive Trademark and Symbol Use License Agreement, and Other Covenants, dated November 4, 2019, among Simplicity One Brasil LTDA and Clube de Regatas do Flamengo (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 22, 2020).
10.34	Common Stock Purchase Agreement, dated as of March 11, 2020, between the Company and Triton Funds LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2020).
10.35	Registration Rights Agreement, dated as of March 11, 2020, between the Company and Triton Funds LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2020).
10.36	10% Fixed Convertible Promissory Note dated April 29, 2020 issued by the Company in favor of Harbor Gates Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2020).
10.37	Promissory Note dated May 12, 2020 issued by the Company in favor of Jed Kaplan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2020).

10.38	Form of Self-Amortization Promissory Note dated June 18, 2020 issued by the Company to an accredited investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2020).
10.39	Form of Securities Purchase Agreement dated June 18, 2020 by and between the Company and an accredited investor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2020).
10.40	First Amendment to the Series A-2 Exchange Convertible Note issued on December 20, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2020).
10.41	2020 Omnibus Incentive Plan (incorporated by reference to Appendix I to the registrant’s definitive proxy statement on Schedule 14A filed with the Commission on June 9, 2020). †
10.42	Employment Agreement dated July 29, 2020 by and between the Company and Roman Franklin (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2020). †
10.43	Form of Self-Amortization Promissory Note dated August 7, 2020 issued by the Company to an accredited investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2020).
10.44	Self-Amortization Promissory Note dated November 23, 2020, issued by the Company to an accredited investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2020).
10.45	Securities Purchase Agreement dated November 23, 2020, by and between the Company and an accredited investor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2020).
10.46	Common Stock Purchase Warrant dated November 23, 2020, issued by the Company to an accredited investor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2020).
10.47	Promissory Note dated February 19, 2021, issued by the Company to the Holder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2021).
10.48	Securities Purchase Agreement dated February 19, 2021, by and between the Company and the Holder (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2021).
10.49	Promissory Note dated March 10, 2021, issued by the Company to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2021).
10.50	Securities Purchase Agreement dated March 10, 2021, by and between the Company and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2021).
10.51	Employment Agreement, entered into on March 25, 2021 and effective March 29, 2021, by and between the Company and Roman Franklin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2021). †
10.52	Stock Purchase Agreement, dated as of March 31, 2021, by and between the Company and Tiger Trout Capital Puerto Rico, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021).
10.53	Third Amendment to the Series A-2 Exchange Convertible Note entered into on April 14, 2021, by and between the registrant and Maxim Group LLC (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 14, 2021).
10.54	Securities Purchase Agreement, entered into on June 11, 2021 and dated as of June 10, 2021, by and between the Company and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).
10.55	Convertible Promissory Note, issued on June 11, 2021 and dated as of June 10, 2021, by the Company in favor of FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).
10.56	Common Stock Purchase Warrant, dated as of June 11, 2021, to FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 10.64 to the Company’s Registration Statement (File No. 333-259993) on Form S-1 filed with the SEC on October 1, 2021).
10.57	Securities Purchase Agreement, entered into on June 16, 2021 and dated as of June 10, 2021, by and between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).

10.58	Convertible Promissory Note, issued on June 16, 2021 and dated as of June 10, 2021, by the Company in favor of GS Capital Partners, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2021).
10.59	Common Stock Purchase Warrant, dated as of June 16, 2021, to GS Capital Partners, LLC (incorporated by reference to Exhibit 10.67 to the Company’s Registration Statement (File No. 333-259993) on Form S-1 filed with the SEC on October 1, 2021).
10.60	Fourth Amendment to the Series A-2 Exchange Convertible Note entered into on August 19, 2021, by and between the registrant and Maxim Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021).
10.61	Common Stock Purchase Warrant, dated as of August 4, 2021, to Maxim Group, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2021).
10.62	Securities Purchase Agreement, dated August 23, 2021, by and between the Company and Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2021).
10.63	Convertible Promissory Note, dated August 23, 2021, by the Company in favor of Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2021).
10.64	Common Stock Purchase Warrant, dated as of August 23, 2021, to Jefferson Street Capital, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2021).
10.65	Securities Purchase Agreement, dated August 31, 2021, by and between the Company and Lucas Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.66	Convertible Promissory Note, dated August 31, 2021, by the Company in favor of Lucas Ventures, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.67	Common Stock Purchase Warrant, dated as of August 31, 2021, to Lucas Ventures, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.68	Convertible Promissory Note, dated August 31, 2021, by the Company in favor of LGH Investments, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2021).
10.69	Securities Purchase Agreement, dated September 28, 2021, by and between the Company and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021).
10.70	Convertible Promissory Note, dated September 28, 2021, by the Company in favor of Ionic Ventures, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021).
10.71	Common Stock Purchase Warrant, dated as of September 28, 2021, to Ionic Ventures, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2021).
10.72	Amendment No. 1 to Convertible Promissory Note, dated September 17, 2021, between the Company and FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 10.80 to Amendment No. 7 to the Company’s Registration Statement on Form S-1 (File No. 333-237634) filed with the SEC on October 12, 2021).
10.73	Common Stock Purchase Warrant, dated as of September 17, 2021, to FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 10.81 to the Company’s Registration Statement (File No. 333-259993) on Form S-1 filed with the SEC on October 1, 2021).
10.74	Amendment No. 2 to Convertible Promissory Note, dated October 1, 2021, between the Company and FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 10.82 to the Company’s Registration Statement (File No. 333-259993) on Form S-1 filed with the SEC on October 1, 2021).
10.75	Common Stock Purchase Warrant, dated as of October 1, 2021, to FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 10.83 to the Company’s Registration Statement (File No. 333-259993) on Form S-1 filed with the SEC on October 1, 2021).
10.76	Amendment No. 1 to Common Stock Purchase Warrant, dated as of September 9, 2021, between the Company and FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 10.84 to the Company’s Registration Statement (File No. 333-259993) on Form S-1 filed with the SEC on October 1, 2021).

10.77	Amendment No. 1 to Common Stock Purchase Warrant, dated as of September 9, 2021, between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.85 to the Company’s Registration Statement (File No. 333-259993) on Form S-1 filed with the SEC on October 1, 2021).
10.78	Amendment No. 1 to Common Stock Purchase Warrant, dated as of September 9, 2021, between the Company and Jefferson Street Capital, LLC (incorporated by reference to Exhibit 10.86 to the Company’s Registration Statement (File No. 333-259993) on Form S-1 filed with the SEC on October 1, 2021).
10.79	Amendment No. 1 to Common Stock Purchase Warrant, dated as of September 9, 2021, between the Company and Lucas Ventures, LLC (incorporated by reference to Exhibit 10.87 to the Company’s Registration Statement (File No. 333-259993) on Form S-1 filed with the SEC on October 1, 2021).
10.80	Securities Purchase Agreement, dated March 21, 2022, by and between the Company and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.88 to Amendment No. 9 to the Company’s Registration Statement on Form S-1 (File No. 333-237634) filed with the SEC on April 8, 2022).
10.81	Convertible Promissory Note, dated March 21, 2022 by the Company in favor of Ionic Ventures, LLC (incorporated by reference to Exhibit 10.89 to Amendment No. 9 to the Company’s Registration Statement on Form S-1 (File No. 333-237634) filed with the SEC on April 8, 2022).
10.82	Common Stock Purchase Warrant, dated as of March 21, 2022, to Ionic Ventures, LLC (incorporated by reference to Exhibit 10.90 to Amendment No. 9 to the Company’s Registration Statement on Form S-1 (File No. 333-237634) filed with the SEC on April 8, 2022).
10.83	Registration Rights Agreement, dated March 21, 2022, by and between the Company and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.91 to Amendment No. 9 to the Company’s Registration Statement on Form S-1 (File No. 333-237634) filed with the SEC on April 8, 2022).
10.84	Securities Purchase Agreement, dated March 21, 2022, by and between the Company and FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 10.92 to Amendment No. 9 to the Company’s Registration Statement on Form S-1 (File No. 333-237634) filed with the SEC on April 8, 2022).
10.85	Convertible Promissory Note, dated March 21, 2022 by the Company in favor of FirstFire Global Opportunities Fund (incorporated by reference to Exhibit 10.93 to Amendment No. 9 to the Company’s Registration Statement on Form S-1 (File No. 333-237634) filed with the SEC on April 8, 2022).
10.86	Common Stock Purchase Warrant, dated as of March 21, 2022, to FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 10.94 to Amendment No. 9 to the Company’s Registration Statement on Form S-1 (File No. 333-237634) filed with the SEC on April 8, 2022).
10.87	Registration Rights Agreement, dated March 21, 2022, by and between the Company and FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 10.95 to Amendment No. 9 to the Company’s Registration Statement on Form S-1 (File No. 333-237634) filed with the SEC on April 8, 2022).
10.88	Securities Purchase Agreement, dated March 21, 2022, by and between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.96 to Amendment No. 9 to the Company’s Registration Statement on Form S-1 (File No. 333-237634) filed with the SEC on April 8, 2022).
10.89	Convertible Promissory Note, dated March 21, 2022, by the Company in favor of GS Capital Partners, LLC (incorporated by reference to Exhibit 10.97 to Amendment No. 9 to the Company’s Registration Statement on Form S-1 (File No. 333-237634) filed with the SEC on April 8, 2022).
10.90	Common Stock Purchase Warrant, dated as of March 21, 2022, to GS Capital Partners, LLC (incorporated by reference to Exhibit 10.98 to Amendment No. 9 to the Company’s Registration Statement on Form S-1 (File No. 333-237634) filed with the SEC on April 8, 2022).
10.91	Registration Rights Agreement, dated March 21, 2022, by and between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.99 to Amendment No. 9 to the Company’s Registration Statement on Form S-1 (File No. 333-237634) filed with the SEC on April 8, 2022).
10.92	Amendment No. 2 to Promissory Note and Securities Purchase Agreement dated March 16, 2022, by and between the Company and Labrys Fund, LP (incorporated by reference to Exhibit 10.100 to Amendment No. 9 to the Company’s Registration Statement on Form S-1 (File No. 333-237634) filed with the SEC on April 8, 2022).
10.93	Amendment and Waiver Pursuant to Convertible Promissory Note dated March 16, 2022, by and between the Company and LGH Investments, LLC (incorporated by reference to Exhibit 10.101 to Amendment No. 9 to the Company’s Registration Statement on Form S-1 (File No. 333-237634) filed with the SEC on April 8, 2022).
10.94	Amendment and Waiver Pursuant to Convertible Promissory Note dated March 16, 2022, by and between the Company and Lucas Ventures, LLC (incorporated by reference to Exhibit 10.102 to Amendment No. 9 to the Company’s Registration Statement on Form S-1 (File No. 333-237634) filed with the SEC on April 8, 2022).

10.95	Securities Purchase Agreement, dated as of April 1, 2022, by and between the registrant and Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.103 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2022).
10.96	Convertible Promissory Note, dated as of April 1, 2022, issued by the registrant in favor of Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.104 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2022).
10.97	Common Stock Purchase Warrant dated as of April 1, 2022, issued by the registrant in favor of Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.105 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2022).
10.99	Registration Rights Agreement, dated as of April 1, 2022, by and between the registrant and Jefferson Street Capital LLC (incorporated by reference to Exhibit 10.106 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2022).
10.100	Securities Purchase Agreement, dated as of July 14, 2022, by and between the registrant and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
10.101	Convertible Promissory Note, dated as of July 14, 2022, issued by the registrant in favor of Ionic Ventures, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
10.102	Common Stock Purchase Warrant, dated as of July 14, 2022, issued by the registrant in favor of Ionic Ventures, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
10.103	Securities Purchase Agreement, dated as of July 14, 2022, by and between the registrant and Jefferson Street Capital, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
10.104	Convertible Promissory Note, dated as of July 14, 2022, issued by the registrant in favor of Jefferson Street Capital, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
10.105	Common Stock Purchase Warrant, dated as of July 14, 2022, issued by the registrant in favor of Jefferson Street Capital, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
10.106	Securities Purchase Agreement, dated as of July 14, 2022, by and between the registrant and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
10.107	Convertible Promissory Note, dated as of July 14, 2022, issued by the registrant in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
10.108	Common Stock Purchase Warrant, dated as of July 14, 2022, issued by the registrant in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
10.109	Securities Purchase Agreement, dated as of July 14, 2022, by and between the registrant and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
10.110	Convertible Promissory Note, dated as of July 14, 2022, issued by the registrant in favor of GS Capital Partners, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
10.111	Common Stock Purchase Warrant, dated as of July 14, 2022, issued by the registrant in favor of GS Capital Partners, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
10.112	Securities Purchase Agreement, dated as of September 8, 2022, by and between the registrant and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).
10.113	Convertible Promissory Note, dated as of September 8, 2022, issued by the registrant in favor of Ionic Ventures, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).
10.114	Common Stock Purchase Warrant, dated as of September 8, 2022, issued by the registrant in favor of Ionic Ventures, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).
10.115	Securities Purchase Agreement, dated as of September 8, 2022, by and between the registrant and Jefferson Street Capital, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).
10.116	Convertible Promissory Note, dated as of September 8, 2022, issued by the registrant in favor of Jefferson Street Capital, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).

10.117	Common Stock Purchase Warrant, dated as of September 8, 2022, issued by the registrant in favor of Jefferson Street Capital, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).
10.118	Securities Purchase Agreement, dated as of July 14, 2022, by and between the registrant and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).
10.119	Convertible Promissory Note, dated as of July 14, 2022, issued by the registrant in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).
10.120	Common Stock Purchase Warrant, dated as of July 14, 2022, issued by the registrant in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).
10.121	Securities Purchase Agreement, dated as of September 13, 2022, by and between the registrant and GS Capital Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2022).
10.122	Convertible Promissory Note, dated as of September 13, 2022, issued by the registrant in favor of GS Capital Partners LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2022).
10.123	Common Stock Purchase Warrant, dated as of September 13, 2022, issued by the registrant in favor of GS Capital Partners LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2022).
14.1	Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-219251) filed with the SEC on July 31, 2017.
21.1*	List of Subsidiaries
23.1*	Consent of Independent Public Accounting Firm
23.2*	Consent of Former Independent Public Accounting Firm
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Definition Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith

** Furnished herewith

† Includes management contracts and compensation plans and arrangements

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 26, 2022	SIMPLICITY ESPORTS AND GAMING COMPANY

	By:	/s/ Roman Franklin
	Name:	Roman Franklin
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Roman Franklin his true and lawful attorney-in-fact, with full power of substitution and resubstitution for him or her and in his name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Roman Franklin	Chief Executive Officer and Director	September 26, 2022
Roman Franklin	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Max Hooper	Director	September 26, 2022
Max Hooper

/s/ Edward Leonard Jaroski	Director	September 26, 2022
Edward Leonard Jaroski

/s/ William H. Herrmann	Director	September 26, 2022
William H. Herrmann

SIMPLICITY ESPORTS AND GAMING COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders’ of Simplicity eSports and Gaming Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Simplicity eSports and Gaming Company. (the Company) as of May 31, 2022, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year ended May 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph-Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a working capital deficit, and accumulated deficit of $4,305,367 and $29,838,444, respectively. The Company incurred an operating loss of $17,838,138 and net cash used in operations of $2,679,110, during the year ended May 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Company’s Intangible Assets

Description of the Matter

As of May 31, 2022, the Company has approximately $1,473,000 in goodwill and $1,007,000 in intangible assets, which represents a significant portion of the Company’s assets. The Company performs impairment testing for its long-lived assets that are amortized whenever events or changes in circumstances indicate that the carrying value of an asset or a group of assets may not be recoverable and exceeds its fair value and for goodwill and other indefinite lived intangibles annually. The spreading of the Covid-19 pandemic significantly impacted the Company resulting in over half of the corporate owned stores being closed at or near May 31, 2022 and a reduced number of franchise stores. As a result, the Company concluded a triggering event occurred and subjected its long-lived assets and goodwill to impairment review. The Company determined that the assets were impaired and recorded an impairment charge of approximately $4,031,000.

We determined the impairment assessment was a critical audit matter as the auditing of the assessment involved significant auditor judgement to evaluate forecasted future revenues and other significant assumptions. In addition, due to the impact of COVID-19 on the Company’s business, there was significant uncertainty associated with these inputs.

How We Addressed the Matter in Our Audit

The primary procedures performed included assessing the reasonableness of the Company’s future cash flow projections which were done at the lowest reporting unit level. Such evaluation included evaluating management assumptions around future revenue sales, projected margins, discount rates and future impacts of COVID-19 on such estimates and comparison to current performance to assess the overall reasonableness of the projections.

We have served as the Company’s auditor since 2022.

Assurance Dimensions, Inc.

Margate, Florida

September 26, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of

Simplicity Esports and Gaming Company and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Simplicity Esports and Gaming Co. (the “Company”) as of May 31, 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended May 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021, and the results of its operations and its cash flows for the year ended May 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

El Segundo, CA

August 30, 2021

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2022	2021

ASSETS

Current Assets
Cash and cash equivalents	$103,437	$414,257
Accounts receivable, net	60,549	160,101
Inventory	115,188	206,974
Prepaid franchise fees	154,093	-
Other current assets	74,101	52,643
Total Current Assets	507,368	833,975

Non Current Assets
Goodwill	1,472,884	5,180,141
Intangible assets, net	1,007,142	1,635,227
Deferred brokerage fees	71,436	79,943
Property and equipment, net	195,202	574,308
Right of use asset, operating leases, net	532,216	1,533,010
Security deposits	40,307	40,307
Due from franchisees	411	23,007
Deferred equity financing costs	-	307,494
Total Non Current Assets	3,319,598	9,373,437

TOTAL ASSETS	$3,826,966	$10,207,412

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)

Current Liabilities
Accounts payable	$779,363	$438,466
Accrued expenses	1,835,181	1,166,433
Current portion of convertible notes payable, net of discount	1,548,351	2,211,097
Related party loan, current portion	247,818	-
Loan payable	41,735	82,235
Operating lease obligation, current	332,519	307,013
Current portion of deferred revenues	27,768	30,034
Total Current Liabilities	4,812,735	4,235,278

Non Current Liabilities
Operating lease obligation, net of current portion	1,092,627	1,199,748
Non current portion of convertible notes payable, net of discount	1,545,044	-
Secured Promissory notes payable, net of discount	69,636	-
Deferred revenues, less current portion	152,620	182,342
Total Non Current Liabilities	2,859,927	1,382,090

Total Liabilities	7,672,662	5,617,368

Commitments and Contingencies - Note 9

Stockholders’ Equity (Deficit)
Preferred stock - $0.0001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.0001 par value; 36,000,000 shares authorized; 1,830,818 and 1,427,124 shares issued and outstanding as of May 31, 2022 and 2021, respectively	182	142
Common stock issuable	57,700	-
Additional paid-in capital	26,014,021	16,708,762
Accumulated deficit	(29,838,444)	(12,291,899)
Total Simplicity Esports and Gaming Company Stockholders’ (Deficit)/Equity	(3,766,541)	4,417,005
Non-Controlling Interest	(79,155)	173,039
Total Stockholders’ Equity (Deficit)	(3,845,696)	4,590,044

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,826,966	$10,207,412

The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	May 31, 2022	May 31, 2021

Revenues:
Franchise revenues	$294,650	$305,925
Company-owned stores and other revenue	2,897,293	1,053,226
Esports revenue	360,722	192,772

Total Revenues	3,552,665	1,551,923

Cost of Goods Sold	2,492,238	1,014,310

Gross Profit	1,060,427	537,613

Operating Expenses:
Compensation and related benefits	3,230,560	2,804,177
Professional fees	1,441,029	771,859
General and administrative expenses	2,032,985	1,399,947
Impairment loss – Goodwill, intangible assets	4,031,244	359,129
Impairment loss- ROU asset, inventory, fixed assets	1,355,156	-

Total Operating Expenses	12,090,974	5,335,112

Loss from Operations	(11,030,547)	(4,797,499)

Other Income (Expense):
Loss on debt forgiveness	(2,290,063)	-
Interest expense	(4,517,427)	(1,399,598)
Interest income	31	29
Other Income (Expense)	(132)	21,812
Foreign exchange gain/(loss)	-	(19,572)

Total Other Income (Expense)	(6,807,591)	(1,397,329)

Loss Before Provision for Income Taxes	(17,838,138)	(6,194,828)

Provision for Income Taxes	-	-

Net Loss	(17,838,138)	(6,194,828)

Net loss attributable to noncontrolling interest	291,593	97,973

Net loss attributable to common stockholders	$(17,546,545)	$(6,096,855)

Basic and Diluted Net Loss per share	$(11.03)	$(4.91)

Basic and diluted Weighted Average Number of Common Shares Outstanding	1,591,016	1,242,981

The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

FOR THE YEAR ENDED MAY 31, 2022 AND 2021

	Common Stock		Additional Paid-In	Common Stock	Non-Controlling	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Issuable	Interest	Deficit	(Deficit)
Balance - May 31, 2020	998,622	$100	$11,132,103	$-	$(21,488)	$(6,195,044)	$4,915,671
Shares issued in connection with issuance and amendments of notes payable	42,040	4	1,313,554				1,313,558
Stock-based compensation	219,535	22	2,359,379				2,359,401
Shares issued for contracted services	53,817	5	624,870				624,875
Shares issued for cash	48,396	4	574,996				575,000
Shares issued in connection with franchise acquisition	64,714	7	703,860				703,867
Non-controlling interest of original investment in subsidiaries					292,500		292,500
Net loss attributable to noncontrolling interest					(97,973)		(97,973)
Net Loss Attributable to Common Stockholders						(6,096,855)	(6,096,855)
Balance - May 31, 2021	1,427,124	$142	$16,708,762	$-	$173,039	$(12,291,899)	$4,590,044
Shares issued in connection with issuance and amendments and conversion of convertible promissory notes payable	231,254	23	361,161	-	-	-	361,184
Beneficial conversion feature associated with issuance of convertible promissory notes	-	-	3,386,463	-	-	-	3,386,463
Share and warrants issued for extinguishment or amendments of convertible promissory notes	20,000	2	3,483,989	-	-	-	3,483,991
Warrants issued in association with secured promissory notes	-	-	135,227	-	-	-	135,227
Shares issued to directors, officers and employees as compensation	84,656	8	852,901	5,000	-	-	857,909
Shares issued for contracted services	21,914	3	267,563	5,000	-	-	272,566
Shares issued as consideration for accounts payable	39,870	3	234,975	-	-	-	234,978
Shares issued in connection with franchise acquisition	6,000	1	65,099	47,700	-	-	112,800
Sale of warrants	-	-	100,000	-	-	-	100,000
Stock based compensation	-	-	417,881	-	-	-	417,881
Proceeds from non-controlling interests					39,399		39,399
Net loss attributable to noncontrolling interest					(291,593)		(291,593)
Net Loss Attributable to Common Stockholders						(17,546,545)	(17,546,545)
Balance - May 31, 2022	1,830,818	$182	$26,014,021	$57,700	$(79,155)	$(29,838,444)	$(3,845,696)

The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	May 31, 2022	May 31, 2021

Cash flows from operating activities:
Net loss	$(17,838,138)	$(6,194,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	2,585,873	1,117,667
Deferred guaranteed interest	916,753	-
Depreciation expense	339,621	229,513
Amortization expense	304,098	295,709
Impairment loss - Goodwill, intangible assets	4,031,244	359,129
Impairment loss- ROU asset, inventory, fixed assets	1,355,156	-
Debt forgiveness expense	2,290,063	-
Stock-based compensation	417,889	-
Lease liability net of leased asset	(4,595)	(26,248)
Deferred financing costs	307,494	(209,296)
Issuance of shares for services	1,130,475	2,984,271
Changes in operating assets and liabilities:
Accounts receivable	99,552	(32,448)
Inventory	(23,899)	(63,474)
Pre-paid inventory	197,673	-
Prepaid expenses	(21,458)	(16,500)
Security deposits	-	(25,422)
Deferred brokerage fees	8,507	69,280
Deferred revenues	(31,988)	(157,137)
Accounts payable	565,225	337,022
Accrued expenses	668,748	(262,145)
Due from franchisee	22,597	(23,007)

Net cash used in operating activities	(2,679,110)	(1,617,914)

Cash flows from investing activities:
Purchase of property and equipment	(361,086)	(1,949)
Cash (used in)/acquired from acquisition	-	(150,000)
Purchase of franchise rights	(154,093)	-

Net cash (used in) investing activities	(515,179)	(151,949)

Cash flows from financing activities:
Proceeds from sale of warrants	100,000	-
Proceeds from sale of Private Units	-	500,000
Repayment of note payable	(2,197,637)	(2,137,753)
Proceeds from note payable	4,941,707	3,417,430
Non-controlling interest of investment in subsidiaries	39,399	202,500
Private placement funds received	-	41,735

Net cash provided by financing activities	2,883,469	2,023,912

Net change in cash	(310,820)	254,049

Cash - beginning of period	414,257	160,208

Cash - end of period	$103,437	$414,257

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$191,314	$-
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information

Common stock issued for consideration in an acquisition of assets	$112,800	$871,852
Common stock issued in connection with issuance and amendments and conversion of convertible promissory notes payable	$361,161	$100,000
Common stock and warrants issued for extinguishment or amendments of convertible promissory notes	$3,483,989	$1,521,754
Beneficial conversion feature associated with issuance of convertible promissory notes	$3,386,463	$-

The accompanying notes are an integral part of these consolidated financial statements

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

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

Through our wholly subsidiary, Simplicity Esports, LLC, acquired on January 2, 2019 (see Note 5). The Company has begun to implement a unique approach to ensure the ultimate fan friendly esports experience. Our intention is to have gamers involved at the grassroots level and feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community and we plan to use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry. Simplicity is an established brand in the Esports industry with an engaged fan base competing in popular games across different genres, including PUBG, Gears of War, Smite, Guns of Boom, and multiple EA Sports titles. Additionally, the Simplicity stream team encompasses a unique group of casters, influencers, and personalities all of whom connect to Simplicity’s dedicated fan base. Simplicity also has begun to open and operate esports gaming centers that will provide the public an opportunity to experience and enjoy gaming and Esports in a social setting, regardless of skill or experience.

Through our wholly owned subsidiary, PLAYlive Nation, Inc. (“PLAYlive”), acquired on July 29, 2019 (see Note 5), the Company has a network of franchised Gaming Centers. As May 31, 2022, approximately 12 locations were open and operating, in various states including Arizona, California, Florida, Maryland, Montana, South Carolina, Washington and Georgia. PLAYlive offers a video gaming lounge concept to qualified franchisees. PLAYlive currently offers single-unit location franchises as well as agreements to develop multiple locations. This PLAYlive model is being interlaced with the esports gaming centers mentioned above to create the ultimate gaming center.

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

On November 20, 2018, the parties consummated the initial Business Combination. Upon consummation of the Business Combination, on November 20, 2018, the Company issued 208,000 restricted shares to Chardan Capital Markets in consideration for advisory services provided. These restricted shares are valued at $10.21 per share totaling $2,125,000 and are on the statement of operations included in general and administrative expenses.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

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

On the Closing Date, the Company entered into a master franchise agreement (“Master Franchise Agreement”) and a master license and distribution agreement (“Master Distribution Agreement”) with Smaaash. As of May 31, 2022, the Master Franchise Agreement and Master Distribution Agreement continued to be in effect.

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

Basis of Consolidation

The consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, Simplicity Esports, LLC, PLAYlive Nation, Inc., Simplicity Union Gap, LLC, Simplicity Kennewick, LLC, Simplicity Humble, LLC, Simplicity Frisco, LLC, Simplicity Billings, LLC, Simplicity Brea, LLC, Simplicity Santa Rosa, LLC, Simplicity St. Louis, LLC, Simplicity St. Petersburg, LLC, Simplicity Fullerton, LLC, Simplicity Salinas, LLC, Simplicity Tracy, LLC, Simplicity Vancouver, LLC, Simplicity Fort Bliss, LLC, and PLAYlive Nation Holdings, LLC; its 76% owned subsidiary Simplicity One Brasil Ltda.; its 79% owned subsidiaries Simplicity Happy Valley, LLC and Simplicity Redmond, LLC; and its 51% owned subsidiary Simplicity El Paso.

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

Company-owned Stores Sales

The Company-owned stores principally generate revenue from retail esports gaming centers. Revenues from Company-owned stores are recognized when the products are delivered, or the service is provided. After hours, the Company also mines for crypto currency using the computer equipment at the company-owned stores. Crypto mining revenue is recognized as the mining occurs.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

Franchise Royalties and Fees

Franchise revenues consist of royalties, fees and initial license fee income Franchise royalties are based on six percent of franchise store sales after a minimum level of sales occur and are recognized as sales occur. Any royalty reductions, including waivers or those offered as part of a new store development incentive or as incentive for other behaviors are recognized at the same time as the related royalty as they are not separately distinguishable from the full royalty rate. Franchise royalties are billed on a monthly basis.

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

Esports revenue was $360,722 for the fiscal year ended May 31, 2022. Approximately $355,000 was generated from Simplicity One Brasil, Ltda., $9,600 was generated from Simplicity Happy Valley, LLC, $7,200 was generated from Simplicity Fort Bliss, LLC, $4,300 was generated from Simplicity Esports LLC, and the remaining $4,700 was from 10 of our other subsidiaries.

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

Deferred costs include commissions paid to brokers related to the sale of specific new franchises which have not met revenue recognition criteria as of May 31, 2022 and 2021. These costs are recognized in the same period as the initial franchise fee revenue is recognized.

The table below summarizes Deferred Revenues as of May 31,

	2021	Revenue Recognized	2022
Deferred Revenue	$212,376	$31,988	$180,388
Total	$212,376	$31,988	$180,388

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

Accounts Receivable

The Company estimates the allowance for doubtful accounts based on an analysis of specific customers (i.e. franchisees), taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable are written off against the allowance when management determines it is probable the receivable is worthless. Customer account balances with invoices dated over 90 days old are considered delinquent and considered in the allowance assessment. The Company performs credit evaluations of its customers and, generally, requires no collateral. Management has assessed accounts receivable as of May 31, 2022 and 2021, and an allowance for doubtful accounts of approximately $39,000 and $38,000, respectively has been recorded.

Inventory

Inventories are stated at the lower of cost or market. The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. The Company has recorded an impairment of approximately $132,000 related to the closure of stores subsequent to the end of the reporting period.

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

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company has recorded impairment charges of approximately $299,000 as of May 31, 2022, related to the closure of stores subsequent to May 31, 2022.

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

The Company periodically reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the year ended May 31, 2022, the Company performed an internal evaluation of the intangible assets which indicated impairment was required and recorded the necessary impairment charge, see Note 4.

Goodwill

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but we assess our goodwill for impairment at least annually. Our assessment date is May 31, and we performed an internal evaluation of the goodwill value at May 31, 2022 with quantitative and qualitative considerations. Based on this internal evaluation, we recorded an impairment charge, see Note 4.

Franchise Locations

Through PLAYlive, the Company’s wholly owned subsidiary, the Company has entered into franchise agreements with third parties. As May 31, 2022, approximately 12 locations were open and operating, in various states including Arizona, California, Florida, Maryland, Ohio, South Carolina, Texas, and Washington.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

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

Non-employee stock-based payments

The Company records stock-based payments made to non-employees in accordance with ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions.

Deferred Equity Financing Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Offering costs of $307,494 consisting principally of legal and professional fees have been recorded as an asset as of May 31, 2021. These amounts were to be charged to additional paid in capital upon the completion of the Company’s ongoing Public Offering. These amounts were charged to expense, as the Company’s registration statement on Form S-1 was declared effective, but no cash was raised pursuant to the offering.

Basic Loss) per share

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

MAY 31, 2022 AND 2021

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is evaluating the impact of the adoption of ASU 2020-06 on the Company’s financial statements.

In May 2021, the FASB issued ASU 2021-04, Earning Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which clarified and reduced diversity in an issuer’s accounting for modifications of exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This update is effective for all entities for fiscal years beginning after December 15, 2021. The Company is currently assessing the potential impact of ASU 2021-04 to our condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Going Concern, Liquidity and Management’s Plan

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company has an accumulated deficit as of May 31, 2022 and 2021 of $29,838,444 and $12,291,899 respectively. The Company also has a net loss for the year ended May 31, 2022 and 2021 of $17,838,138 and $6,194,828, respectively. Net cash used in operating activities for the year ended May 31, 2022 and 2021 was $2,679,110 and $1,617,914, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the of the date that the financial statements are issued.

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

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. Since that time, infections have been reported globally. Previously, certain federal, state and local governmental authorities issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. As a result, all of our corporate and franchised Simplicity gaming centers were closed effective April 1, 2020. We commenced reopening Simplicity gaming centers as of May 1, 2020 and subsequently reopened 16 corporate and 12 franchised locations. Although our franchise agreements with franchisees of Simplicity gaming centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity gaming centers are operating, there is a potential risk that franchisees of Simplicity gaming centers will default in their obligations to pay their minimum monthly royalty payment to us, resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to a franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. Additional and/or more restrictive orders, proclamations and/or directives may be issued in the future.

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

The measures taken to date adversely impacted the Company’s business during the year ended May 31, 2022 and will potentially continue to impact the Company’s business. Management observes that all business segments continue to be impacted by reduced foot traffic that began as a result of COVID-19 lockdowns and has continued as consumer habits have changed.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant, and equipment—at cost, less accumulated depreciation:

	May 31,	May 31,
	2022	2021
Leasehold improvements	50,981	110,849
Property and equipment	477,812	755,741

Total cost	528,793	866,590

Less accumulated depreciation	(333,591)	(292,282)

Net, property plant and equipment	$195,202	$574,308

Depreciation expense for the years ended May 31, 2022, and 2021 was $339,621 and $229,513, respectively. During the year ended May 31, 2022 the Company recorded and impairment charge of $299,044 related to stores closed subsequent to the end of the reporting period.

NOTE 4 - INTANGIBLE ASSETS

The following tables set forth the intangible assets, including accumulated amortization at May 31, 2022 and 2021:

	May 31, 2022
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Trademarks	Indefinite	866,000	-	866,000
Customer database	2 months	35,000	33,542	1,458
Restrictive covenant	2 months	115,000	110,208	4,792
Customer Contracts	Varies	185,563	50,671	134,892

		$1,201,563	$194,421	$1,007,142

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

	May 31, 2021
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Non-Competes	4.50 years	$1,023,118	$494,507	$528,611
Trademarks	Indefinite	866,000	-	866,000
Customer database	2 years	35,000	16,042	18,958
Restrictive covenant	2 years	115,000	52,708	62,292
Customer Contracts	Varies	396,000	237,217	158,783
Internet domain	2.50 years	3,000	2,417	583
		$2,438,118	$802,891	$1,635,227

The following table sets forth the future amortization of the Company’s intangible assets at May 31, 2022:

	2023	2024	2025	2026	2027	Thereafter	Total
Customer database	$17,500	1,458	-	-	-	-	$18,958
Restrictive covenant	57,500	4,792	-	-	-	-	62,292
Customer contracts	16,211	16,211	16,211	16,211	16,211	77,728	158,783

Total	$91,211	$22,461	$16,211	$16,211	$16,211	$77,728	$240,033

Amortization expense for the years ended May 31, 2022, and 2021 was $304,098 and $295,709, respectively.

During the year ended May 31, 2022, the Company recorded $323,987 of intangible asset impairment.

Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of Simplicity Esports LLC and PLAYlive Nation Inc. The composition of the goodwill balance, is as follows:

	Fiscal Year Ended May 31, 2022	Fiscal Year Ended May 31, 2021

Simplicity Esports LLC	$1,034,662	$4,456,250
PLAYlive Nation Inc.	413,222	698,891
Ft. Bliss	25,000	25,000
Total Goodwill	$1,472,884	$5,180,141

During the year ended May 31, 2022, the Company recorded $3,707,257 of goodwill impairment.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

NOTE 5 - ACQUISITIONS

Company owned store acquisitions

During the year ended May 31, 2022, the Company acquired two gaming centers from prior franchisees, both of which were located in California. On a consolidated basis, the Company paid for these acquisitions by issuing 6,000 shares valued at $112,800 to former franchise owners in return for the property, plant and equipment, the inventory on hand at the time of the acquisition and the leasehold improvements of the leased spaces. As part of the acquisition effort, the Company was able to renegotiate the lease terms with the landlords in order to provide more favorable operating terms to the Company.

During the year ended May 31, 2021, the Company acquired thirteen gaming centers from prior franchisees in various locations throughout the United States. On a consolidated basis, the Company paid for these acquisitions by issuing 64,714 shares of stock to former franchise owners in return for the property, plant and equipment, the inventory on hand at the time of the acquisition and the leasehold improvements of the leased spaces. As part of the acquisition effort, the Company was able to renegotiate the lease terms with the landlords in order to provide more favorable operating terms to the Company.

NOTE 6 — RELATED PARTY TRANSACTIONS

Kaplan Promissory Notes

On December 10, 2021, the Company entered into a related party transaction with Jed Kaplan, the Company’s then Chairman of the Board and a more than 5% shareholder, to provide a loan to the Company to provide additional operating funds for Simplicity One Brasil, LTDA, the Company’s 76%-owned subsidiary. The principal amount of the loan was $247,818. The loan bears interest at a rate of 5% per annum and the entire amount of the principal and accrued interest is due on June 10, 2022. For the year ended May 31, 2022, the Company recorded interest expense of $5,839. The loan may be repaid by the Company, without penalty, at any time. Should the Company fail to make the principal payment due, the loan will convert to a 17% equity stake in Simplicity One Brazil, LTDA, of which Jed Kaplan is already a 20% stakeholder.

On May 12, 2020 (the “Issue Date”), the Company issued a promissory note (the “Kaplan Note”) in the principal sum of $90,000 in favor of Jed Kaplan, the Company’s Chief Executive Officer, interim Chief Financial Officer, member of the Company’s Board of Directors and greater than 5% stockholder of the Company. The Kaplan Note matures on the first business day following the 150-day anniversary of the Issue Date (the “Maturity Date”). The Company will use the proceeds of the Kaplan Note to fund the operations of Simplicity One Brasil Ltda, the Company’s majority owned subsidiary (“Simplicity Brasil”). As of May 31, 2020, advances under the terms of this note were $64,728 (Note 7). In consideration for a 10% equity stake in Brasil Ltda., the Kaplan Note was retired during the year ended May 31, 2021.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

Contract Services

On August 27, 2021, the Company entered into a contract with Laila Cavalcanti Loss, a former member of the Company’s Board of Directors, to provide legal services to Simplicity One Brasil, LTDA, the Company’s 76%-owned subsidiary. The contract calls for monthly payments of $2,500 and monthly equity awards of 250 shares of its common stock. The terms of the contract were retroactive to July 1, 2020 and on May 31, 2022, the Company had accrued $20,625 and 375 shares of stock for payment pursuant to this contract.

The Company maintains its cash balance at a financial services company that is owned by the former Chief Executive Officer of the Company.

NOTE 7 – DEBT

The table below presents the Company’s outstanding debt balances as of the fiscal years ended May 31, 2022, and May 31, 2021:

	Convertible Promissory Notes	Secured Promissory Notes	Related Party Debt	Short-Term Note Payable
Principal Balance as of May 31, 2021	$3,260,000	$-	$-	$82,235
Carrying Value as of May 31, 2021	2,211,097	-	-	82,235
Principal
Borrowings	4,273,889	420,000	247,818	-
Repayments	(1,984,409)	(213,228)	-	(40,500)
Conversions	(188,133)	-	-	-
Totals	5,361,347	206,772	247,818	41,735
Unamortized Debt Issuance Costs, Beneficial Conversion Feature, and Warrant Discount
Beginning Balance	(1,048,903)	-	-	-
Additions	(4,100,371)	(155,246)	-	-
Accretion	2,881,322	18,110	-	-
Ending Balance	(2,267,952)	(137,136)	-	-

Principal Balance as of May 31, 2022	$5,361,347	$206,772	$247,818	$41,735
Carrying Value as of May 31, 2022	3,093,395	69,636	247,818	41,735
Less Short-Term Portion	1,548,351	-	247,818	41,735
Long Term Portion	$1,545,044	$69,636	$-	$-

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

Scheduled principal maturities of the Company’s outstanding debt over the next five fiscal years is as follows:

Fiscal year ended May 31,
2023	$2,113,439
2024	3,618,061
2025	46,735
2026	51,629
2027	27,808
Thereafter	-
$5,857,672

Convertible Promissory Notes

Series A-2 Exchange Convertible Note

On or about December 20, 2018, the Company issued a Series A-2 exchange convertible note in the original principal amount of $1,000,000 (the “Series A-2 Note”) to Maxim Group LLC (“Maxim”). The Series A-2 Note accrued interest at a rate of 2.67% per annum, matured on June 20, 2020, and had an initial conversion price of $15.44, subject to certain adjustments.

On June 4, 2020, $100,000 in principal was converted into 10,738 shares of common stock.

On June 18, 2020, the Company and Maxim entered into that certain first amendment to the Series A-2 Note (the “First Amendment”), pursuant to which the parties agreed to the following: (i) Maxim’s resale of the Company’s common stock underlying the Series A-2 Note shall be limited to 10% of the daily volume of the common stock on each respective trading day, (ii) the maturity date of the Series A-2 Note was extended to December 31, 2020, (iii) the principal amount of the Series A-2 Note was increased by $100,000 and (iv) the conversion price was reduced from $15.44 to $9.20.

On December 31, 2020, the Company and Maxim entered into a second amendment to the Series A-2 Note to extend the maturity date of Series A-2 Note to February 15, 2021.

On April 14, 2021, the Company and Maxim entered into the third amendment to the Series A-2 Note with Maxim pursuant to which the parties agreed to the following:

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

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

On August 4, 2021, the Company and Maxim entered into the fourth amendment (the “Fourth Amendment”) to the Series A-2 Note pursuant to which the parties agreed that all obligations under the Series A-2 Note, as amended, shall be extinguished, and the Series A-2 Note, as amended, shall be deemed repaid in its entirety, upon the satisfaction of the following obligations: (i) the Company’s payment of $500,000 to Maxim, (ii) the Company’s issuance of 20,000 restricted shares of the Company’s common stock to Maxim, and (iii) the Company’s issuance of a common stock purchase warrant to Maxim for the purchase of 365,000 shares of the Company’s common stock at an exercise price of $13.00 per share.

As of the effective date of the Fourth Amendment, the principal balance of the Series A-2 Note totaled $1,250,000 with associated accrued interest of $81,508. The fair market value of the common stock was $191,202, and the fair market value of the warrants, estimated utilizing the Black-Scholes option-pricing model, was $2,668,610. The combination of the fair market value of the common stock and warrants as well as the cash consideration resulted in a loss on extinguishment of debt in the amount of $2,028,304.

During the years ended May 31, 2022, the Company recognized interest expense in the amount of $5,614 related to the Series A-2 Note. The Series A-2 Note was repaid during the fiscal year ended May 31, 2022. Accordingly, no amount of principal or interest was due as of May 31, 2022.

February 19, 2021 Labrys 12% Convertible Promissory Note

On February 19, 2021, the Company entered into a securities purchase agreement (the “Labrys SPA”) with Labrys Fund LP (“Labrys”), an accredited investor, pursuant to which the Company issued a 12% convertible promissory note (the “Labrys Note”) with a maturity date of February 19, 2022 (the “Labrys Maturity Date”), in the principal sum of $1,650,000. In addition, the Company issued 10,000 shares of its common stock to Labrys as a commitment fee pursuant to the Labrys SPA. Pursuant to the terms of the Labrys Note, the Company agreed to pay to $1,650,000 (the “Labrys Principal Sum”) to Labrys and to pay interest on the principal balance at the rate of 12% per annum (provided that the first twelve months of interest shall be guaranteed). The Labrys Note carries an original issue discount of $165,000 (“Labrys OID”). Accordingly, the Company received net proceeds of $1,485,000 that it used for its operational expenses and the repayment of certain existing debt obligations. Labrys may convert the Labrys Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the Note) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.

The Company may prepay the Labrys Note at any time prior to the date that an Event of Default (as defined in the Labrys Note) (each an “Labrys Event of Default”) occurs at an amount equal to 100% of the Labrys Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium). The Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the Labrys Note or Labrys SPA.

Upon Labrys’s provision of notice to the Company of the occurrence of any Labrys Event of Default, which has not been cured within five (5) calendar days, the Labrys Note shall become immediately due and payable and the Company shall pay to Labrys, in full satisfaction of its obligations hereunder, an amount equal to the Labrys Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of an Labrys Event of Default, additional interest will accrue from the date of the Labrys Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

As of March 16, 2022, the Company and Labrys entered into an amendment (the “Labrys Amendment”) to the Labrys SPA and the Labrys Note, as amended. Pursuant to the terms of the Labrys Amendment, the maturity date of the Labrys Note was extended to the earlier of (i) September 15, 2022, and (ii) the date that the Company’s common stock is listed on the Nasdaq Stock Market or the New York Stock Exchange. In addition, the Labrys Note was amended to provide that Labrys has the right, at any time on or following the date that an event of default occurs under the Labrys Note, as amended, to convert all or any portion of the then outstanding and unpaid principal and interest into common stock, subject to a 4.99% equity blocker. In the Labrys Amendment, the parties also agreed that the Company has already received cash proceeds in excess of the $2,000,000 minimum threshold referenced in the Labrys Note. Pursuant to the terms of the Labrys Amendment, Labrys waived its rights to receive any portion of the next $750,000 of cash proceeds received by the Company to the extent that such amounts are received by the Company between March 15, 2022 and April 9, 2022.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the Labrys Note was reduced from $11.50 per share to $1.00 per share.

During the year ended May 31, 2022 and May 31, 2021, the Company made principal repayments of $659,409 and $100,000, respectively. During the year ended May 31, 2022, the Company recognized $904,803 in total interest expense associated with the Labrys Note, comprised of $61,965 in cash interest payments and $842,838 in accretion expense related to the debt discount. As of May 31, 2022, the carrying value and face value of the Labrys Note was $890,591 as the debt discount was full accreted by that date.

March 2021 FirstFire Global 12% Convertible Promissory Note

On March 10, 2021, the Company, entered into a securities purchase agreement (the “March 2021 FirstFire SPA”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “FirstFire”), pursuant to which the Company issued a 12% convertible promissory note (“March 2021 FirstFire Note”) with a maturity date of March 10, 2022, in the principal sum of $560,000. The Company received net proceeds of $130,606, net of an original issue discount of $56,000 (“March 2021 FirstFire OID”), net of origination fees of $8,394, and the repayment of principal and interest of $365,000 on an existing debt obligation owed to FirstFire. In addition, the Company issued 3,394 shares of its common stock to the FirstFire as a commitment fee pursuant to the March 2021 FirstFire SPA. Pursuant to the terms of the March 2021 FirstFire Note, the Company agreed to pay to $560,000 (the “March 2021 FirstFire Principal Sum”) to the Holder and to pay interest on the principal balance at the rate of 12% per annum (provided that the first twelve months of interest shall be guaranteed). The FirstFire may convert the March 2021 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the March 2021 FirstFire Note) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments. Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the March 2021 FirstFire Note was reduced from $11.50 per share to $1.00 per share.

The Company may prepay the March 2021 FirstFire Note at any time prior to the date that an Event of Default (as defined in the March 2021 FirstFire Note) (each an “March 2021 FirstFire Event of Default”) occurs at an amount equal to 100% of the March 2021 FirstFire Principal Sum then outstanding plus accrued and unpaid interest (no prepayment premium). The March 2021 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the March 2021 FirstFire Note or March 2021 FirstFire SPA.

Upon FirstFire’s provision of notice to the Company of the occurrence of any March 2021 FirstFire Event of Default , which has not been cured within five (5) calendar days the March 2021 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the March 2021 FirstFire Principal Sum then outstanding plus accrued interest multiplied by 125% (the “March 2021 FirstFire Default Amount”). Upon the occurrence of an March 2021 FirstFire Event of Default, additional interest will accrue from the date of the March 2021 FirstFire Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law.

The Company was required to make an interim payment to FirstFire in the amount of $123,200, on or before September 10, 2021, towards the repayment of the balance of the March 2021 FirstFire Note. On September 17, 2021, the Company issued to FirstFire a three year common stock warrant to purchase of 40,000 shares of the Company’s common stock at $10.73 per share as consideration for FirstFire entering into a first amendment to the March 2021 FirstFire Note in order to delay this interim payment. Upon the issuance of the warrants, the Company recorded the fair value of the warrants in the amount of $248,547 and took a related interest expense charge of $248,547.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

On October 1, 2021, the Company issued to FirstFire a second three-year common stock warrant to purchase 40,000 shares of the Company’s common stock at an exercise price of $10.73 per share as consideration for FirstFire entering into a second amendment to the March 2021 FirstFire Note in order to remove the capital raising ceiling in such note. Upon the issuance of the warrants , the Company recorded the fair value of the warrants in the amount of $201,351 and took a related interest expense charge of $201,351.

On April 29, 2022, FirstFire converted $50,000 of the outstanding principal balance of the March 2021 FirstFire Note at an adjusted conversion price of $1.00 per share. At conversion, the Company issued 50,000 shares of common stock to FirstFire at a fair market value of $2.20 per share and recognized a loss on debt extinguishment of $60,000.

During the year ended May 31, 2022, the Company recognized $206,065 of interest expense related to the amortization of debt discount related to the March 2021 FirstFire Note. As of May 31, 2022, the carrying value and face value of the March 2021 FirstFire Note was $510,000 as the debt discount was full accreted by that date.

June 2021 FirstFire Global 12% Convertible Promissory Note

On June 11, 2021, the Company entered into a securities purchase agreement (the “June 2021 FirstFire SPA”) with FirstFire, pursuant to which the Company issued (i) a 12% convertible promissory note (the “June 2021 FirstFire Note”) in the principal sum of $1,266,666 (the “June 2021 FirstFire Principal Sum”), (ii) 11,875 shares of its common stock as a commitment fee (“June 2021 FirstFire Commitment Shares”), and (iii) a three-year warrant (“June 2021 FirstFire Warrant”) to purchase 593,750 shares of the Company’s common stock at an exercise price of $10.73, subject to certain adjustments.

The following are the material terms of the June 2021 FirstFire SPA and June 2021 FirstFire Note:

●	The June 2021 FirstFire Note matures on June 10, 2023 (the “June 2021 FirstFire Maturity Date”).
●	At its election, FirstFire may convert the June 2021 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the June 2021 FirstFire Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the June 2021 Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the June 2021 FirstFire Note after 180 days from June 10, 2021.
●	The June 2021 FirstFire Note carries an original issue discount of $126,666 (“June 2021 FirstFire OID”).
●	The Company may prepay the June 2021 FirstFire Note at any time prior to maturity in accordance with the terms of the June 2021 FirstFire Note.
●	The June 2021 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the June 2021 FirstFire Note or the June 2021 FirstFire SPA. Upon the occurrence of any event of default (as defined in the June 2021 FirstFire Note) which has not been cured within three calendar days, the June 2021 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the June 2021 FirstFire Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the June 2021 FirstFire SPA, the June 2021 FirstFire Commitment Shares and the shares underlying the June 2021 FirstFire Note and June 2021 FirstFire Warrant carry standard registration rights.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

Upon issuance of the June 2021 FirstFire Note, the Company received net proceeds of $1,140,000 and used such proceeds for working capital and to pay off an existing promissory note issued by the Company in favor of Maxim. Upon issuance of the June 2021 FirstFire Commitment Shares, the June 2021 FirstFire Note, and the June 2021 First Fire Warrant, the Company allocated the $1,140,000 in net proceeds received between the fair market value of the June 2021 FirstFire Commitment Shares, the beneficial conversion feature of the June 2021 FirstFire Note, and the June 2021 FirstFire Warrant. The fair value of the June 2021 FirstFire Commitment Shares was $22,949; the fair value of the beneficial conversion feature of the June 2021 FirstFire Note was $174,851; and the fair value of the June 2021 FirstFire Warrant was $942,200. The combination of these three components as well as the June 2021 FirstFire OID resulted in a total debt discount at issuance of $1,266,667 which is accreted over the term of the June 2021 FirstFire Note.

On September 16, 2021, the Company made an interim payment to the June 2021 FirstFire Note in the amount of $175,000.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the June 2021 FirstFire Note was reduced from $11.50 per share to $1.00 per share.

During the year ended May 31, 2022, the Company recorded interest expense of $978,379, which included $705,879 related to the accretion of the debt discount and accrued interest in the amount of $272,500. As of May 31, 2022, the carrying value of the June 2021 FirstFire Note was $530,879, net of $560,788 in unaccreted debt discount.

June 2021 GS Capital Securities 12% Convertible Promissory Note

On June 16, 2021, the Company entered into a securities purchase agreement (the “June 2021 GS SPA”) with GS Capital Partners, LLC (“GS”), pursuant to which the Company issued (i) a 12% convertible promissory note (the “June 2021 GS Note”) in the principal sum of $333,333 (the “June 2021 GS Principal Sum”), (ii) 3,125 shares of its common stock as a commitment fee (“June 2021 GS Commitment Shares”), and (iii) a three-year warrant (“June 2021 GS Warrant”) to purchase 156,250 shares of the Company’s common stock at an exercise price of $10.73, subject to certain adjustments.

The following are the material terms of the June 2021 GS SPA and June 2021 GS Note:

●	The June 2021 GS Note matures on June 10, 2023 (the “June 2021 GS Maturity Date”).
●	At its election, GS may convert the June 2021 GS Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the June 2021 GS Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the June 2021 GS Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the June 2021 GS Note after 180 days from June 10, 2021.
●	The June 2021 GS Note carries an original issue discount of $33,333 (“June 2021 GS OID”).
●	The Company may prepay the June 2021 GS Note at any time prior to maturity in accordance with the terms of the June 2021 GS Note.
●	The June 2021 GS Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the June 2021 GS Note or the June 2021 GS SPA. Upon the occurrence of any event of default (as defined in the June 2021 GS Note) which has not been cured within three calendar days, the June 2021 GS Note shall become immediately due and payable and the Company shall pay to GS, in full satisfaction of its obligations hereunder, an amount equal to the June 2021 GS Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the June 2021 GS SPA, the June 2021 GS Commitment Shares and the shares underlying the June 2021 GS Note and June 2021 GS Warrant carry standard registration rights.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

Upon issuance of the June 2021 GS Note, the Company received net proceeds of $300,000 and used such proceeds for working capital. Upon issuance of the June 2021 GS Commitment Shares, the June 2021 GS Note, and the June 2021 GS Warrant, the Company allocated the $300,000 in net proceeds received between the fair market value of the June 2021 GS Commitment Shares, the beneficial conversion feature of the June 2021 GS Note, and the June 2021 GS Warrant. The fair value of the June 2021 GS Commitment Shares was $5,963; the fair value of the beneficial conversion feature of the June 2021 GS Note was $53,899; and the fair value of the June 2021 GS Warrant was $240,138. The combination of these three components as well as the June 2021 GS OID resulted in a total debt discount at issuance of $333,333 which is accreted over the term of the June 2021 GS Note.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the June 2021 GS Note was reduced from $11.50 per share to $1.00 per share.

On April 18, 2022, GS converted $50,333 of the outstanding principal balance the June 2021 GS Note and $3,389 in associated accrued interest at an adjusted conversion price of $1.00 per share. At conversion, the Company issued 53,720 shares of common stock to GS at a fair market value of $2.77 per share and recognized a loss on debt extinguishment of $95,085.

During the year ended May 31, 2022, the Company recorded interest expense of $267,957, which included $187,957 related to the accretion of the debt discount and accrued interest in the amount of $80,000. As of May 31, 2022, the carrying value of the June 2021 GS Note was $137,624, net of $145,376 in unaccreted debt discount.

August 2021 Jefferson Street Capital 12% Convertible Promissory Note

On August 23, 2021, the Company entered into a securities purchase agreement (the “August 2021 Jefferson SPA”) with Jefferson Street Capital, LLC (“Jefferson”), pursuant to which the Company issued (i) a 12% convertible promissory note (the “August 2021 Jefferson Note”) in the principal sum of $333,333 (the “August 2021 Jefferson Principal Sum”), (ii) 3,125 shares of its common stock as a commitment fee (“August 2021 Jefferson Commitment Shares”), and (iii) a three-year warrant (“August 2021 Jefferson Warrant”) to purchase 156,250 shares of the Company’s common stock at an exercise price of $10.73, subject to certain adjustments.

The following are the material terms of the August 2021 Jefferson SPA and August 2021 Jefferson Note:

●	The August 2021 Jefferson Note matures on August 23, 2023 (the “August 2021 Jefferson Maturity Date”).
●	At its election, Jefferson may convert the August 2021 Jefferson Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the August 2021 Jefferson Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the August 2021 Jefferson Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the August 2021 Jefferson Note after 180 days from August 23, 2021.
●	The August 2021 Jefferson Note carries an original issue discount of $33,333 (“August 2021 Jefferson OID”).
●	The Company may prepay the August 2021 Jefferson Note at any time prior to maturity in accordance with the terms of the August 2021 Jefferson Note.
●	The August 2021 Jefferson Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the August 2021 Jefferson Note or the August 2021 Jefferson SPA. Upon the occurrence of any event of default (as defined in the August 2021 Jefferson Note) which has not been cured within three calendar days, the August 2021 Jefferson Note shall become immediately due and payable and the Company shall pay to Jefferson, in full satisfaction of its obligations hereunder, an amount equal to the August 2021 Jefferson Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the August 2021 Jefferson SPA, the August 2021 Jefferson Commitment Shares underlying and the shares underlying the August 2021 Jefferson Note and August 2021 Jefferson Warrant carry standard registration rights.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

Upon issuance of the August 2021 Jefferson Note, the Company received net proceeds of $300,000 and used such proceeds for working capital as well as the payment of $15,000 in fees associated with the loan. Upon issuance of the August 2021 Jefferson Commitment Shares, the August 2021 Jefferson Note, and the August 2021 Jefferson Warrant, the Company allocated the $300,000 in net proceeds received between the fair market value of the August 2021 Jefferson Commitment Shares, the beneficial conversion feature of the August 2021 Jefferson Note, and the August 2021 Jefferson Warrant. The fair value of the August 2021 Jefferson Commitment Shares was $4,945; the fair value of the beneficial conversion feature of the August 2021 Jefferson Note was $62,051; and the fair value of the August 2021 Jefferson Warrant was $233,004. The combination of these three components as well as the August 2021 Jefferson OID resulted in a total debt discount at issuance of $333,333 which is accreted over the term of the August 2021 Jefferson Note. The $15,000 paid as loan origination fees was recorded directly to additional paid in capital.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the August 2021 Jefferson Note was reduced from $11.50 per share to $1.00 per share.

During the year ended May 31, 2022, the Company recorded interest expense of $206,941, which included $126,941 related to the accretion of the debt discount and accrued interest in the amount of $80,000. As of May 31, 2022, the carrying value of the August 2021 Jefferson Note was $126,941, net of $206,392 in unaccreted debt discount.

August 2021 Lucas Ventures Capital 12% Convertible Note

On August 31, 2021, the Company entered into a securities purchase agreement (the “August 2021 Lucas SPA”) with Lucas Ventures, LLC (“Lucas”), pursuant to which the Company issued (i) a 12% convertible promissory note (the “August 2021 Lucas Note”) in the principal sum of $200,000 (the “August 2021 Lucas Principal Sum”), (ii) 3,749 shares of its common stock as a commitment fee (“August 2021 Lucas Commitment Shares”), and (iii) a three-year warrant (“August 2021 Lucas Warrant”) to purchase 187,400 shares of the Company’s common stock at an exercise price of $10.22, subject to certain adjustments.

The following are the material terms of the August 2021 Lucas SPA and August 2021 Lucas Note:

●	The August 2021 Lucas Note matures on August 31, 2023 (the “August 2021 Lucas Maturity Date”).
●	At its election, Lucas may convert the August 2021 Lucas Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the August 2021 Lucas Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the August 2021 Lucas Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the August 2021 Lucas Note after 180 days from August 31, 2021.
●	The August 2021 Lucas Note carries an original issue discount of $20,000 (“August 2021 Lucas OID”).
●	The Company may prepay the August 2021 Lucas Note at any time prior to maturity in accordance with the terms of the August 2021 Lucas Note.
●	The August 2021 Lucas Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the August 2021 Lucas Note or the August 2021 Lucas SPA. Upon the occurrence of any event of default (as defined in the August 2021 Lucas Note) which has not been cured within three calendar days, the August 2021 Lucas Note shall become immediately due and payable and the Company shall pay to Lucas, in full satisfaction of its obligations hereunder, an amount equal to the August 2021 Lucas Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the August 2021 Lucas SPA, the August 2021 Lucas Commitment Shares underlying and the shares underlying the August 2021 Lucas Note and August 2021 Lucas Warrant carry standard registration rights.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

Upon issuance of the August 2021 Lucas Note, the Company received net proceeds of $180,000 and used such proceeds for working capital as well as the payment of $9,000 in fees associated with the loan. Upon issuance of the August 2021 Lucas Commitment Shares, the August 2021 Lucas Note, and the August 2021 Lucas Warrant, the Company allocated the $180,000 in net proceeds received between the fair market value of the August 2021 Lucas Commitment Shares, the beneficial conversion feature of the August 2021 Lucas Note, and the August 2021 Lucas Warrant. The fair value of the August 2021 Lucas Commitment Shares was $3,903; the fair value of the beneficial conversion feature of the August 2021 Lucas Note was $22,149; and the fair value of the August 2021 Lucas Warrant was $153,948. The combination of these three components as well as the August 2021 Lucas OID resulted in a total debt discount at issuance of $200,000 which is accreted over the term of the August 2021 Lucas Note. The $9,000 paid as loan origination fees was recorded directly to additional paid in capital.

On March 16, 2022, the Company and Lucas Ventures entered into an Amendment and Waiver Pursuant to Convertible Promissory Note (the “Lucas Amendment”). Pursuant to the terms of the Lucas Amendment, the parties agreed that the conversion price of the August 2021 Lucas Note was decreased from $11.50 per share to $1.00 per share and that Lucas may not convert the August 2021 Lucas Note, as amended, prior to September 15, 2022.

During the year ended May 31, 2022, the Company recorded interest expense of $122,794, which included $74,794 related to the accretion of the debt discount and accrued interest in the amount of $48,000. As of May 31, 2022, the carrying value of the August 2021 Lucas Note was $74,794, net of $125,206 in unaccreted debt discount.

August 2021 LGH Investments, LLC 12% Convertible Promissory Note

On August 31, 2021, the Company and LGH Investments, LLC, (“LGH”) entered into a securities purchase agreement (the “August 2021 LGH SPA”) pursuant to which the Company issued a 12% convertible promissory note (the “August 2021 LGH Note”) in the principal sum of $200,000 (the “August 2021 LGH Principal Sum”).

The following are the material terms of the August 2021 LGH SPA and August 2021 LGH Note:

●	The August 2021 LGH Note matures on August 31, 2023 (the “August 2021 LGH Maturity Date”).
●	At its election, LGH may convert the August 2021 LGH Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the August 2021 LGH Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the August 2021 LGH Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the August 2021 LGH Note after 180 days from August 31, 2021.
●	The August 2021 LGH Note carries an original issue discount of $20,000 (“August 2021 LGH OID”).
●	The Company may prepay the August 2021 LGH Note at any time prior to maturity in accordance with the terms of the August 2021 LGH Note.
●	The August 2021 LGH Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the August 2021 LGH Note or the August 2021 LGH SPA. Upon the occurrence of any event of default (as defined in the August 2021 LGH Note which has not been cured within three calendar days, the August 2021 LGH Note shall become immediately due and payable and the Company shall pay to LGH, in full satisfaction of its obligations hereunder, an amount equal to the August 2021 LGH Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the August 2021 LGH SPA, the shares underlying the August 2021 LGH Note carry standard registration rights.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

Upon issuance of the August 2021 LGH Note, the Company received net proceeds of $180,000 and used such proceeds for working capital as well as the payment of $6,500 in fees associated with the loan. Upon issuance of the August 2021 LGH, the Company recorded a total debt discount of $26,500 that includes the LGH OID and the $6,500 paid as fees associated with the issuance of the loan and is accreted over the term of the August 2021 LGH Note.

As of March 16, 2022, the Company and LGH entered into an Amendment and Waiver Pursuant to Convertible Promissory Note (the “LGH Amendment”). Pursuant to the terms of the LGH Amendment, the parties agreed that the conversion price of the August 2021 LGH Note was decreased from $11.50 per share to $1.00 per share and that LGH may not convert the LGH Note, as amended, prior to September 15, 2022.

During the year ended May 31, 2022, the Company recorded interest expense of $57,910, which included $9,910 related to the accretion of the debt discount and accrued interest in the amount of $48,000. As of May 31, 2022, the carrying value of the August 2021 LGH Note was $183,410, net of $16,590 in unaccreted debt discount.

September 2021 Ionic Ventures, LLC 12% Convertible Promissory Note

On September 28, 2021, the Company entered into a securities purchase agreement (the “September 2021 Ionic SPA”) with Ionic Ventures, LLC (“Ionic”), pursuant to which the Company issued (i) a 12% convertible promissory note (the “September 2021 Ionic Note”) in the principal sum of $1,555,556 (the “September 2021 Ionic Principal Sum”), (ii) 14,584 shares of its common stock as a commitment fee (“September 2021 Ionic Commitment Shares”), and (iii) a three-year warrant (“September 2021 Ionic Warrant”) to purchase 729,167 shares of the Company’s common stock at an exercise price of $10.73, subject to certain adjustments.

The following are the material terms of the September 2021 Ionic SPA and September 2021 Ionic Note:

●	The September 2021 Ionic Note matures on September 28, 2023 (the “September 2021 Ionic Maturity Date”).
●	At its election, Ionic may convert the September 2021 Ionic Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the September 2021 Ionic Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the September 2021 Ionic Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the September 2021 Ionic Note after 180 days from September 28, 2021.
●	The September 2021 Ionic Note carries an original issue discount of $155,556 (“September 2021 Ionic OID”).
●	The Company may prepay the September 2021 Ionic Note at any time prior to maturity in accordance with the terms of the September 2021 Ionic Note.
●	The September 2021 Ionic Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the August 2021 Ionic Note or the September 2021 Ionic SPA. Upon the occurrence of any event of default (as defined in the September 2021 Ionic Note) which has not been cured within three calendar days, the August 2021 Ionic Note shall become immediately due and payable and the Company shall pay to Ionic, in full satisfaction of its obligations hereunder, an amount equal to the September 2021 Ionic Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the September 2021 Ionic SPA, the September 2021 Ionic Commitment Shares underlying and the shares underlying the September 2021 Ionic Note and September 2021 Ionic Warrant carry standard registration rights.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

Upon issuance of the September 2021 Ionic Note, the Company received net proceeds of $1,400,000 and used such proceeds for working capital as well as the payment of $98,000 in fees associated with the loan. Upon issuance of the September 2021 Ionic Commitment Shares, the September 2021 Ionic Note, and the September 2021 Ionic Warrant, the Company allocated the $1,400,000 in net proceeds received between the fair market value of the September 2021 Ionic Commitment Shares, the beneficial conversion feature of the September 2021 Ionic Note, and the September 2021 Ionic Warrant. The fair value of the September 2021 Ionic Commitment Shares was $26,721; the fair value of the beneficial conversion feature of the September 2021 Ionic Note was $335,303; and the fair value of the September 2021 Ionic Warrant was $1,037,976. The combination of these three components as well as the September 2021 Ionic OID resulted in a total debt discount at issuance of $1,555,556 which is accreted over the term of the September 2021 Ionic Note. The $98,000 paid as loan origination fees was recorded directly to additional paid in capital.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the September 2021 Ionic Note was reduced from $11.50 per share to $1.00 per share.

On April 25, 2022, Ionic converted $87,800 of the outstanding principal balance the September 2021 Ionic Note at an adjusted conversion price of $1.00 per share. At conversion, the Company issued 87,800 shares of common stock to Ionic at a fair market value of $2.61 per share and recognized a loss on debt extinguishment of $141,358.

During the year ended May 31, 2022, the Company recorded interest expense of $951,725, which included $578,392 related to the accretion of the debt discount and accrued interest in the amount of $373,333. As of May 31, 2022, the carrying value of the September 2021 Ionic Note was $490,592, net of $977,164 in unaccreted debt discount.

March 2022 FirstFire Global 12% Convertible Promissory Note

On March 21, 2022, the Company entered into a securities purchase agreement (the “March 2022 FirstFire SPA”) with FirstFire, pursuant to which the Company issued (i) a 12% convertible promissory note (the “March 2022 FirstFire Note”) in the principal sum of $110,000 (the “March 2022 FirstFire Principal Sum”), (ii) 935 shares of its common stock as a commitment fee (“March 2022 FirstFire Commitment Shares”), and (iii) a three-year warrant (“March 2022 FirstFire Warrant”) to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the March 2022 FirstFire SPA and March 2022 FirstFire Note:

●	The March 2022 FirstFire Note matures on September 21, 2022 (the “March 2022 FirstFire Maturity Date”).
●	At its election, FirstFire may convert the March 2022 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the March 2022 FirstFire Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agree to pay interest on the March 2022 FirstFire Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The March 2022 FirstFire Note carries an original issue discount of $10,000 (“March 2022 FirstFire OID”).
●	The Company may prepay the March 2022 FirstFire Note at any time prior to maturity in accordance with the terms of the March 2022 FirstFire Note.
●	The March 2022 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the March 2022 FirstFire Note or the March 2022 FirstFire SPA. Upon the occurrence of any event of default (as defined in the March 2022 I FirstFire Note) which has not been cured within period stipulated by the March 2022 FirstFire Note, the March 2022 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the March 2022 FirstFire Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the March 2022 FirstFire SPA, the March 2022 FirstFire Commitment Shares and the shares underlying the March 2022 FirstFire Note and March 2022 FirstFire Warrant carry standard registration rights.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

Upon issuance of the March 2022 FirstFire Note, the Company received net proceeds of $100,000 and used such proceeds for working capital. Upon issuance of the March 2022 FirstFire Commitment Shares, the March 2022 FirstFire Note, and the March 2022 FirstFire Warrant, the Company allocated the $100,000 in net proceeds received between the fair market value of the March 2022 FirstFire Commitment Shares, the beneficial conversion feature of the March 2022 FirstFire Note, and the March 2022 FirstFire Warrant. The fair value of the March 2022 FirstFire Commitment Shares was $1,158; the fair value of the beneficial conversion feature of the March 2022 FirstFire Note was $45,418; and the fair value of the March 2022 FirstFire Warrant was $53,424. The combination of these three components as well as the March 2022 FirstFire OID resulted in a total debt discount at issuance of $110,000 which is accreted over the term of the March 2022 FirstFire Note.

During the year ended May 31, 2022, the Company recorded interest expense of $49,046, which included $42,446 related to the accretion of the debt discount and accrued interest in the amount of $6,600. As of May 31, 2022, the carrying value of the March 2022 FirstFire Note was $42,446, net of $67,554 in unaccreted debt discount.

March 2022 GS Capital Securities 12% Convertible Promissory Note

On March 21, 2022, the Company entered into a securities purchase agreement (the “March 2022 GS SPA”) with GS, pursuant to which the Company issued (i) a 12% convertible promissory note (the “March 2022 GS Note”) in the principal sum of $82,500 (the “March 2022 GS Principal Sum”), (ii) 703 shares of its common stock as a commitment fee (“March 2022 GS Commitment Shares”), and (iii) a three-year warrant (“March 2022 GS Warrant”) to purchase 37,500 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the March 2022 GS SPA and March 2022 GS Note:

●	The March 2022 GS Note matures on September 21, 2022 (the “March 2022 GS Maturity Date”).
●	At its election, GS may convert the March 2022 GS Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the March 2022 GS Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agree to pay interest on the March 2022 GS Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The March 2022 GS Note carries an original issue discount of $7,500 (“March 2022 GS OID”).
●	The Company may prepay the March 2022 GS Note at any time prior to maturity in accordance with the terms of the March 2022 GS Note.
●	The March 2022 GS Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the March 2022 GS Note or the March 2022 GS SPA. Upon the occurrence of any event of default (as defined in the March 2022 GS Note) which has not been cured within period stipulated by the March 2022 GS Note, the March 2022 GS Note shall become immediately due and payable and the Company shall pay to GS, in full satisfaction of its obligations hereunder, an amount equal to the March 2022 GS Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the March 2022 GS SPA, the March 2022 GS Commitment Shares and the shares underlying the March 2022 GS Note and March 2022 GS Warrant carry standard registration rights.

Upon issuance of the March 2022 GS Note, the Company received net proceeds of $75,000 and used such proceeds for working capital. Upon issuance of the March 2022 GS Commitment Shares, the March 2022 GS Note, and the March 2022 GS Warrant, the Company allocated the $75,000 in net proceeds received between the fair market value of the March 2022 GS Commitment Shares, the beneficial conversion feature of the March 2022 GS Note, and the March 2022 GS Warrant. The fair value of the March 2022 GS Commitment Shares was $871; the fair value of the beneficial conversion feature of the March 2022 GS Note was $34,062; and the fair value of the March 2022 GS Warrant was $40,067. The combination of these three components as well as the March 2022 GS OID resulted in a total debt discount at issuance of $82,500 which is accreted over the term of the March 2022 GS Note.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

During the year ended May 31, 2022, the Company recorded interest expense of $36,784, which included $31,834 related to the accretion of the debt discount and accrued interest in the amount of $4,950. As of May 31, 2022, the carrying value of the March 2022 GS Note was $31,834, net of $50,666 in unaccreted debt discount.

March 2022 Ionic Ventures 12% Convertible Promissory Note

On March 21, 2022, the Company entered into a securities purchase agreement (the “March 2022 Ionic SPA”) with Ionic, pursuant to which the Company issued (i) a 12% convertible promissory note (the “March 2022 Ionic Note”) in the principal sum of $110,000 (the “March 2022 Ionic Principal Sum”), (ii) 935 shares of its common stock as a commitment fee (“March 2022 Ionic Commitment Shares”), and (iii) a three-year warrant (“March 2022 Ionic Warrant”) to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the March 2022 Ionic SPA and March 2022 Ionic Note:

●	The March 2022 Ionic Note matures on September 21, 2022 (the “March 2022 Ionic Maturity Date”).
●	At its election, Ionic may convert the March 2022 Ionic Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the March 2022 Ionic Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agree to pay interest on the March 2022 Ionic Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The March 2022 Ionic Note carries an original issue discount of $10,000 (“March 2022 Ionic OID”).
●	The Company may prepay the March 2022 Ionic Note at any time prior to maturity in accordance with the terms of the March 2022 Ionic Note.
●	The March 2022 Ionic Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the March 2022 Ionic Note or the March 2022 Ionic SPA. Upon the occurrence of any event of default (as defined in the March 2022 Ionic Note) which has not been cured within period stipulated by the March 2022 Ionic Note, the March 2022 Ionic Note shall become immediately due and payable and the Company shall pay to Ionic, in full satisfaction of its obligations hereunder, an amount equal to the March 2022 Ionic Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the March 2022 Ionic SPA, the March 2022 Ionic Commitment Shares and the shares underlying the March 2022 Ionic Note and March 2022 Ionic Warrant carry standard registration rights.

Upon issuance of the March 2022 Ionic Note, the Company received net proceeds of $100,000 and used such proceeds for working capital. Upon issuance of the March 2022 Ionic Commitment Shares, the March 2022 Ionic Note, and the March 2022 Ionic Warrant, the Company allocated the $100,000 in net proceeds received between the fair market value of the March 2022 Ionic Commitment Shares, the beneficial conversion feature of the March 2022 Ionic Note, and the March 2022 Ionic Warrant. The fair value of the March 2022 Ionic Commitment Shares was $1,158; the fair value of the beneficial conversion feature of the March 2022 Ionic Note was $45,418; and the fair value of the March 2022 Ionic Warrant was $53,424. The combination of these three components as well as the March 2022 Ionic OID resulted in a total debt discount at issuance of $110,000 which is accreted over the term of the March 2022 Ionic Note.

During the year ended May 31, 2022, the Company recorded interest expense of $49,046, which included $42,446 related to the accretion of the debt discount and accrued interest in the amount of $6,600. As of May 31, 2022, the carrying value of the March 2022 Ionic Note was $42,446, net of $67,554 in unaccreted debt discount.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

April 2022 Jefferson Street Capital LLC 12% Convertible Promissory Note

On April 1, 2022, the Company entered into a securities purchase agreement (the “April 2022 Jefferson SPA”) with Jefferson, pursuant to which the Company issued (i) a 12% convertible promissory note (the “April 2022 Jefferson Note”) in the principal sum of $82,500 (the “April 2022 Jefferson Principal Sum”), (ii) 703 shares of its common stock as a commitment fee (“April 2022 Jefferson Commitment Shares”), and (iii) a three-year warrant (“April 2022 Jefferson Warrant”) to purchase 37,500 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the April 2022 Jefferson SPA and April 2022 Jefferson Note:

●	The April 2022 Jefferson Note matures on October 1, 2022 (the “April 2022 Jefferson Maturity Date”).
●	At its election, Jefferson may convert the April 2022 Jefferson Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the April 2022 Jefferson Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agree to pay interest on the April 2022 Jefferson Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The April 2022 Jefferson Note carries an original issue discount of $7,500 (“April 2022 Jefferson OID”).
●	The Company may prepay the April 2022 Jefferson Note at any time prior to maturity in accordance with the terms of the April 2022 Jefferson Note.
●	The April 2022 Jefferson Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the April 2022 Jefferson Note or the April 2022 Jefferson SPA. Upon the occurrence of any event of default (as defined in the April 2022 Jefferson Note) which has not been cured within period stipulated by the April 2022 Jefferson Note, the April 2022 Jefferson Note shall become immediately due and payable and the Company shall pay to Jefferson, in full satisfaction of its obligations hereunder, an amount equal to the April 2022 Jefferson Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the April 2022 Jefferson SPA, the April 2022 Jefferson Commitment Shares and the shares underlying the April 2022 Jefferson Note and April 2022 Jefferson Warrant carry standard registration rights.

Upon issuance of the April 2022 Jefferson Note, the Company received net proceeds of $75,000 and used such proceeds for working capital. Upon issuance of the April 2022 Jefferson Commitment Shares, the April 2022 Jefferson Note, and the April 2022 Jefferson Warrant, the Company allocated the $75,000 in net proceeds received between the fair market value of the April 2022 Jefferson Commitment Shares, the beneficial conversion feature of the April 2022 Jefferson Note, and the April 2022 Jefferson Warrant. The fair value of the April 2022 Jefferson Commitment Shares was $871; the fair value of the beneficial conversion feature of the April 2022 Jefferson Note was $34,062; and the fair value of the April 2022 Jefferson Warrant was $40,067. The combination of these three components as well as the April 2022 Jefferson OID resulted in a total debt discount at issuance of $82,500 which is accreted over the term of the April 2022 Jefferson Note.

During the year ended May 31, 2022, the Company recorded interest expense of $36,784, which included $31,834 related to the accretion of the debt discount and accrued interest in the amount of $4,950. As of May 31, 2022, the carrying value of the April 2022 Jefferson Note was $31,834, net of $50,666 in unaccreted debt discount.

Secured Promissory Notes

On November 15, 2021, the Company entered into a 10% secured promissory note with an accredited investor (“Secured Note One”) for which it received net proceeds of $250,000, consisting of a face amount of $262,500 and an original issuance discount of $12,500 “(Secured Note One OID”). In addition, the Company issued 30,000 commitment warrants to the investor for the purchase of the Company’s common stock at an exercise price of $10.73 per share (“Secured Note One Warrants”). The Secured Note One had a perfected security interest in 50 personal computers the Company intended to use in its operations. The Secured Note One required 60 monthly payments of principal and interest in the amount of $5,577.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

Upon issuance of the Secured Note One and Secured Note One Warrants, the Company allocated the $250,000 in net proceeds received between the fair market value of Secured Note One and the Secured Note One Warrants. The fair value of the Secured Note One Warrants was $84,517. The combination of fair market value of the Secured Note One Warrant and the Secured Note One OID resulted in a total debt discount at issuance of $97,017 which is accreted over the term of the Secured Note One.

During the year ended May 31, 2022, the Company made principal payments of $20,768 on Secured Note One. For the year ended May 31, 2022, the company recognized $26,030 in total interest expense associated with Secured Note One, comprised of $14,711 in cash interest payments and $11,319 in accretion expense related to the original issuance discount and debt discount related to the warrants. As of May 31, 2022, the carrying value of Secured Note One is $41,917, net of $87,315 in unaccreted debt discounts.

On November 18, 2021, the Company entered into a 10% secured promissory note with an accredited investor (“Secured Note Two”) for which it received net proceeds of $150,000, consisting of a face amount of $157,500 and an original issuance discount of $7,500 (“Secured Note Two OID”). In addition, the Company issued 18,000 commitment warrants for the purchase of the Company’s common stock at an exercise price of $10.73 per share (“Secured Note Two Warrant”). The Secured Note Two has a perfected security interest in 30 personal computers the Company intended to use in its operations. The Secured Note Two required 60 monthly payments of principal and interest in the amount of $3,346.

Upon issuance of the Secured Note Two and Secured Note Two Warrants, the Company allocated the $150,000 in net proceeds received between the fair market value of Secured Note Two and the Secured Note Two Warrants. The fair value of the Secured Note Two Warrants was $50,710. The combination of fair market value of the Secured Note Two Warrant and the Secured Note Two OID resulted in a total debt discount at issuance of $58,210 which is accreted over the term of the Secured Note Two.

During the year ended May 31, 2022, the Company made principal payments of $12,461 on Secured Note Two. For the year ended May 31, 2022, the company recognized $15,618 in total interest expense associated with Secured Note Two, comprised of $8,827 in cash interest payments and $6,791 in accretion expense related to the original issuance discount and debt discount related to the warrants. As of May 31, 2022, the carrying value of Secured Two Note is $25,151, net of $52,389 in unaccreted debt discounts.

Related Party Note Payable

On December 10, 2021, the Company entered into a loan agreement with Jed Kaplan, the Company’s former Chairman of the Board, that has a principal amount of $247,818 (See Note 6 - Related Party Transactions). The loan bears interest at a rate of 5% per annum and matures on June 10, 2022. During the year ended May 31, 2022, the Company recognized interest expense of $5,839.

Other Short Term Note Payable

During 2020, the Company received loan proceeds in the amount of $82,235 under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). During the year ended May 31, 2022, the Company $40,500 of the obligation was forgiven by the Small Business Administration.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

NOTE 8 – LEASES

As of May 31, 2022 the Company has entered into various leases for its corporate office and its gaming centers.

The following table summarizes the right-of use asset and lease liability as of May 31, 2022:

Right-of-use Asset, net	$532,216

Lease Liability
Current	$332,519
Long Term	1,092,627
Total	$1,425,146

During the year ended May 31, 2022 the Company has recognized as loss on impairment of $932,773 related to the closure of ten Company owned stores subsequent to the end of the reporting period. The corresponding lease liabilities will remain until the Company concludes negotiation with the lessors.

The following table summarizes the Company’s scheduled future minimum lease payments as of May 31, 2022

2023	$471,063
2024	450,377
2025	452,511
2026	421,756
2027 and beyond	47,500
Total Operating Lease Obligations	$1,843,207
Less: Amount representing imputed interest	(418,061)
Present Value of minimum lease payments	$1,425,146
Less current portion	332,519
Long term portion	$1,092,627

As of May 31, 2022 and 2021, the weighted-average remaining lease terms was 3.6 years and 4.39 years, respectively. Due to the fact that we do not have access to the rate implicit in the lease, we utilized our incremental borrowing rate as the discount rate. The weighted average discount rate associated with the lease as of May 31, 2022 and 2021 was 12% respectively.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Employment Agreements, Board Compensation and Bonuses

During the year ended May 31, 2021, the Board of Directors approved the issuance of 17,125 shares of common stock for the Company’s Directors. These shares were issued during the year. The Board of Directors has not issued any year end stock awards for the year ended May 31, 2022 and there is no guarantee that they will issue any of this stock.

Litigation

None.

NOTE 10 — STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of May 31, 2022, and May 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 36,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the shares of the Company’s common stock are entitled to one vote for each share. As of May 31, 2022, and May 31, 2021, there were 1,830,818 and 1,427,124 shares of common stock issued and outstanding, respectively.

Activity for the year ended May 31, 2022

During the year ended May 31, 2022, the Company issued shares of its common stock as follows:

●	On June 1, 2021, the Company issued 7,500 shares of its common stock, valued at $12.51 per share, as compensation to a third-party vendor for services;
●	On June 11, 2021, the Company issued 11,875 shares of its common stock, valued at $14.00 per share, in association with a convertible promissory note issued to an accredited investor (See Note 7– Debt)
●	On June 16, 2021, the Company issued 3,125 shares of its common stock, valued at $11.80 per share, in association with a convertible promissory note issued to an accredited investor (See Note 7 – Debt)
●	On June 23, 2021, the Company issued 9,346 shares of its common stock, valued at $10.70 per share, as consideration for $100,000 in account payable due to a third-party vendor;
●	On July 26, 2021, the Company issued 4,500 shares of its common stock, valued at $16.72 per share, as compensation to a third-party vendor for services;

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

●	On July 22, 2021, the Company issued 6,000 shares of its common stock, valued at $10.85 per share, as consideration for the acquisition of certain assets (See Note 5 – Acquisitions);
●	On August 4, 2021, the Company issued 20,000 shares of its common stock, valued at $9.56 per share, as a portion of the consideration for the full extinguishment of a convertible promissory note and associated accrued interest payable. The Company recognized a loss on the entire extinguishment transaction totaling $262,819 (See Note 7– Debt);
●	On August 20, 2021, the Company issued 82,500 shares of its common stock, valued at $10.10 per share, as compensation to officers and directors of the Company;
●	On August 20, 2021, the Company issued 1,375 shares of its common stock, valued at $10.10 per share, as compensation to a third-party vendor for services;
●	On August 23, 2021, the Company issued 3,125 shares of its common stock, valued at $10.12 per share, in association with a convertible promissory note issued to an accredited investor (See Note 7 – Debt);
●	On August 31, 2021, the Company issued 1,039 shares of its common stock, valued at $9.40 per share, as compensation to a third-party vendor for services;
●	On August 31, 2021, the Company issued 3,749 shares of its common stock, valued at $10.16 per share, in association with a convertible promissory note issued to an accredited investor (See Note 7 – Debt
●	On September 28, 2021, the Company issued 14,584 shares of its common stock, valued at $8.50 per share, in association with a convertible promissory note issued to an accredited investor (See Note 7 – Debt);
●	On October 14, 2021, the Company issued 7,500 shares of its common stock, valued at $9.00, as compensation to a third-party vendor for services;
●	On November 2, 2021, the Company issued 2,156 shares of its common stock, valued at $8.74 per share, as compensation to employees of the Company;
●	On November 24, 2021, the Company issued 10,524 shares of its common stock, valued at $8.09 per share, as consideration for $63,143 in account payable due to a third-party vendor. In association with this issuance, the Company recognized $21,997 as a loss on the issuance of these shares;
●	On March 21, 2022, the Company issued 2,573 shares of its common stock, valued at $3.00 per share, in association with convertible promissory notes issued to four accredited investors (See Note 7 – Debt);
●	On April 1, 2022, the Company issued 703 shares of its common stock, valued at $3.00 per share, in association with convertible promissory notes issued to four accredited investors (See Note 7 – Debt)
●	On April 6, 2022, the Company issued 20,000 shares of its common stock, valued at $2.90 per share, as consideration for $50,000 in account payable due to a third-party vendor. In association with this issuance, the Company recognized $8,000 as a loss on the issuance of the shares;
●	On April 18, 2022, the Company issued 53,720 shares of its common stock, valued at $2.77, to an accredited investor upon conversion of $50,333 in principal and $3,387 in associated accrued interest payable due under a convertible promissory note. In association with this issuance, the Company recognized $95,085 as a loss on the extinguishment of debt (See Note 7 – Debt);
●	On April 25, 2022, the Company issued 87,800 shares of its common stock, valued at $2.61 per share, to an accredited investor upon conversion of $87,800 in principal due under a convertible promissory note. In association with this issuance, the Company recognized $141,358 as a loss on the extinguishment of debt (See Note 7 – Debt); and

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

●	On April 29, 2022, the Company issued 50,000 shares of its common stock, valued at $2.20, to an accredited investor upon conversion of $50,000 in principal due under a convertible promissory note. In association with this issuance, the Company recognized $60,000 as a loss on the extinguishment of debt (See Note 7 – Debt).

Activity for the year ended May 31, 2021

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

Warrants

As of May 31, 2022, the Company has issued and outstanding warrants to purchase shares of its common stock as follows:

	Number of
Issue	Warrants	Vesting	Termination	Exercise
Date	Outstanding	Date	Date	Price
11/20/2018	682,688	11/20/2018	11/20/2023	$92.00
5/31/2019	120,313	5/31/2019	5/31/2024	$32.00
6/1/2020	3,125	6/1/2020	6/1/2025	$32.00
6/10/2021	750,000	6/10/2021	6/10/2024	$1.00
6/18/2021	100,000	6/18/2021	6/10/2024	$20.00
8/4/2021	365,000	8/4/2021	10/12/2024	$13.00
8/23/2021	156,250	8/23/2021	8/23/2024	$1.00
8/31/2021	187,480	8/31/2021	8/31/2024	$1.00
9/17/2021	40,000	9/17/2021	9/17/2024	$1.00
9/28/2021	729,167	9/28/2021	9/28/2024	$1.00
10/1/2021	40,000	10/1/2021	10/1/2024	$1.00
11/18/2021	30,000	11/18/2021	11/18/2024	$1.00
3/21/2022	137,500	3/21/2022	3/21/2025	$1.00
4/1/2022	37,500	4/1/2022	4/1/2025	$1.00
	3,379,023

During the year ended May 31, 2022, the Company issued 2,580,897 warrants to acquire shares of common stock to accredited investors in association with issued or extinguished debt instruments (See Note 7 – Debt). No similar activity occurred during the year ended May 31, 2021. The fair value of these warrants was estimated at the date of issuance using the Black-Scholes option-pricing model with the following assumptions: (i) exercise price of $1.00 to $13.00 per share; (ii) expected dividend yield of 0%; (iii) expected volatility of 104% to 148%; (iv) risk-free interest rate of 0.31% to 2.34%; and (v) term of 3.0 to 3.2 years.

During the year ended May 31, 2021, the Company issued 3,125 warrants to purchase shares of the Company’s common stock to a contracted vendor which have an exercise price of $32.00 per share and expire on the third anniversary of issuance. No similar activity occurred during the year ended May 31, 2022.

During the year ended May 31, 2022, the Company sold warrants to an accredited investor for an aggregate purchase price of $100,000 to purchase 100,000 shares of common stock at an exercise price of $20.00 per share. These warrants became exercisable upon issuance and expire on the third anniversary of issuance. No similar activity occurred during the year ended May 31, 2021.

During the year ended May 31, 2022, no warrants were exercised or forfeited. During the year ended May 31, 2021, we issued 3,116 shares of common stock to an accredited investor upon the exercise of previously issued warrants. The warrants were exercised on a cashless or “net” basis. Accordingly, we did not receive any proceeds from such exercises. The cashless exercise of such warrants resulted in the cancellation of previously issued warrants. In association with this exercise, the accredited investor forfeited 13,938 of its remaining warrants.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

SHARE-BASED COMPENSATION

Activity for year ended May 31, 2022

On November 17, 2021, the Company issued 275,000 stock purchase options to two officers of the Company. The options were exercisable at $7.78 per share. Options granted on November 17, 2021, were to vest as follows: 68,750 on November 17, 2021, 68,750 on May 17, 2022, 68,750 on November 17, 2022, and 68,750 on May 17, 2023. The options granted on November 17, 2021, were to be exercisable for a period of five years from the date of grant. The options granted on November 17, 2021, were forfeited effective March 1, 2022.

On May 6, 2022, the Company issued 500,000 stock purchase options to two officers and six directors of the Company. The options are exercisable at $2.77 per share. Options granted on May 6, 2022, vest as follows: 50% of the total issued at the date of grant, 25% on the 90-day anniversary of the date of grant, and 25% vest on the 180-day anniversary of the date of grant. The options are exercisable for a period of three years from the date of grant.

Activity for the year ended May 31, 2021

For the year ended May 31, 2021, the Company authorized the issuance of 240,000 shares of common stock to employees, officers and directors of the Company. The shares were issued in conjunction with their employment agreements or services such individuals provided to the Company and vested ratably through May 31, 2021. For the year ended May 31, 2021, in connection with these issuances the Company recorded share-based compensation expense of $1,690,000.

The Company did not issue any options to purchase its common shares during the fiscal year ended May 31, 2021.

The fair value of the options granted, during the periods presented, was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	May 31, 2022	May 31, 2021
Risk-free interest rate	2.72%	-
Expected dividend yield	0%	-
Expected volatility	162.9%	-
Expected term (in years)	2.25	-

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

The table below presents option activity for the years ended May 31, 2022, and May 31, 2021:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)
Balance at May 31, 2020	-	$-	-
Options exercised	-	-	-
Options granted	-	-	-
Options expired	-	-	-
Options forfeited	-	-	-
Outstanding at May 31, 2021	-	$-	-
Exercisable at May 31, 2021	-	$-	-
Options exercised	-	-	-
Options granted	775,000	4.55	3.5
Options expired	-	-	-
Options forfeited	(312,500)	(7.18)	(4.3)
Outstanding at May 31, 2022	462,500	$2.77	2.9
Exercisable at May 31, 2022	250,000	$2.77	2.9

Stock based compensation expense related to options for the fiscal years ended May 31, 2022, and May 31, 2021, amounted to $417,879 and $0, respectively. As of May 31, 2022, 250,000 options were exercisable, there were no options exercisable at May 31, 2021. Unrecognized compensation expense related to outstanding options amounted to $273,568 and $0 as of May 31, 2022, and May 31, 2021, respectively.

NOTE 11 - INCOME TAXES

For the year ended May 31, 2022 and 2021, the income tax provisions for current taxes were $0.

Deferred income taxes reflect the net tax effects of permanent and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences that result in deferred tax assets and liabilities are the results of carry forward tax losses, amortization and impairment expense.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

The components of the net deferred tax assets for the year ended May 31, 2022 and 2021 are as follows:

	Year Ended May 31, 2022	Year Ended May 31, 2021
Net operating loss	$4,395,000	$1,926,000
Impairment of cost method investment	1,497,000	129,000
Accrued expenses	128,000	98,000
Allowance for doubtful accounts	10,000	10,000
Deferred interest	233,000	-
Gross deferred tax asset	6,263,000	2,163,000
Less: Valuation allowance	(6,040,000)	(1,972,000)
Net deferred tax asset	$223,000	$191,000
Deferred tax liabilities:
Amortization of intangible assets	(123,000)	(98,000)
Depreciation	(100,000)	(93,000)
Net deferred assets/liabilities	-	-

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a valuation allowance, in an amount equal to gross deferred tax assets less deferred tax liabilities. For the years ended May 31, 2022 and 2021, the change in the valuation allowance was $4,068,000 and $1,257,000, respectively.

The table below summarizes the reconciliation of our income tax provision computed at the federal statutory rate of 21% for the years ended May 31, 2022 and 2021 and the actual tax provisions for the year ended May 31, 2022 and 2021.

	2022	2021

Expected provision (benefit) at statutory rate	(21.0)%	(21.0)%
State taxes, net of federal tax benefit	(4.4)%	(4.4)%
Permanent differences-stock based compensation	10.0%	9.0%
Increase in valuation allowance	15.4%	16.4%
Total provision (benefit) for income taxes	0.0%	0.0%

At May 31, 2022 and May 31, 2021, the Company had Federal net operating loss carry forwards of approximately $17,300,000 and $7,600,000, respectively. The net operating loss of approximately $17,300,000 can be carried forward indefinitely subject to annual usage limitations. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions and is subject to examination by the various taxing authorities.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

NOTE 12 — SUBSEQUENT EVENTS

Subsequent to the reporting period, the Company issued shares to its legal counsel, in exchange for services rendered.

Subsequent to the reporting period, the holders of five of the Company’s convertible notes converted principal and accrued interest under such notes into an aggregate of 1,022,105 shares of common stock.

During July 2022, the Company closed 12 corporate owned locations in an effort to reduce losses.

On August 29, 2022, the Company issued and sold to Roman Franklin, the Company’s Chief Executive Officer, principal financial officer, principal accounting officer, member of the Company’s Board of Directors, and greater than 5% stockholder, one share of the Company’s Series X preferred stock (the “Series X Preferred”) for a purchase price of $1,000.

On August 23, 2022, the Company filed with the Delaware Secretary of State a certificate of designations (the “Certificate of Designations”) to designate one share of the Company’s preferred stock as the Series X Preferred. The one share of Series X Preferred has a number of votes equal to all of the other votes entitled to be cast on any matter by any other shares or securities of the Company, plus one. The Series X Preferred does not have any economic or other interest in the Company. The share of Series X Preferred may not be transferred after issuance. If any transfer is attempted, the Series X Preferred will be automatically redeemed by the Company at a redemption price of $1.00.

At the election of the Series X Preferred holder at any time following the date that the Company has amended its articles of incorporation to increase the authorized shares of common stock such that there are sufficient authorized but unissued shares of common stock to permit conversion of the Series X Preferred as set forth in the Certificate of Designations, the Series X Preferred is convertible into 500,000,001 shares of the Company’s common stock.

On September 1, 2022, the Board and stockholders holding of a majority of the voting power of the issued and outstanding capital stock of the Company, including the Series X Preferred, approved an amendment (the “Amendment”) to the Company’s third amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”) increasing the number of our authorized shares of common stock from 36,000,000 to 250,000,000. The Company expects to file a preliminary information statement on Schedule 14C relating to the Amendment in the near future. The exact timing of the authorized share increase will be determined by the Company’s Board based on its evaluation as to when such action will be the most advantageous to the Company and its stockholders, and the effective date will be publicly announced. In no event will the authorized share increase be effective sooner than 20 days after the Company mails the definitive information statement on Schedule 14C and accompanying notice to the Company’s stockholders. The Board retains the authority to abandon the increase in authorized shares for any reason at any time prior to the effective date of the increase in authorized shares.

As previously disclosed, subsequent to the reporting period, the Company signed four new convertible notes totaling $110,000 in principal maturing in 60 days.

In addition, on September 8, 2022, the Company (i) entered into securities purchase agreements with each of Ionic, Jefferson Street and FirstFire, (ii) issued 12% convertible promissory notes to each of Ionic, Jefferson Street and FirstFire, and (iii) issued common stock purchase warrants to each of Ionic, Jefferson Street and FirstFire.

September 2022 Ionic Securities Purchase Agreement & 12% Promissory Note

On September 8, 2022, the Company entered into a securities purchase agreement (the “September 2022 Ionic SPA”), dated as of September 8, 2022, with Ionic, pursuant to which the Company issued a 12% promissory convertible note (the “September 2022 Ionic Note”) with a maturity date of January 8, 2023, in the principal sum of $66,000. Pursuant to the terms of the September 2022 Ionic Note, the Company agreed to pay to Ionic $66,000 and to pay interest on the principal balance at the rate of 12% per annum. The September 2022 Ionic Note carries an original issue discount of $6,000. Accordingly, Ionic paid the purchase price of $60,000 in exchange for the September 2022 Ionic Note. The Company intends to use the proceeds for working capital. Ionic may convert the September 2022 Ionic Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the September 2022 Ionic Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by Ionic upon, at the election of Ionic, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $0.02 per share, as the same may be adjusted as provided in the September 2022 Ionic Note.

The Company may prepay the September 2022 Ionic Note in accordance with the terms of the September 2022 Ionic Note, with the understanding that $2,640 of interest is guaranteed and earned in full as of September 8, 2022. The September 2022 Ionic Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the September 2022 Ionic Note or the September 2022 Ionic SPA.

Upon the occurrence of any Event of Default (as defined in the September 2022 Ionic Note), which has not been cured within the time prescribed in the September 2022 Ionic Note, it shall become immediately due and payable and the Company shall pay to Ionic, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

September 2022 Ionic Ventures Common Stock Purchase Warrant

Pursuant to the terms of the September 2022 Ionic SPA, on September 8, 2022, the Company also issued to Ionic a three-year warrant to purchase 120,000 shares of the Company’s common stock at an exercise price of $1.00.

September 2022 Jefferson Street Securities Purchase Agreement & 12% Promissory Note

On September 8, 2022, the Company entered into a securities purchase agreement (the “September 2022 Ionic SPA”), dated as of September 8, 2022, with Jefferson Street, pursuant to which the Company issued a 12% promissory convertible note (the “September 2022 Jefferson Street Note”) with a maturity date of January 8, 2023, in the principal sum of $27,500. Pursuant to the terms of the September 2022 Jefferson Street Note, the Company agreed to pay to Jefferson Street $27,500 and to pay interest on the principal balance at the rate of 12% per annum. The September 2022 Jefferson Street Note carries an original issue discount of $2,500. Accordingly, Jefferson Street paid the purchase price of $25,000 in exchange for the September 2022 Jefferson Street Note. The Company intends to use the proceeds for working capital. Jefferson Street may convert the September 2022 Jefferson Street Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the September 2022 Jefferson Street Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by Jefferson Street upon, at the election of Jefferson Street, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $0.02 per share, as the same may be adjusted as provided in the September 2022 Jefferson Street Note.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2022 AND 2021

The Company may prepay the September 2022 Jefferson Street Note in accordance with the terms of the September 2022 Jefferson Street Note, with the understanding that $1,100 of interest is guaranteed and earned in full as of September 8, 2022. The September 2022 Jefferson Street Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the September 2022 Jefferson Street Note or the September 2022 Jefferson Street SPA.

Upon the occurrence of any Event of Default (as defined in the September 2022 Jefferson Street Note), which has not been cured within the time prescribed in the September 2022 Jefferson Street Note, it shall become immediately due and payable and the Company shall pay to Jefferson Street, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

September 2022 Jefferson Street Common Stock Purchase Warrant

Pursuant to the terms of the September 2022 Jefferson Street SPA, on September 8, 2022, the Company also issued to Jefferson Street a three-year warrant to purchase 45,454 shares of the Company’s common stock at an exercise price of $1.00.

September 2022 FirstFire Securities Purchase Agreement & 12% Promissory Note

On September 8, 2022, the Company entered into a securities purchase agreement (the “September 2022 FirstFire SPA”), dated as of September 8, 2022, with FirstFire, pursuant to which the Company issued a 12% promissory convertible note (the “September 2022 FirstFire Note”) with a maturity date of January 8, 2023, in the principal sum of $66,000. Pursuant to the terms of the September 2022 FirstFire Note, the Company agreed to pay to FirstFire $66,000 and to pay interest on the principal balance at the rate of 12% per annum. The September 2022 FirstFire Note carries an original issue discount of $6,000. Accordingly, FirstFire paid the purchase price of $60,000 in exchange for the September 2022 FirstFire Note. The Company intends to use the proceeds for working capital. FirstFire may convert the September 2022 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the September 2022 FirstFire Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by FirstFire upon, at the election of FirstFire, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $0.02 per share, as the same may be adjusted as provided in the September 2022 FirstFire Note.

The Company may prepay the September 2022 FirstFire Note in accordance with the terms of the September 2022 FirstFire Note, with the understanding that $2,640 of interest is guaranteed and earned in full as of September 8, 2022. The September 2022 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the September 2022 FirstFire Note or the September 2022 FirstFire SPA.

Upon the occurrence of any Event of Default (as defined in the September 2022 FirstFire Note), which has not been cured within the time prescribed in the September 2022 FirstFire Note, it shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

September 2022 FirstFire Common Stock Purchase Warrant

Pursuant to the terms of the September 2022 FirstFire SPA, on September 8, 2022, the Company also issued to FirstFire a three-year warrant to purchase 120,000 shares of the Company’s common stock at an exercise price of $1.00.

