Form 10-Q
period 2022-08-31
SIMPLICITY ESPORTS & GAMING Co
filed 2022-11-09
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

or

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

As of November 08, 2022, there were 6,918,161 shares of the Company’s common stock issued and outstanding.

SIMPLICITY ESPORTS AND GAMING COMPANY

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2022 (Unaudited)	2022
ASSETS

Current Assets
Cash and cash equivalents	$97,573	$103,437
Accounts receivable, net	4,871	60,549
Other receivable – sale of Brazil assets	316,276	-
Inventory	39,455	115,188
Prepaid franchise fees	-	154,093
Other current assets	77,101	74,101
Total Current Assets	535,276	507,368

Non-Current Assets
Goodwill	-	1,472,884
Intangible assets, net	-	1,007,142
Deferred brokerage fees	69,032	71,436
Property and equipment, net	51,532	195,202
Right of use asset, operating leases, net	415,958	532,216
Security deposits	40,307	40,307
Due from franchisees	-	411
Total Non-Current Assets	576,829	3,319,598

TOTAL ASSETS	$1,112,105	$3,826,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$829,845	$779,363
Accrued expenses	1,838,325	1,835,181
Current portion of convertible note payable, net of discount	2,809,492	1,548,351
Related party loan, current portion	-	247,818
Loan payable	41,735	41,735
Operating lease obligation, current	357,187	332,519
Current portion of deferred revenues	174,446	27,768
Total Current Liabilities	6,051,030	4,812,735

Non-Current Liabilities
Operating lease obligation, net of current portion	981,692	1,092,627
Non-current portion of convertible notes payable, net of discount	1,058,076	1,545,044
Secured Promissory notes payable, net of discount	67,907	69,636
Deferred revenues, less current portion	-	152,620

Total Non-Current Liabilities	2,107,675	2,859,927

Total Liabilities	8,158,705	7,672,662

Commitments and Contingencies - Note 7

Stockholders’ Deficit
Preferred stock - $0.0001 par value, 1,000,000 shares authorized; one share and no shares issued and outstanding as of August 31, 2022, and May 31, 2022, respectively	-	-
Common stock - $0.0001 par value; 36,000,000 shares authorized; 3,120,161 and 1,830,818 shares issued and outstanding as of August 31, 2022, and May 31, 2022, respectively	311	182
Common stock issuable	58,744	57,700
Additional paid-in capital	26,642,796	26,014,021
Accumulated deficit	(33,995,554)	(29,838,444)
Total Simplicity Esports and Gaming Company Stockholders’ Deficit	(7,293,703)	(3,766,541)
Non-Controlling Interest	247,103	(79,155)
Total Stockholders’ Deficit	(7,046,600)	(3,845,696)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,112,105	$3,826,966

The accompanying condensed unaudited notes are an integral part of these consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	August 31, 2022	August 31, 2021

Revenues:
Franchise revenues	$37,980	$62,358
Company-owned stores sales	302,616	673,501
Esports revenue	3,517	168,981

Total Revenues	344,113	904,840

Cost of Goods Sold	94,448	607,122

Gross Profit	249,665	297,718

Operating Expenses:
Compensation and related benefits	563,441	1,303,126
Professional fees	79,371	449,353
General and administrative expenses	273,426	443,695
Impairment loss	2,795,316	-

Total Operating Expenses	3,711,554	2,196,174

Loss from Operations	(3,461,889)	(1,898,456)

Other (Expense) Income:
Loss on extinguishment of debt	(51,574)	(1,759,969)
Loss on issuance of shares to employees and as consideration for accounts payable	(27,226)	-
Interest expense	(847,117)	(659,696)
Interest income	-	19
Gain on disposition of Brazil assets	240,924	-
Other income	62,034	52,358

Total Other Expense	(622,959)	(2,367,288)

Loss Before Provision for Income Taxes	(4,084,848)	(4,265,744)

Provision for Income Taxes	-	-

Net Loss	(4,084,848)	(4,265,744)

Net (Income) Loss Attributable to Non-controlling Interest	(72,262)	54,837

Net Loss Attributable to Common Shareholders	$(4,157,110)	$(4,210,907)

Basic and Diluted Net Loss per Share	$(1.75)	$(2.89)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,370,473	1,459,485

The accompanying condensed unaudited notes are an integral part of these consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock				Preferred Stock
	Shares	Par Value	Additional Paid-In Capital	Issuable	Shares	Par Value	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance - May 31, 2021	1,427,124	$142	$16,708,762	$-	-	$-	$-	$173,039	$(12,291,899)	$4,590,044

Shares issued in connection with issuance and amendments of notes payable	38,125	4	4,136,895	-	-	-	-	-	-	4,136,899

Shares issued for contracted services	21,346	2	224,875	-	-	-	-	-	-	224,877

Sale of warrants	-	-	100,000	-	-	-	-	-	-	100,000

Shares issued in connection with franchise acquisition	6,000	1	62,999	-	-	-	-	-	-	63,000

Common stock issuable	-	-	-	850,775	-	-	-	-	-	850,775

Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(54,837)	-	(54,837)

Net Loss	-	-	-	-	-	-	-	-	(4,210,907)	(4,210,907)

Balance - August 31, 2021	1,492,595	$149	$21,233,531	$850,775	-	$-	$-	$118,202	$(16,502,806)	$5,699,851

Balance – May 31, 2022	1,830,818	$182	$26,014,021	$57,700	-	$-	$-	$(79,155)	$(29,838,444)	$(3,845,696)

Shares issued in connection with issuance and conversions of notes payable	872,105	87	158,496	-	-	-	-	-	-	158,583

Shares to be issued in connection with issuance of notes payable	-	-	-	11,044	-	-	-	-	-	11,044

Shares issued to directors, officers, or employees as compensation	5,238	1	9,505	(10,000)	-	-	-	-	-	(494)

Shares issued as consideration for accounts payable	412,000	41	187,679	-	-	-	-	-	-	187,720

Sale of shares of Series X Convertible Preferred stock to Related Party	-	-	-	-	1	-	183,498	-	-	183,498

Stock-based compensation	-	-	89,597	-	-	-	-	-	-	89,597

Non-controlling interest of original investment in subsidiaries	-	-	-	-	-	-	-	253,996	-	253,996

Net income attributable to non-controlling interest	-	-	-	-	-	-	-	72,262	-	72,262

Net Loss	-	-	-	-	-	-	-	-	(4,157,110)	(4,157,110)

Balance August 31. 2022	3,120,161	$311	$26,459,298	$58,744	1	$-	$183,498	$247,103	$(33,995,554)	$(7,046,600)

The accompanying condensed notes are an integral part of these consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	August 31, 2022	August 31, 2021

Cash flows from operating activities:
Net loss	$(4,084,848)	$(4,265,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	790,484	620,178
Deferred guaranteed interest	-	(116,000)
Depreciation expense	18,048	81,737
Amortization expense	333	77,188
Impairment loss	2,795,316	-
Provision for uncollectible accounts	25,829	14,137
Loss on extinguishment of debt	51,574	1,759,969
Loss on issuance of shares to employees and as consideration for accounts payable	27,226	-
Stock-based compensation	89,597	850,775
Change in lease liability net of leased asset	(82,396)	20,447
Deferred financing costs	-	(12,905)
Gain on disposition of assets	(240,924)	-
Gain on acquisition	-	(2,357)
Employee compensation in connection with the issuance of shares of Series X Convertible Preferred Stock	182,498	-
Issuance of shares for services	-	224,877
Issuance of shares for interest payment	-	81,508
Issuance of shares for inventory purchases	-	11,919
Changes in operating assets and liabilities:
Accounts receivable	29,209	20,935
Inventory	-	(90,039)
Prepaid expenses	-	11,393
Deferred brokerage fees	2,404	2,404
Deferred revenues	(5,942)	(6,215)
Accounts payable	210,481	(228,872)
Accrued expenses	16,258	(18,999)
Due from franchisee	411	19,970
Net cash used in operating activities	(174,442)	(943,694)

Cash flows from investing activities:
Purchase of property and equipment	-	(20,961)
Proceeds from sale of Brazil assets	75,500	-
Net cash provided by (used) in investing activities	75,500	(20,961)

Cash flows from financing activities:
Proceeds from sale of warrants	-	100,000
Repayment of note payable	(6,922)	(590,909)
Proceeds from note payable	100,000	1,715,000
Net cash provided by financing activities	93,078	1,224,091

Net change in cash	(5,864)	259,436

Cash - beginning of period	103,437	414,257

Cash - end of period	$97,573	$673,693

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$109,091
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information

Common stock issued as consideration for accounts payable	$187,720	$-
Common stock issued to employees	$9,506	$-
Common stock issued in connection with notes payable	$158,583	$238,918
Beneficial conversion feature with warrants issued for debt discount	$25,842	$1,505,387
Common stock issued for consideration in an acquisition of fixed assets	$-	$63,000
Purchase price consideration receivable – sale of Brazil assets	$316,276	$-
Common stock issuable in connection with notes payable	$11,044	$-

The accompanying condensed unaudited notes are an integral part of these consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

(UNAUDITED)

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Simplicity Esports and Gaming Company (the “Company,” “Simplicity,” “we,” or “our”) was organized as a blank check company under the laws of the State of Delaware on April 17, 2017. The Company was formed under the name I-AM Capital Acquisition Company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). On November 20, 2018, the Company changed its name from I-AM Capital Acquisition Company to Smaaash Entertainment Inc. On January 2, 2019, the Company changed its name from Smaaash Entertainment Inc. to Simplicity Esports and Gaming Company.

Through our wholly owned subsidiary, Simplicity Esports, LLC, acquired on January 2, 2019, the Company implements a unique approach to ensure the ultimate fan friendly esports experience, involving gamers at the grassroots level to feel a sense of unity as we compete with top class talent. Our management and players are known within the esports community, and we use their skills to create a seamless content creation plan helping gamers feel closer to our brand than any other in the industry. Simplicity is an established brand in the esports industry with an engaged fan base competing in popular games across different genres, including PUBG, Gears of War, Smite, Guns of Boom, and multiple EA Sports titles. Additionally, the Simplicity stream team encompasses a unique group of casters, influencers, and personalities, all of whom connect to Simplicity’s dedicated fan base. Simplicity also operates esports gaming centers that provide the public the opportunity to experience and enjoy gaming and esports in a social setting, regardless of skill or experience.

Through our wholly owned subsidiary, PLAYlive Nation, Inc. (“PLAYlive”), acquired on July 29, 2019, the Company has a network of franchised esports gaming centers. As of August 31, 2022, the Company had five corporate owned stores and 10 franchised locations operating in various states including Arizona, California, Florida, Idaho, Maryland, Ohio, South Carolina, Texas and Washington. PLAYlive offers a video gaming lounge concept to qualified franchisees. PLAYlive currently offers single-unit location franchises, as well as agreements to develop multiple locations. This PLAYlive model is interlaced with the esports gaming centers mentioned above to create the ultimate gaming center.

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on September 27, 2022. The interim results for the three months ended August 31, 2022 are not necessarily indicative of the results to be expected for the year ending May 31, 2023 or for any future interim periods.

Basis of Consolidation

The accompanying unaudited consolidated financial statements include the operations of the Company and its wholly owned subsidiaries, Simplicity Esports, LLC, PLAYlive, Simplicity Union Gap, LLC, Simplicity Kennewick, LLC, Simplicity Humble, LLC, Simplicity Frisco, LLC, Simplicity Billings, LLC, Simplicity Brea, LLC, Simplicity Santa Rosa, LLC, Simplicity St. Louis, LLC, Simplicity St. Petersburg, LLC, Simplicity Fullerton, LLC, Simplicity Salinas, LLC, Simplicity Tracy, LLC, Simplicity Vancouver, LLC, Simplicity Fort Bliss, LLC, and PLAYlive Nation Holdings, LLC; its 59% owned subsidiary Simplicity One Brasil Ltda. (“Simplicity One”); its 79% owned subsidiaries Simplicity Happy Valley, LLC and Simplicity Redmond, LLC; and its 51% owned subsidiary Simplicity El Paso.

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

Deferred costs include commissions paid to brokers related to the sale of specific new franchises which have not met revenue recognition criteria as of August 31, 2022, and May 31, 2022. These costs are recognized in the same period as the initial franchise fee revenue is recognized.

The table below summarizes Deferred Revenues as of August 31, 2022:

	May 31, 2022	Revenue Recognized	August 31, 2022
Deferred Revenue	$180,388	$5,942	$174,446
Total	$180,388	$5,942	$174,446

Accounts Receivable

The Company estimates the allowance for doubtful accounts based on an analysis of specific customers (i.e. franchisees), taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable are written off against the allowance when management determines it is probable the receivable is worthless. Customer account balances with invoices dated over 90 days old are considered delinquent and considered in the allowance assessment. The Company performs credit evaluations of its customers and, generally, requires no collateral. Management has assessed accounts receivable and an allowance for doubtful accounts of approximately $68,879 and $39,000 has been recorded as of August 31, 2022, and May 31 2022, respectively.

Inventory

Inventories are stated at the lower of cost or market. The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. The Company has recorded an impairment of approximately $75,733 during the three months ended August 31, 2022, related to the closure of Company owned stores during the fiscal quarter.

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

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company has recorded impairment charges of approximately $125,622 as of August 31, 2022, related to the closure of stores during the fiscal quarter.

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

The Company periodically reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the three months ended August 31, 2022, the Company performed an internal evaluation of the intangible assets which indicated impairment was required and recorded an impairment charge of approximately $1,004,142 during the three months ended August 31, 2022, see Note 5. The impairment charges recorded during the quarter relate to the Company’s intention to potentially integrate a software company through an acquisition which may close in December 2022, provided multiple precedent conditions have been met.

Goodwill

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but we assess our goodwill for impairment at least annually. Our assessment date is May 31, and we performed an internal evaluation of the goodwill value at August 31, 2022 with quantitative and qualitative considerations. Based on this internal evaluation, we recorded an impairment charge of $1,472,884 during the three months ended August 31, 2022. The impairment charges recorded during the quarter relate to the Company’s intention to potentially integrate a software company through an acquisition which may close in December 2022, provided multiple precedent conditions have been met.

Franchise Locations

Through PLAYlive, the Company’s wholly owned subsidiary, the Company has entered into franchise agreements with third parties. As of August 31, 2022, 12 franchise locations were considered to be operational in various states including Arizona, California, Florida, Idaho, Maryland, Ohio, South Carolina, Texas and Washington.

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

Non employee stock-based payments

The Company records stock-based payments made to non-employees in accordance with Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions.

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

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective June 1, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is evaluating the impact of the adoption of ASU 2020-06 on the Company’s financial statements.

In May 2021, the FASB issued ASU 2021-04, Earning Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which clarified and reduced diversity in an issuer’s accounting for modifications of exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This update will be effective for the Company as of June 1, 2023. The Company is currently assessing the potential impact of ASU 2021-04 to our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Going Concern, Liquidity and Management’s Plan

The Company’s unaudited consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the unaudited consolidated financial statements, as of August 31, 2022, the Company had an accumulated deficit of $33,995,554, a working capital deficit of $5,515,754, and a net loss attributable to common shareholders of $4,157,110. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the of the date that the unaudited financial statements are issued.

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

The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Gaming Centers as of May 1, 2020 and subsequently reopened the majority of our company owned stores and franchise locations. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee.

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

The measures taken to date impacted the Company’s business for the fiscal year ended May 31, 2022 as well as the fiscal quarter ended August 31, 2022 and will potentially continue to impact the Company’s business. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

NOTE 3 — DISPOSITIONS

On June 10, 2022, the Company and Simplicity One, the Company’s majority owned subsidiary, entered into an asset purchase agreement with a third party in which the third party acquired the Riot Games license for consideration of $391,776 payable in five equal installments between the closing date of the transaction and June 10, 2023. Upon the disposition of the license, the Company recorded $391,776 as another receivable and recognized a gain of $240,924 during the three months ended August 31, 2022. During the three months ended August 31, 2022, the Company collected $75,500 of the purchase price consideration resulting in an Other receivable sale of Brazil assets balance of $316,276 as of August 31, 2022.

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

The following is a summary of property, plant, and equipment—at cost, less accumulated depreciation:

	August 31, 2022	May 31, 2022

Leasehold improvements	$17,877	$50,981
Property and equipment	328,811	477,812
Total cost	346,688	528,793
Less accumulated depreciation	(295,156)	(333,591)
Net property plant and equipment	$51,532	$195,202

Depreciation expense for the three months ended August 31, 2022, and 2021 was $18,048 and $81,737, respectively. During the three months ended August 31, 2022, and 2021 impairment expense of $125,622 and $0 was recorded by the Company, respectively.

NOTE 5 — INTANGIBLE ASSETS

The following table sets forth the intangible assets, including accumulated amortization as of August 31, 2022:

	August 31, 2022
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Internet Domain	2 years	$3,000	$3,000	$-
		$3,000	$3,000	$-

The following tables set forth the intangible assets, including accumulated amortization as of May 31, 2022:

	May 31, 2022
	Remaining		Accumulated	Net Carrying
	Useful Life	Cost	Amortization	Value
Trademarks	Indefinite	866,000	-	866,000
Customer Database	2 months	35,000	33,542	1,458
Restrictive Covenant	2 months	115,000	110,208	4,792
Customer Contracts	Varies	185,563	50,671	134,892
		$1,201,563	$194,421	$1,007,142

During the three months ended August 31, 2022 and 2021, the Company recorded impairment expense of $1,004,142 and $0 respectively, related to intangible assets.

The following table sets forth the future amortization of the Company’s intangible assets as of August 31, 2022 for the fiscal years ending May 31:

	2022	2023	2024	2025	2026	Thereafter	Total
Non-Competes	$-	$-	$-	$-	$-	$-	$-
Customer Contracts	-	-	-	-	-	-	-
Restrictive Covenant	-	-	-	-	-	-	-
Customer Database	-	-	-	-	-	-	-
Internet Domain	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-

Amortization expense for the three months ended August 31, 2022, and 2021 was $333 and $77,188, respectively.

Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of Simplicity Esports LLC and PLAYlive. The composition of the goodwill balance, is as follows:

	Three Months Ended August 31, 2022	Fiscal Year Ended May 31, 2022

Simplicity Esports LLC	$-	$1,034,662
PLAYlive Nation Inc.	-	413,222
Ft. Bliss	-	25,000
Total Goodwill	$-	$1,472,884

During the three months ended August 31, 2022, and 2021 the Company recorded impairment expense of $1,472,884 and $0 respectively.

NOTE 6 — RELATED PARTY TRANSACTIONS

Kaplan Promissory Notes

On December 10, 2021, the Company entered into a related party transaction with Jed Kaplan, the Company’s then Chairman of the Board and a more than 5% shareholder, to provide a loan to the Company to provide additional operating funds for Simplicity One, the Company’s majority owned subsidiary. The principal amount of the loan was $247,818. The loan bears interest at a rate of 5% per annum and the entire amount of the principal and accrued interest was due on June 10, 2022. For the quarter ended August 31, 2022, the Company recorded interest expense of $339 with no similar expense in the prior period. On June 10, 2022, the loan and accrued interest of $6,178 were converted into a 17% equity stake in Simplicity One, increasing Kaplan’s total stake to 37% and reducing the Company’s stake to 59% (Note 8 - Debt).

NOTE 7 — COMMITMENTS AND CONTINGENCIES

As of August 31, 2022, the Company has entered into various leases for its corporate office and its gaming centers.

The following table summarizes the right-of use asset and lease liability as of August 31, 2022:

Right-of-use Asset, net	$415,958

Lease Liability
Current	$357,187
Long Term	981,692
Total	$1,338,879

During the three months ended August 31, 2022, the Company recognized a loss on impairment of $116,935 related to the closure of two Company owned stores subsequent to the end of the reporting period. The corresponding lease liabilities will remain until the Company concludes negotiation with the lessors.

The following table summarizes the Company’s scheduled future minimum lease payments as of August 31, 2022:

2023	$450,377
2024	452,511
2025	405,795
2026	321,952
2027 and beyond	47,500
Total Operating Lease Obligations	$1,678,135
Less: Amount representing imputed interest	(339,256)
Present value of minimum lease payments	$1,338,879
Less current portion	357,187
Long term portion	$981,692

As of August 31, 2022, and May 31, 2022, the weighted-average remaining lease terms was 3.2 years and 3.6 years, respectively. Due to the fact that we do not have access to the rate implicit in the lease, we utilized our incremental borrowing rate as the discount rate. The weighted average discount rate associated with the lease as of August 31, 2022, and May 31, 2022, was 12%, respectively.

Employment Agreements, Board Compensation and Bonuses

On July 29, 2020, (i) the Company entered into an employment agreement (the “Kaplan 2020 Agreement”) with Mr. Kaplan; and (ii) the Board of Directors approved for Mr. Kaplan a $75,000 cash bonus and authorized the issuance of 250,000 shares of the Company’s common stock, both related to his performance during the fiscal year ended May 31, 2020. As of August 31, 2022, the Company still owed Mr. Kaplan $35,000 of the 2020 bonus award.

Effective March 29, 2021, the Company promoted Mr. Kaplan to be the Chairman of the Board of Directors, and he ceased to be the Company’s Chief Executive Officer and Interim Chief Financial Officer. Upon this change, Mr. Kaplan’s new monthly salary became $4,000 per month and the Kaplan 2020 Agreement was terminated.

On July 29, 2020, (i) the Company entered into an employment agreement (the “Franklin 2020 Agreement”) with Mr. Franklin; and (ii) the Board of Directors approved for Mr. Franklin a $75,000 cash bonus and authorized the issuance of 250,000 fully vested shares of the Company’s common stock, both related to his performance during the fiscal year ended May 31, 2020. As of August 31, 2022, the Company still owed Mr. Franklin $35,000 of the 2020 bonus award.

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

On May 11, 2021, the Board appointed Nancy Hennessey to serve as the Company’s Chief Financial Officer, effective May 17, 2021. In connection with Ms. Hennessey’s appointment as the Company’s Chief Financial officer, the Company entered into an employment agreement, dated as of May 17, 2021, by and between the Company and Ms. Hennessey (the “Hennessey Employment Agreement”). Pursuant to the terms of the Hennessey Employment Agreement, in exchange for Ms. Hennessey’s services, the Company agreed to pay Ms. Hennessey an annual base salary of $140,000. In addition, Ms. Hennessey was entitled to receive compensation in the form of an equity grant of $5,000 in the Company’s common stock for each quarter during the term of the Hennessey Employment Agreement, which ran for a period ending one year after May 17, 2021, and automatically renews for successive one year terms unless either party gives 60 days’ advance written notice of its intention not to renew the Hennessey Employment Agreement. Ms. Hennessey was also eligible to receive a quarterly bonus of up to $12,500 in the form of a cash bonus and/or equity grant of shares of the Company’s common stock. Pursuant to the terms of the Hennessey Employment Agreement, Ms. Hennessey was also to receive (i) 5,000 shares of common stock upon filing of the 2021 Annual Report on Form 10-K, if completed before July 31, 2021, and (ii) 5,000 shares of common stock upon completion of an uplisting to a national exchange, such as The Nasdaq Stock Market or the NYSE American. Ms. Hennessey’s eligibility for any bonus and the amount thereof was to be determined solely at the discretion of the Board of Directors. On June 28, 2022, Nancy Hennessey submitted her resignation as the Company’s Chief Financial Officer, effective June 30, 2022. Ms. Hennessey’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

NOTE 8 - DEBT

The table below presents the Company’s outstanding debt balances as of August 31, 2022, and May 31, 2022:

	Convertible Promissory Notes	Secured Promissory Notes	Related Party Debt	Short-Term Note Payable
Principal Balance as of May 31, 2022	$5,361,347	$206,772	$247,818	$41,735
Carrying Value as of May 31, 2022	3,093,395	69,636	247,818	41,375
Principal
Borrowings	110,000	-	-	-
Repayments	-	(6,922)	(247,818)	-
Conversions	(94,276)	-	-	-
Totals	15,724	(6,922)	(247,818)	-
Unamortized Debt Issuance Costs, Beneficial Conversion Feature, and Warrant Discount
Beginning Balance	(2,267,952)	(137,136)	-	-
Additions	(25,842)	-	-	-
Accretion	784,291	5,193	-	-
Ending Balance	(1,509,503)	(131,943)	-	-

Principal Balance as of August 31, 2022	$5,377,071	$199,850	$-	$41,735
Carrying Value as of August 31, 2022	3,867,568	67,907	-	41,735
Less Short-Term Portion	2,809,492	-	-	41,735
Long Term Portion	$1,058,076	$67,907	$-	$-

Scheduled principal maturities of the Company’s outstanding debt over the next five fiscal years is as follows:

Fiscal year ended May 31,
2023	$1,956,724
2024	3,533,026
2025	46,449
2026	51,312
2027	31,145
Thereafter	-
$5,618,656

Convertible Promissory Notes

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

As of March 16, 2022, the Company and Labrys entered into an amendment (the “Labrys Amendment”) to the Labrys SPA and the Labrys Note, as amended. Pursuant to the terms of the Labrys Amendment, the maturity date of the Labrys Note was extended to the earlier of (i) September 15, 2022, and (ii) the date that the Company’s common stock is listed on the Nasdaq Stock Market or the New York Stock Exchange. In addition, the Labrys Note was amended to provide that Labrys has the right, at any time on or following the date that an event of default occurs under the Labrys Note, as amended, to convert all or any portion of the then outstanding and unpaid principal and interest into common stock, subject to a 4.99% equity blocker. In the Labrys Amendment, the parties also agreed that the Company has already received cash proceeds in excess of the $2,000,000 minimum threshold referenced in the Labrys Note. Pursuant to the terms of the Labrys Amendment, Labrys waived its rights to receive any portion of the next $750,000 of cash proceeds received by the Company to the extent that such amounts are received by the Company between March 15, 2022, and April 9, 2022.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the Labrys Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the Labrys Note was further reduced from $1.00 per share to $0.10 per share.

During the quarters ended August 31, 2022, the Company did not make any payments to Labrys. During the quarter ended August 31, 2022, the Company recognized $33,671 in interest expense associated with the Labrys Note recorded as accrued interest payable.

During the quarter ended August 31, 2021, the Company paid interim payments to the Holder in the amount of $225,000 comprised of the partial repayment of the balance of the Labrys Note in the amount of $90,909, the repayment of guaranteed interest in the amount of $109,091 and $25,000 as an amendment fee, and the Company recorded $287,330 in interest expense for the amortization of debt discount.

As of August 31, 2022, the carrying value and face value of the Labrys Note was $890,591 as the debt discount was fully accreted by that date.

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the March 2021 FirstFire Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2021 FirstFire Note was further reduced from $1.00 per share to $0.10 per share.

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

Upon FirstFire’s provision of notice to the Company of the occurrence of any March 2021 FirstFire Event of Default, which has not been cured within five (5) calendar days the March 2021 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the March 2021 FirstFire Principal Sum then outstanding plus accrued interest multiplied by 125% (the “March 2021 FirstFire Default Amount”). Upon the occurrence of a March 2021 FirstFire Event of Default, additional interest will accrue from the date of the March 2021 FirstFire Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law.

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

On July 27, 2022, FirstFire converted $9,500 of the outstanding principal balance of the March 2021 FirstFire Note at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 95,000 shares of common stock to FirstFire at a fair market value of $0.13 per share and recognized a loss on debt extinguishment of $2,850.

During the quarter ended August 31, 2022, the Company recognized $14,984 in interest expense associated with the March 2021 FirstFire Note recorded as accrued interest payable.

During the quarter ended August 31, 2021, the Company recognized $65,533 of amortization of debt discount related to the March 2021 FirstFire Note.

As of May 31, 2022, the carrying value and face value of the March 2021 FirstFire Note was $500,500 as the debt discount was full accreted by that date.

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

The following are the material terms of the June 2021 FirstFire SPA and June 2021 FirstFire Note:

●	The June 2021 FirstFire Note matures on June 10, 2023 (the “June 2021 FirstFire Maturity Date”).
●	At its election, FirstFire may convert the June 2021 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the June 2021 FirstFire Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the June 2021 Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the June 2021 FirstFire Note after 180 days from June 10, 2021.
●	The June 2021 FirstFire Note carries an original issue discount of $126,666 (“June 2021 FirstFire OID”).
●	The Company may prepay the June 2021 FirstFire Note at any time prior to maturity in accordance with the terms of the June 2021 FirstFire Note.
●	The June 2021 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the June 2021 FirstFire Note or the June 2021 FirstFire SPA. Upon the occurrence of any event of default (as defined in the June 2021 FirstFire Note) which has not been cured within three calendar days, the June 2021 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the June 2021 FirstFire Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the June 2021 FirstFire SPA, the June 2021 FirstFire Commitment Shares and the shares underlying the June 2021 FirstFire Note and June 2021 FirstFire Warrant carry standard registration rights.

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the June 2021 FirstFire Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the June 2021 FirstFire Note was further reduced from $1.00 per share to $0.10 per share.

During the quarter ended August 31, 2022, the Company recorded interest expense of $137,580, which was related to the accretion of the debt discount.

During the quarter ended August 31, 2021, the Company recorded interest expense of $140,548.

As of August 31, 2022, the carrying value of the June 2021 FirstFire Note was $668,459, net of $423,208 in unaccreted debt discount.

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

The following are the material terms of the June 2021 GS SPA and June 2021 GS Note:

●	The June 2021 GS Note matures on June 10, 2023 (the “June 2021 GS Maturity Date”).
●	At its election, GS may convert the June 2021 GS Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the June 2021 GS Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the June 2021 GS Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the June 2021 GS Note after 180 days from June 10, 2021.
●	The June 2021 GS Note carries an original issue discount of $33,333 (“June 2021 GS OID”).
●	The Company may prepay the June 2021 GS Note at any time prior to maturity in accordance with the terms of the June 2021 GS Note.
●	The June 2021 GS Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the June 2021 GS Note or the June 2021 GS SPA. Upon the occurrence of any event of default (as defined in the June 2021 GS Note) which has not been cured within three calendar days, the June 2021 GS Note shall become immediately due and payable and the Company shall pay to GS, in full satisfaction of its obligations hereunder, an amount equal to the June 2021 GS Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the June 2021 GS SPA, the June 2021 GS Commitment Shares and the shares underlying the June 2021 GS Note and June 2021 GS Warrant carry standard registration rights.

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the June 2021 GS Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the June 2021 GS Note was further reduced from $1.00 per share to $0.10 per share.

On April 18, 2022, GS converted $50,333 of the outstanding principal balance the June 2021 GS Note and $3,389 in associated accrued interest at an adjusted conversion price of $1.00 per share. At conversion, the Company issued 53,720 shares of common stock to GS at a fair market value of $2.77 per share and recognized a loss on debt extinguishment of $95,085.

On July 18, 2022, GS converted $53,000 of the outstanding principal balance the June 2021 GS Note and $6,935 in associated accrued interest at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 599,350 shares of common stock to GS at a fair market value of $0.19 per share and recognized a loss on debt extinguishment of $53,942.

During the quarter ended August 31, 2022, the Company recorded interest expense of $56,212 related to the accretion of the debt discount.

During the quarter ended August 31, 2022, the Company recorded interest expense of $34,703.

As of August 31, 2022, the carrying value of the June 2021 GS Note was $140,836, net of $89,164 in unaccreted debt discount.

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

The following are the material terms of the August 2021 Jefferson SPA and August 2021 Jefferson Note:

●	The August 2021 Jefferson Note matures on August 23, 2023 (the “August 2021 Jefferson Maturity Date”).
●	At its election, Jefferson may convert the August 2021 Jefferson Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the August 2021 Jefferson Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the August 2021 Jefferson Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the August 2021 Jefferson Note after 180 days from August 23, 2021.
●	The August 2021 Jefferson Note carries an original issue discount of $33,333 (“August 2021 Jefferson OID”).
●	The Company may prepay the August 2021 Jefferson Note at any time prior to maturity in accordance with the terms of the August 2021 Jefferson Note.
●	The August 2021 Jefferson Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the August 2021 Jefferson Note or the August 2021 Jefferson SPA. Upon the occurrence of any event of default (as defined in the August 2021 Jefferson Note) which has not been cured within three calendar days, the August 2021 Jefferson Note shall become immediately due and payable and the Company shall pay to Jefferson, in full satisfaction of its obligations hereunder, an amount equal to the August 2021 Jefferson Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the August 2021 Jefferson SPA, the August 2021 Jefferson Commitment Shares underlying and the shares underlying the August 2021 Jefferson Note and August 2021 Jefferson Warrant carry standard registration rights.

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the August 2021 Jefferson Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the August 2021 Jefferson Note was further reduced from $1.00 per share to $0.10 per share.

On August 23, 2022, GS converted $10,000 of the outstanding principal balance the August 2021 Jefferson Note and $1,000 in associated fees at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 110,000 shares of common stock to Jefferson at a fair market value of $0.075 per share and recognized a gain on debt extinguishment of $2,750.

During the quarter ended August 31, 2022, the Company recorded interest expense of $47,941, comprised of $46,941 related to the accretion of the debt discount and $1,000 in fees associated with the conversion.

During the quarter ended August 31, 2021, the Company recorded interest expense of $685.

As of August 31, 2022, the carrying value of the August 2021 Jefferson Note was $163,882, net of $159,452 in unaccreted debt discount.

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

The following are the material terms of the August 2021 Lucas SPA and August 2021 Lucas Note:

●	The August 2021 Lucas Note matures on August 31, 2023 (the “August 2021 Lucas Maturity Date”).
●	At its election, Lucas may convert the August 2021 Lucas Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the August 2021 Lucas Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the August 2021 Lucas Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the August 2021 Lucas Note after 180 days from August 31, 2021.
●	The August 2021 Lucas Note carries an original issue discount of $20,000 (“August 2021 Lucas OID”).
●	The Company may prepay the August 2021 Lucas Note at any time prior to maturity in accordance with the terms of the August 2021 Lucas Note.
●	The August 2021 Lucas Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the August 2021 Lucas Note or the August 2021 Lucas SPA. Upon the occurrence of any event of default (as defined in the August 2021 Lucas Note) which has not been cured within three calendar days, the August 2021 Lucas Note shall become immediately due and payable and the Company shall pay to Lucas, in full satisfaction of its obligations hereunder, an amount equal to the August 2021 Lucas Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the August 2021 Lucas SPA, the August 2021 Lucas Commitment Shares underlying and the shares underlying the August 2021 Lucas Note and August 2021 Lucas Warrant carry standard registration rights.

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

On March 16, 2022, the Company and Lucas Ventures entered into an Amendment and Waiver Pursuant to Convertible Promissory Note (the “Lucas Amendment”). Pursuant to the terms of the Lucas Amendment, the parties agreed that the conversion price of the August 2021 Lucas Note was decreased from $11.50 per share to $1.00 per share and that Lucas may not convert the August 2021 Lucas Note, as amended, prior to September 15, 2022. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the August 2021 Lucas Note was further reduced from $1.00 per share to $0.10 per share.

During the quarter ended August 31, 2022, the Company recorded interest expense of $25,205, related to the accretion of the debt discount.

As of August 31, 2022, the carrying value of the August 2021 Lucas Note was $99,999, net of $100,001 in unaccreted debt discount.

August 2021 LGH Investments, LLC 12% Convertible Promissory Note

On August 31, 2021, the Company and LGH Investments, LLC, (“LGH”) entered into a securities purchase agreement (the “August 2021 LGH SPA”) pursuant to which the Company issued a 12% convertible promissory note (the “August 2021 LGH Note”) in the principal sum of $200,000 (the “August 2021 LGH Principal Sum”).

The following are the material terms of the August 2021 LGH SPA and August 2021 LGH Note:

●	The August 2021 LGH Note matures on August 31, 2023 (the “August 2021 LGH Maturity Date”).
●	At its election, LGH may convert the August 2021 LGH Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the August 2021 LGH Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the August 2021 LGH Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the August 2021 LGH Note after 180 days from August 31, 2021.
●	The August 2021 LGH Note carries an original issue discount of $20,000 (“August 2021 LGH OID”).
●	The Company may prepay the August 2021 LGH Note at any time prior to maturity in accordance with the terms of the August 2021 LGH Note.
●	The August 2021 LGH Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the August 2021 LGH Note or the August 2021 LGH SPA. Upon the occurrence of any event of default (as defined in the August 2021 LGH Note which has not been cured within three calendar days, the August 2021 LGH Note shall become immediately due and payable and the Company shall pay to LGH, in full satisfaction of its obligations hereunder, an amount equal to the August 2021 LGH Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the August 2021 LGH SPA, the shares underlying the August 2021 LGH Note carry standard registration rights.

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

As of March 16, 2022, the Company and LGH entered into an Amendment and Waiver Pursuant to Convertible Promissory Note (the “LGH Amendment”). Pursuant to the terms of the LGH Amendment, the parties agreed that the conversion price of the August 2021 LGH Note was decreased from $11.50 per share to $1.00 per share and that LGH may not convert the LGH Note, as amended, prior to September 15, 2022. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the August 2021 LGH Note was further reduced from $1.00 per share to $0.10 per share.

During the quarter ended August 31, 2022, the Company recorded interest expense of $3,340 related to the accretion of the debt discount.

As of August 31, 2022, the carrying value of the August 2021 LGH Note was $186,750, net of $13,250 in unaccreted debt discount.

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

The following are the material terms of the September 2021 Ionic SPA and September 2021 Ionic Note:

●	The September 2021 Ionic Note matures on September 28, 2023 (the “September 2021 Ionic Maturity Date”).
●	At its election, Ionic may convert the September 2021 Ionic Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the September 2021 Ionic Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the September 2021 Ionic Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the September 2021 Ionic Note after 180 days from September 28, 2021.
●	The September 2021 Ionic Note carries an original issue discount of $155,556 (“September 2021 Ionic OID”).
●	The Company may prepay the September 2021 Ionic Note at any time prior to maturity in accordance with the terms of the September 2021 Ionic Note.
●	The September 2021 Ionic Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the August 2021 Ionic Note or the September 2021 Ionic SPA. Upon the occurrence of any event of default (as defined in the September 2021 Ionic Note) which has not been cured within three calendar days, the August 2021 Ionic Note shall become immediately due and payable and the Company shall pay to Ionic, in full satisfaction of its obligations hereunder, an amount equal to the September 2021 Ionic Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the September 2021 Ionic SPA, the September 2021 Ionic Commitment Shares underlying and the shares underlying the September 2021 Ionic Note and September 2021 Ionic Warrant carry standard registration rights.

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the September 2021 Ionic Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the September 2021 Ionic Note was further reduced from $1.00 per share to $0.10 per share.

On April 25, 2022, Ionic converted $87,800 of the outstanding principal balance the September 2021 Ionic Note at an adjusted conversion price of $1.00 per share. At conversion, the Company issued 87,800 shares of common stock to Ionic at a fair market value of $2.61 per share and recognized a loss on debt extinguishment of $141,358.

On July 28, 2022, Ionic converted $6,776 of the outstanding principal balance the September 2021 Ionic Note at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 67,755 shares of common stock to Ionic at a fair market value of $0.13 per share and recognized a loss on debt extinguishment of $2,033.

On August 24, 2022, Ionic converted $15,000 of the outstanding principal balance the September 2021 Ionic Note at an adjusted conversion price of $0.10 per share. At conversion, the Company became obligated to issue 150,000 shares of common stock to Ionic at a fair market value of $0.075 per share and recognized a gain on debt extinguishment of $4,500. As of August 31, 2022, these shares are classified as common stock to be issued.

During the quarter ended August 31, 2022, the Company recorded interest expense of $302,506 related to the accretion of the debt discount.

As of August 31, 2022, the carrying value of the September 2021 Ionic Note was $771,322, net of $674,658 in unaccreted debt discount.

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

The following are the material terms of the March 2022 FirstFire SPA and March 2022 FirstFire Note:

●	The March 2022 FirstFire Note matures on September 21, 2022 (the “March 2022 FirstFire Maturity Date”).
●	At its election, FirstFire may convert the March 2022 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the March 2022 FirstFire Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agree to pay interest on the March 2022 FirstFire Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.

●	The March 2022 FirstFire Note carries an original issue discount of $10,000 (“March 2022 FirstFire OID”).
●	The Company may prepay the March 2022 FirstFire Note at any time prior to maturity in accordance with the terms of the March 2022 FirstFire Note.
●	The March 2022 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the March 2022 FirstFire Note or the March 2022 FirstFire SPA. Upon the occurrence of any event of default (as defined in the March 2022 I FirstFire Note) which has not been cured within the period stipulated by the March 2022 FirstFire Note, the March 2022 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the March 2022 FirstFire Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the March 2022 FirstFire SPA, the March 2022 FirstFire Commitment Shares and the shares underlying the March 2022 FirstFire Note and March 2022 FirstFire Warrant carry standard registration rights.

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

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2022 FirstFire Note was reduced from $1.00 per share to $0.10 per share.

During the quarter ended August 31, 2022, the Company recorded interest expense of $55,000 related to the accretion of the debt discount.

As of August 31, 2022, the carrying value of the March 2022 FirstFire Note was $97,446, net of $12,554 in unaccreted debt discount.

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

The following are the material terms of the March 2022 GS SPA and March 2022 GS Note:

●	The March 2022 GS Note matures on September 21, 2022 (the “March 2022 GS Maturity Date”).
●	At its election, GS may convert the March 2022 GS Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the March 2022 GS Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agree to pay interest on the March 2022 GS Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The March 2022 GS Note carries an original issue discount of $7,500 (“March 2022 GS OID”).
●	The Company may prepay the March 2022 GS Note at any time prior to maturity in accordance with the terms of the March 2022 GS Note.

●	The March 2022 GS Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the March 2022 GS Note or the March 2022 GS SPA. Upon the occurrence of any event of default (as defined in the March 2022 GS Note) which has not been cured within the period stipulated by the March 2022 GS Note, the March 2022 GS Note shall become immediately due and payable and the Company shall pay to GS, in full satisfaction of its obligations hereunder, an amount equal to the March 2022 GS Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the March 2022 GS SPA, the March 2022 GS Commitment Shares and the shares underlying the March 2022 GS Note and March 2022 GS Warrant carry standard registration rights.

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

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2022 GS Note was reduced from $1.00 per share to $0.10 per share.

During the quarter ended August 31, 2022, the Company recorded interest expense of $41,250 related to the accretion of the debt discount.

As of August 31, 2022, the carrying value of the March 2022 GS Note was $73,084, net of $9,416 in unaccreted debt discount.

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

The following are the material terms of the March 2022 Ionic SPA and March 2022 Ionic Note:

●	The March 2022 Ionic Note matures on September 21, 2022 (the “March 2022 Ionic Maturity Date”).
●	At its election, Ionic may convert the March 2022 Ionic Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the March 2022 Ionic Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agree to pay interest on the March 2022 Ionic Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The March 2022 Ionic Note carries an original issue discount of $10,000 (“March 2022 Ionic OID”).
●	The Company may prepay the March 2022 Ionic Note at any time prior to maturity in accordance with the terms of the March 2022 Ionic Note.
●	The March 2022 Ionic Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the March 2022 Ionic Note or the March 2022 Ionic SPA. Upon the occurrence of any event of default (as defined in the March 2022 Ionic Note) which has not been cured within the period stipulated by the March 2022 Ionic Note, the March 2022 Ionic Note shall become immediately due and payable and the Company shall pay to Ionic, in full satisfaction of its obligations hereunder, an amount equal to the March 2022 Ionic Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the March 2022 Ionic SPA, the March 2022 Ionic Commitment Shares and the shares underlying the March 2022 Ionic Note and March 2022 Ionic Warrant carry standard registration rights.

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

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2022 Ionic Note was reduced from $1.00 per share to $0.10 per share.

During the quarter ended August 31, 2022, the Company recorded interest expense of $55,000related to the accretion of the debt discount.

As of August 31, 2022, the carrying value of the March 2022 Ionic Note was $97,446, net of $12,554 in unaccreted debt discount.

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

The following are the material terms of the April 2022 Jefferson SPA and April 2022 Jefferson Note:

●	The April 2022 Jefferson Note matures on October 1, 2022 (the “April 2022 Jefferson Maturity Date”).
●	At its election, Jefferson may convert the April 2022 Jefferson Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the April 2022 Jefferson Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agree to pay interest on the April 2022 Jefferson Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The April 2022 Jefferson Note carries an original issue discount of $7,500 (“April 2022 Jefferson OID”).
●	The Company may prepay the April 2022 Jefferson Note at any time prior to maturity in accordance with the terms of the April 2022 Jefferson Note.
●	The April 2022 Jefferson Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the April 2022 Jefferson Note or the April 2022 Jefferson SPA. Upon the occurrence of any event of default (as defined in the April 2022 Jefferson Note) which has not been cured within the period stipulated by the April 2022 Jefferson Note, the April 2022 Jefferson Note shall become immediately due and payable and the Company shall pay to Jefferson, in full satisfaction of its obligations hereunder, an amount equal to the April 2022 Jefferson Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the April 2022 Jefferson SPA, the April 2022 Jefferson Commitment Shares and the shares underlying the April 2022 Jefferson Note and April 2022 Jefferson Warrant carry standard registration rights.

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

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the April 2022 Jefferson Note was reduced from $1.00 per share to $0.10 per share.

During the quarter ended August 31, 2022, the Company recorded interest expense of $41,250 related to the accretion of the debt discount.

As of May 31, 2022, the carrying value of the April 2022 Jefferson Note was $73,084, net of $9,416 in unaccreted debt discount.

July 2022 FirstFire Global 12% Convertible Promissory Note

On July 14, 2022, the Company entered into a securities purchase agreement (the “July 2022 FirstFire SPA”) with FirstFire, pursuant to which the Company issued (i) a 12% convertible promissory note (the “July 2022 FirstFire Note”) in the principal sum of $27,500 (the “July 2022 FirstFire Principal Sum”), (ii) 935 shares of its common stock as a commitment fee (“July 2022 FirstFire Commitment Shares”), and (iii) a three-year warrant (“July 2022 FirstFire Warrant”) to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the July 2022 FirstFire SPA and July 2022 FirstFire Note:

●	The July 2022 FirstFire Note matures on September 14, 2022 (the “July 2022 FirstFire Maturity Date”).
●	At its election, FirstFire may convert the July 2022 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the July 2022 FirstFire Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time after 180 days from the date of issuance of the July 2022 FirstFire Note at a conversion price equal to $0.10 per share, subject to certain adjustments.
●	The Company agree to pay interest on the July 2022 FirstFire Principal Sum at the rate of 12% per annum provided that the first two months of interest shall be guaranteed.
●	The July 2022 FirstFire Note carries an original issue discount of $2,500 (“July 2022 FirstFire OID”).
●	The Company may prepay the July 2022 FirstFire Note at any time prior to maturity in accordance with the terms of the July 2022 FirstFire Note.
●	The July 2022 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the July 2022 FirstFire Note or the July 2022 FirstFire SPA. Upon the occurrence of any event of default (as defined in the July 2022 FirstFire Note) which has not been cured within the period stipulated by the July 2022 FirstFire Note, the July 2022 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the July 2022 FirstFire Principal Sum then outstanding plus accrued interest multiplied by 125%.

Upon issuance of the July 2022 FirstFire Note, the Company received net proceeds of $25,000 and used such proceeds for working capital. Upon issuance of the July 2022 FirstFire Commitment Shares, the July 2022 FirstFire Note, and the July 2022 FirstFire Warrant, the Company allocated the $25,000 in net proceeds received between the fair market value of the July 2022 FirstFire Commitment Shares and the July 2022 FirstFire Warrant. The fair value of the July 2022 FirstFire Commitment Shares was $136, and the fair value of the July 2022 FirstFire Warrant was $3,825. The combination of these two components as well as the July 2022 FirstFire OID resulted in a total debt discount at issuance of $6,461 which is accreted over the term of the July 2022 FirstFire Note.

During the quarter ended August 31, 2022, the Company recorded interest expense of $5,552, which included $5,002 related to the accretion of the debt discount and accrued interest in the amount of $550. As of August 31, 2022, the carrying value of the July 2022 FirstFire Note was $26,041, net of $1,459 in unaccreted debt discount.

July 2022 GS Capital Securities 12% Convertible Promissory Note

On July 14, 2022, the Company entered into a securities purchase agreement (the “July 2022 GS SPA”) with GS, pursuant to which the Company issued (i) a 12% convertible promissory note (the “July 2022 GS Note”) in the principal sum of $27,500 (the “July 2022 GS Principal Sum”), (ii) 935 shares of its common stock as a commitment fee (“July 2022 GS Commitment Shares”), and (iii) a three-year warrant (“July 2022 GS Warrant”) to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the July 2022 GS SPA and July 2022 GS Note:

●	The July 2022 GS Note matures on September 14, 2022 (the “July 2022 GS Maturity Date”).
●	At its election, GS may convert the July 2022 GS Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the July 2022 GS Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time after 180 days from the date of issuance of the July2022 GS Note at a conversion price equal to $0.10 per share, subject to certain adjustments.
●	The Company agree to pay interest on the July 2022 GS Principal Sum at the rate of 12% per annum provided that the first two months of interest shall be guaranteed.
●	The July 2022 GS Note carries an original issue discount of $2,500 (“July 2022 GS OID”).
●	The Company may prepay the July 2022 GS Note at any time prior to maturity in accordance with the terms of the July 2022 GS Note.
●	The July 2022 GS Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the July 2022 GS Note or the July 2022 GS SPA. Upon the occurrence of any event of default (as defined in the July 2022 GS Note) which has not been cured within the period stipulated by the July 2022 GS Note, the July 2022 GS Note shall become immediately due and payable and the Company shall pay to GS, in full satisfaction of its obligations hereunder, an amount equal to the July 2022 GS Principal Sum then outstanding plus accrued interest multiplied by 125%.

Upon issuance of the July 2022 GS Note, the Company received net proceeds of $25,000 and used such proceeds for working capital. Upon issuance of the July 2022 GS Commitment Shares, the July 2022 GS Note, and the July 2022 GS Warrant, the Company allocated the $25,000 in net proceeds received between the fair market value of the July 2022 GS Commitment Shares and the July 2022 GS Warrant. The fair value of the July 2022 GS Commitment Shares was $136, and the fair value of the July 2022 GS Warrant was $3,825. The combination of these two components as well as the July 2022 GS OID resulted in a total debt discount at issuance of $6,461 which is accreted over the term of the July 2022 GS Note.

During the quarter ended August 31, 2022, the Company recorded interest expense of $5,552, which included $5,002 related to the accretion of the debt discount and accrued interest in the amount of $550. As of August 31, 2022, the carrying value of the July 2022 GS Note was $26,041, net of $1,459 in unaccreted debt discount.

July 2022 Ionic Ventures, LLC 12% Convertible Promissory Note

On July 14, 2022, the Company entered into a securities purchase agreement (the “July 2022 Ionic SPA”) with Ionic, pursuant to which the Company issued (i) a 12% convertible promissory note (the “July 2022 Ionic Note”) in the principal sum of $27,500 (the “July 2022 Ionic Principal Sum”), (ii) 935 shares of its common stock as a commitment fee (“July 2022 Ionic Commitment Shares”), and (iii) a three-year warrant (“July 2022 Ionic Warrant”) to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the July 2022 Ionic SPA and July 2022 Ionic Note:

●	The July 2022 Ionic Note matures on September 14, 2022 (the “July 2022 Ionic Maturity Date”).
●	At its election, Ionic may convert the July 2022 Ionic Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the July 2022 Ionic Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time after 180 days from the date of issuance of the July2022 Ionic Note at a conversion price equal to $0.10 per share, subject to certain adjustments.
●	The Company agree to pay interest on the July 2022 Ionic Principal Sum at the rate of 12% per annum provided that the first two months of interest shall be guaranteed.
●	The July 2022 Ionic Note carries an original issue discount of $2,500 (“July 2022 Ionic OID”).
●	The Company may prepay the July 2022 Ionic Note at any time prior to maturity in accordance with the terms of the July 2022 Ionic Note.
●	The July 2022 Ionic Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the July 2022 Ionic Note or the July 2022 Ionic SPA. Upon the occurrence of any event of default (as defined in the July 2022 Ionic Note) which has not been cured within the period stipulated by the July 2022 Ionic Note, the July 2022 Ionic Note shall become immediately due and payable and the Company shall pay to Ionic, in full satisfaction of its obligations hereunder, an amount equal to the July 2022 Ionic Principal Sum then outstanding plus accrued interest multiplied by 125%.

Upon issuance of the July 2022 Ionic Note, the Company received net proceeds of $25,000 and used such proceeds for working capital. Upon issuance of the July 2022 Ionic Commitment Shares, the July 2022 Ionic Note, and the July 2022 Ionic Warrant, the Company allocated the $25,000 in net proceeds received between the fair market value of the July 2022 Ionic Commitment Shares and the July 2022 Ionic Warrant. The fair value of the July 2022 Ionic Commitment Shares was $136, and the fair value of the July 2022 Ionic Warrant was $3,825. The combination of these two components as well as the July 2022 Ionic OID resulted in a total debt discount at issuance of $6,461 which is accreted over the term of the July 2022 Ionic Note.

During the quarter ended August 31, 2022, the Company recorded interest expense of $5,552, which included $5,002 related to the accretion of the debt discount and accrued interest in the amount of $550. As of August 31, 2022, the carrying value of the July 2022 Ionic Note was $26,041, net of $1,459 in unaccreted debt discount.

July 2022 Jefferson Street Capital LLC 12% Convertible Promissory Note

On July 14, 2022, the Company entered into a securities purchase agreement (the “July 2022 Jefferson SPA”) with Jefferson, pursuant to which the Company issued (i) a 12% convertible promissory note (the “July 2022 Jefferson Note”) in the principal sum of $27,500 (the “July 2022 Jefferson Principal Sum”), (ii) 935 shares of its common stock as a commitment fee (“July 2022 Jefferson Commitment Shares”), and (iii) a three-year warrant (“July 2022 Jefferson Warrant”) to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the July 2022 Jefferson SPA and July 2022 Jefferson Note:

●	The July 2022 Jefferson Note matures on September 14, 2022 (the “July 2022 Jefferson Maturity Date”).
●	At its election, Jefferson may convert the July 2022 Jefferson Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the July 2022 Jefferson Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time after 180 days from the date of issuance of the July2022 Jefferson Note at a conversion price equal to $0.10 per share, subject to certain adjustments.

●	The Company agree to pay interest on the July 2022 Jefferson Principal Sum at the rate of 12% per annum provided that the first two months of interest shall be guaranteed.
●	The July 2022 Jefferson Note carries an original issue discount of $2,500 (“July 2022 Jefferson OID”).
●	The Company may prepay the July 2022 Jefferson Note at any time prior to maturity in accordance with the terms of the July 2022 Jefferson Note.
●	The July 2022 Jefferson Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the July 2022 Jefferson Note or the July 2022 Jefferson SPA. Upon the occurrence of any event of default (as defined in the July 2022 Jefferson Note) which has not been cured within the period stipulated by the July 2022 Jefferson Note, the July 2022 Jefferson Note shall become immediately due and payable and the Company shall pay to Jefferson, in full satisfaction of its obligations hereunder, an amount equal to the July 2022 Jefferson Principal Sum then outstanding plus accrued interest multiplied by 125%.

Upon issuance of the July 2022 Jefferson Note, the Company received net proceeds of $25,000 and used such proceeds for working capital. Upon issuance of the July 2022 Jefferson Commitment Shares, the July 2022 Jefferson Note, and the July 2022 Jefferson Warrant, the Company allocated the $25,000 in net proceeds received between the fair market value of the July 2022 Jefferson Commitment Shares and the July 2022 Jefferson Warrant. The fair value of the July 2022 Jefferson Commitment Shares was $136, and the fair value of the July 2022 Jefferson Warrant was $3,825. The combination of these two components as well as the July 2022 Jefferson OID resulted in a total debt discount at issuance of $6,461 which is accreted over the term of the July 2022 Jefferson Note.

During the quarter ended August 31, 2022, the Company recorded interest expense of $5,552, which included $5,002 related to the accretion of the debt discount and accrued interest in the amount of $550. As of August 31, 2022, the carrying value of the July 2022 Jefferson Note was $26,041, net of $1,459 in unaccreted debt discount.

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

During the quarter ended August 31, 2022, the Company made principal payments of $4,500 on Secured Note One. For the quarter ended August 31, 2022, the company recognized $8,007 in total interest expense associated with Secured Note One, comprised of $1,077 in cash interest payments, $2,079 in accrued interest payable, and $4,851 in accretion expense related to the original issuance discount and debt discount related to the warrants, with no comparable amounts during the prior period. As of August 31, 2022, the carrying value of Secured Note One is $42,268, net of $82,464 in unaccreted debt discounts.

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

During the quarter ended August 31, 2022, the Company made principal payments of $2,421 on Secured Note Two. For the quarter ended August 31, 2022, the company recognized $4,809 in total interest expense associated with Secured Note Two, comprised of $646 in cash interest payments, $1,252 in accrued interest payable, and $2,911 in accretion expense related to the original issuance discount and debt discount related to the warrants, with no comparable amounts in the prior period. As of August 31, 2022, the carrying value of Secured Two Note is $25,640, net of $49,478 in unaccreted debt discounts.

Related Party Note Payable

On December 10, 2021, the Company entered into a loan agreement with Jed Kaplan, the Company’s former Chairman of the Board, that has a principal amount of $247,818 (See Note 6 - Related Party Transactions). The loan bears interest at a rate of 5% per annum and matured on June 10, 2022.

On June 10, 2022, the loan and accrued interest of $6,178 were converted into a 17% equity stake in Simplicity One, increasing Kaplan’s total stake to 37% and reducing the Company’s stake to 59%.

During the quarter ended August 31, 2022, the Company recognized interest expense of $339 with no comparable amount during the prior period.

Other Short Term Note Payable

During 2020, the Company received loan proceeds in the amount of $82,235 under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). During the year ended May 31, 2022, the Company $40,500 of the obligation was forgiven by the Small Business Administration. As of August 31, 2022, the outstanding balance of this obligation was $41,735.

NOTE 9 -STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of August 31, 2022, there were one share of preferred stock issued or outstanding. As of May 31, 2022, there were no shares of preferred stock issued and outstanding.

On August 23, 2022, the Company filed with the Delaware Secretary of State a certificate of designations (the “Certificate of Designations”) to designate one share of the Company’s preferred stock as the Series X Convertible Preferred Stock (“Series X Preferred”). The one share of Series X Preferred has a number of votes equal to all of the other votes entitled to be cast on any matter by any other shares or securities of the Company, plus one. The Series X Preferred does not have any economic or other interest in the Company. The share of Series X Preferred may not be transferred after issuance. If any transfer is attempted, the Series X Preferred will be automatically redeemed by the Company at a redemption price of $1.00.

On August 29, 2022, the Company issued and sold to Roman Franklin, the Company’s Chief Executive Officer, principal financial officer, principal accounting officer, member of the Company’s Board of Directors, and greater than 5% stockholder, one share of the Company’s Series X Preferred for a purchase price of $1,000.

At the election of the Series X Preferred holder at any time following the date that the Company has amended its articles of incorporation to increase the authorized shares of common stock such that there are sufficient authorized but unissued shares of common stock to permit conversion of the Series X Preferred as set forth in the Certificate of Designations, the Series X Preferred is convertible into 500,000,000 shares of the Company’s common stock.

Upon issuance of the Series X Preferred, the Company estimated the fair market value of the Series X Preferred to be $183,498. The Company recorded stock-based compensation expense of $182,498 related to the sale of the Series X Preferred and an associated receivable of $1,000 for the purchase price of the share.

Common Stock

The Company is authorized to issue 36,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the shares of the Company’s common stock are entitled to one vote for each share. As of August 31, 2022, and May 31, 2022, there were 3,120,161 and 1,830,818 shares of common stock issued and outstanding, respectively.

During the quarter ended August 31, 2022, the Company issued shares of its common stock as follows:

●	On June 1, 2022, the Company issued 100,000 shares of its common stock, valued at $1.22 per share, as consideration for $100,000 in account payable due to a third-party vendor and recognized a loss on issuance of shares of $22,000;
●	On June 24, 2021, the Company issued 1,667 shares of its common stock, valued at $2.81 per share, as compensation to officers and directors of the Company and recognized a gain on issuance of shares of $316;
●	On June 24, 2021, the Company issued 3,571 shares of its common stock, valued at $1.35 per share, as compensation to officers and directors of the Company and recognized a gain on issuance of shares of $179;
●	On June 30, 2022, the Company issued 100,000 shares of its common stock, valued at $0.47 per share, as consideration for $50,000 in account payable due to a third-party vendor and recognized a gain on issuance of shares of $3,000;
●	On July 18, 2022, the Company issued 599,350 shares of its common stock, valued at $0.19, to an accredited investor upon conversion of $53,000 in principal and $6,935 in associated accrued interest payable due under a convertible promissory note. In association with this issuance, the Company recognized $53,942 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On July 27, 2022, the Company issued 95,000 shares of its common stock, valued at $0.13, to an accredited investor upon conversion of $9,500 in principal due under a convertible promissory note. In association with this issuance, the Company recognized $2,850 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On July 28, 2022, the Company issued 67,755 shares of its common stock, valued at $0.13, to an accredited investor upon conversion of $6,776 in principal due under a convertible promissory note. In association with this issuance, the Company recognized $2,033 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On August 4, 2022, the Company issued 100,000 shares of its common stock, valued at $0.12 per share, as consideration for $5,000 in account payable due to a third-party vendor and recognized a loss on issuance of shares of $7,000;
●	On August 23, 2022, the Company issued 110,000 shares of its common stock, valued at $0.075, to an accredited investor upon conversion of $10,000 in principal due under a convertible promissory note and $1,000 in associated fees. In association with this issuance, the Company recognized $2,750 as a gain on the extinguishment of debt (See Note 8 – Debt); and
●	On August 30, 2022, the Company issued 112,000 shares of its common stock, valued at $0.06 per share, as consideration for $5,000 in account payable due to a third-party vendor and recognized a loss on issuance of shares of $1,720.

Warrants

As of August 31, 2022, the Company has issued and outstanding warrants to purchase shares of its common stock as follows:

	Number of
Issue	Warrants	Vesting	Termination	Exercise
Date	Outstanding	Date	Date	Price
11/20/2018	682,688	11/20/2018	11/20/2023	$92.00
5/31/2019	120,313	5/31/2019	5/31/2024	$32.00
6/1/2020	3,125	6/1/2020	6/1/2025	$32.00
6/10/2021	750,000	6/10/2021	6/10/2024	$0.10
6/18/2021	100,000	6/18/2021	6/10/2024	$20.00
8/4/2021	365,000	8/4/2021	10/12/2024	$13.00
8/23/2021	156,250	8/23/2021	8/23/2024	$0.10
8/31/2021	187,480	8/31/2021	8/31/2024	$0.10
9/17/2021	40,000	9/17/2021	9/17/2024	$0.10
9/28/2021	729,167	9/28/2021	9/28/2024	$0.10
10/1/2021	40,000	10/1/2021	10/1/2024	$0.10
11/18/2021	48,000	11/18/2021	11/18/2024	$0.10
3/21/2022	137,500	3/21/2022	3/21/2025	$0.10
4/1/2022	37,500	4/1/2022	4/1/2025	$0.10
7/14/2022	200,000	7/14/2022	7/14/2025	$1.00
	3,597,023

During the quarter ended August 31, 2022, the Company issued 200,000 warrants to acquire shares of common stock to accredited investors in association with issued debt instruments (See Note 8 – Debt). The fair value of these warrants was estimated at the date of issuance using the Black-Scholes option-pricing model with the following assumptions: (i) exercise price of $1.00 per share; (ii) expected dividend yield of 0%; (iii) expected volatility of 134%; (iv) risk-free interest rate of 3.16%; and (v) term of 3.0 years.

During the quarter ended August 31, 2021, the Company issued 1,458,730 warrants to acquire shares of common stock to accredited investors in association with issued, amended, or extinguished debt instruments.

During the quarter ended August 31, 2021, the Company sold warrants to an accredited investor for an aggregate purchase price of $100,000 to purchase 100,000 shares of common stock at an exercise price of $20.00 per share. These warrants became exercisable upon issuance and expire on the third anniversary of issuance. No similar activity occurred during the quarter ended August 31, 2022.

Stock-Based Compensation

The Company did not issue any options to purchase its common shares during the quarters ended August 31, 2022, or 2021.

The table below presents option activity for the quarter ended August 31, 2022:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)
Balance at May 31, 2022	462,500	$2.77	2.9
Options exercised	-	-	-
Options granted	-	-	-
Options expired	-	-	-
Options forfeited	(72,500)	2.77	2.7
Outstanding at August 31, 2022	390,000	$2.77	2.7
Exercisable at August 31, 2022	320,000	$2.77	2.7

Stock based compensation expense related to options for the quarters ended August 31, 2022, and August 31, 2021, amounted to $89,597 and $0, respectively. Unrecognized compensation expense related to outstanding options amounted to $75,582 and $0 as of August 31, 2022, and August 31, 2021, respectively.

NOTE 10 — SUBSEQUENT EVENTS

Conversion of Convertible Promissory Notes

Subsequent to the reporting period, the holders of $150,535 of the Company’s convertible notes converted principal and accrued interest under such notes into an aggregate of 3,798,000 shares of common stock.

Approval of Increase in Authorized Shares of Common Stock

On September 1, 2022, the Board and stockholders holding of a majority of the voting power of the issued and outstanding capital stock of the Company, including the Series X Preferred, approved an amendment (the “Amendment”) to the Company’s third amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”) increasing the number of our authorized shares of common stock from 36,000,000 to 250,000,000. On October 20, 2022, the Company filed a preliminary information statement on Schedule 14C relating to the Amendment. The exact timing of the authorized share increase will be determined by the Company’s Board based on its evaluation as to when such action will be the most advantageous to the Company and its stockholders, and the effective date will be publicly announced. In no event will the authorized share increase be effective sooner than 20 days after the Company mails the definitive information statement on Schedule 14C and accompanying notice to the Company’s stockholders. The Board retains the authority to abandon the increase in authorized shares for any reason at any time prior to the effective date of the increase in authorized shares.

Ionic, Jefferson Street and FirstFire Securities Purchase Agreements, Notes and Warrants

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

Diverted River Exchange Agreement

On September 28, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”), dated as of September 28, 2022, by and among the Company, Diverted River Technology, LLC (“Diverted River”), the member(s) of Diverted River from time to time (the “Members”) and Zachary Johnson, as the Members’ representative. Pursuant to the terms of the Exchange Agreement, the Company agreed to acquire from the Members 100% of the membership interests of Diverted River held by the Members as of the closing (the “Closing”), in exchange for the issuance by the Company to the Members of shares of the Company’s common stock equal to 80% of the issued and outstanding shares of the Company’s common stock as of the Closing.

Following the Closing, Diverted River will become a wholly owned subsidiary of the Company. Also following the Closing, it is expected that the Company’s name will be changed to Diverted River Technology, Inc., and the business of the Company will become that of Diverted River, an ETO focused on a sustainable, high margin, recurring revenue business model that requires limited capital expenditures.

At the Closing, the Company will expand the size of the Company’s Board of Directors (the “Board”) by three persons, to a total of seven persons, and will name Mr. Johnson and, within 90 days after Closing, two other persons, as directors on the Board, one of whom will be an independent director. Also at the Closing, the Company will name Mr. Johnson as Chief Executive Officer of the Company. Within 90 days of Closing, the Board will name a Chief Technology Officer, subject to Mr. Johnson’s approval. At the Closing, the Company will also enter into employment agreements with Mr. Johnson and certain other Diverted River employees as identified and agreed by the parties. Within 90 days of Closing, the Company will hire Velocity 42 Limited as its primary software developer.

The Exchange Agreement contains certain covenants, representations and warranties customary for an agreement of this type. In addition, the Closing is subject to the satisfaction or waiver of certain conditions, including, but not limited to, (i) the increase by the Company of its authorized shares of common stock to 250,000,000 shares; (ii) execution by Diverted River of agreements with clients generating at least $60,000 per month in revenue for at least 24 months following the Closing, with such agreements being in form and substance as agreed to by the Company and Diverted River; (iii) settlement by the Company of any debt with landlords related to the closure of the Company’s gaming center venues; (iv) the Company having obtained binding commitments from investors to invest at least $4,000,000, through the issuance of shares of Company common stock; (v) repayment by the Company of its convertible notes, or execution of agreements with noteholders to convert such notes into shares of Company common stock comprising no more than 12.5% of the issued and outstanding common stock of the Company after giving effect to the Closing; (vi) reaching an agreement with warrant holders to amend the exercise price to be $1.00 per share; (vii) execution of note amendments by holders of Company promissory notes that are not presently convertible into shares of Company common stock such that the notes will be converted into Company common stock and such notes shall have been converted, with such shares being included in the 12.5% limitation set forth in clause (v) hereof; (viii) provision by Diverted River of audited financial statements; and (ix) completion of satisfactory due diligence reviews by the Company and Diverted River.

The parties may terminate the Exchange Agreement pursuant to the terms of the Exchange Agreement, including, but not limited to, if the conditions to Closing have not been satisfied or waived by December 15, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Simplicity Esports and Gaming Company and its consolidated subsidiaries. The following discussion should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in this Quarterly Report and with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”).

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors sections of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022, as filed with the SEC as the same may be updated from time to time, including in this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a global esports organization, that is capitalizing on the growth in esports through two business units: Simplicity Esports, LLC (“Simplicity Esports LLC”) and PLAYlive Nation, Inc. (“PLAYlive”). During the fiscal year ended May 31, 2022, we also had a third business unit: Simplicity One Brasil Ltda (“Simplicity One”). During the first quarter of the fiscal year ending May 31, 2023, in an effort to focus on business operations that were currently profitable, the Company sold its League of Legends franchise asset, and exited business operations in Brazil. Funding the Brazilian business operations created a monthly cash burn of approximately $45,000. The Company sold the franchise asset to Brazilian esports organization Los Grandes for total consideration of 1,920,000 Brazilian Reais (approximately $392,000) to be paid in five equal quarterly installments.

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

In addition, from January 2020 to July 2022, we managed Flamengo eSports, one of the leading Brazilian League of Legends® teams competing in the top tier league CBLoL, through our majority owned subsidiary, Simplicity One. In July 2022, in an effort to focus on business operations that were currently profitable, the Company sold its League of Legends franchise asset, and exited business operations in Brazil. Funding the Brazilian business operations created a monthly cash burn of approximately $45,000. The Company sold the franchise asset to Brazilian esports organization Los Grandes for total consideration of 1,920,000 Brazilian Reais (approximately $392,000) to be paid in five equal quarterly installments.

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

Our Gaming Centers

As of August 31, 2022, we had 17 operational locations (five corporate locations and 12 franchise locations), through our subsidiaries throughout the U.S., giving casual gamers the opportunity to play in a social setting with other members of the gaming community. Management is exploring strategic alternatives, including merger and acquisition opportunities, and is focused on high margin, lower capital expenditure business strategies in the esports gaming industry, with a goal of being cash flow positive in the next 12 to 24 months.

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

Optimally, the esports gaming centers of Simplicity Esports LLC (“Simplicity Esports Gaming Centers”) measure between 2,000 and 4,000 square feet, with dozens of gaming stations. The Simplicity Esports Gaming Centers feature cutting edge technology, futuristic aesthetic décor and dynamic high-speed gaming equipment. We believe our brick-and-click strategy will present attractive opportunities for sponsors and advertisers to connect with our audience, creating an intriguing monetization opportunity for sponsors and advertisers. As of November 08, 2022, our corporate owned stores operate in approximately 40,000 square feet of retail space in desirable, high traffic locations.

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

Corporate Gaming Centers

As of August 31, 2022, we operated five corporate-owned retail Simplicity Esports Gaming Centers in addition to 12 franchisee owned locations. Management is exploring strategic alternatives, including merger and acquisition opportunities, and is focused on high margin, lower capital expenditure business strategies in the esports gaming industry, with a goal of being cash flow positive in the next 12 to 24 months.

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

COVID-19

As a result of COVID-19, all of our corporate and franchised Simplicity Esports Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Esports Gaming Centers on May 1, 2020 and subsequently reopened the majority of its Simplicity Gaming Centers. Subsequently, the Company closed 12 of its 17 corporate owned esports gaming center locations. As of August 31, 2022, the Company continues to operate five corporate owned locations and 12 franchisee owned locations. Although our franchise agreements with franchisees of Simplicity Esports Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Esports Gaming Centers are operating, a limited number of the franchisees of Simplicity Esports Gaming Centers have defaulted on their obligations to pay their minimum monthly royalty payment to us. This has resulted in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. As of August 31, 2022, we recorded an allowance for doubtful accounts of approximately $68,879 and have written off $25,829, partly in conjunction with taking back certain franchises and converting them to company owned stores. Notwithstanding our efforts to support franchisees and still collect on receivables, it is unclear exactly how much of the increase in accounts receivables is attributable to the impact of COVID-19. We have waived the minimum monthly royalty payment obligations from July 2020 through present day and are instead billing the franchisees a true-up of 6% of gross sales without a minimum. We continue to assess possible similar accommodations to the franchisees in light of the impact of COVID-19. Additionally, the disruptions in commercial real estate caused by COVID-19 lockdowns have allowed the Company to strengthen its existing relationships with national landlords by signing new locations with percentage rent leases.

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

The measures taken to date adversely impacted the Company’s business during the quarter ended August 31, 2022 and will potentially continue to impact the Company’s business. Management observes that all business segments continue to be impacted by reduced foot traffic that began as a result of COVID-19 lockdowns and has continued as consumer habits have changed.

Our Financial Position

For the three months ended August 31, 2022 and 2021, we generated revenues of $344,113 and $904,840, respectively, reported net losses of $4,157,110 and $4,210,097, respectively, and had negative cash flow from operations of $98,942 and $943,694, respectively. As of August 31, 2022, we had an accumulated deficit of $33,995,554.

There is substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings.

Results of Operations

The following table summarizes our operating results for the three months ended August 31, 2022 and 2021.

	Three Months Ended	Three Months Ended
	August 31, 2022	August 31, 2021

Franchise revenues	$37,980	$62,358
Company-owned stores sales	302,616	673,501
Esports revenue	3,517	168,981
Total revenue	344,113	904,840
Less: Cost of goods sold	(94,448)	(607,122)
Gross margin	249,665	297,718
Operating expenses	(3,711,554)	(2,196,174)
Other income (expense)	(622,959)	(2,367,288)
Net loss attributable to non-controlling interest	(72,262)	54,837
Net loss attributable to common shareholders	$(4,157,110)	$(4,210,097)

Summary of Statement of Operations for the Three Months Ended August 31, 2022 and 2021:

Revenues

The Company’s revenues for the three months ended August 31, 2022 were $344,113, representing a 62% decrease of $560,727, as compared to the three months ended August 31, 2021 revenue of $904,840. The decrease results from the closure of Company owned stores during the fiscal year ended May 31, 2022 and during the quarter ended August 31, 2022 coupled with the sale of the Company’s assets in Brazil.

Cost of Goods Sold

Cost of goods sold for the three months ended August 31, 2022 was $94,448, representing an 84% decrease of $512,674, compared to the three months ended August 31, 2021 cost of goods sold of $607,122. The decrease in cost of goods sold corresponds with the closure of Company owned stores during the fiscal year ended May 31, 2022 and during the fiscal quarter ended August 31, 2022.

Operating Expenses

Operating expenses for the three months ended August 31, 2022 were $3,711,554, as compared to $2,196,174 for the three months ended August 31, 2021, an increase of $1,515,380. This 69% increase over the prior period is primarily attributable to impairment losses of $2,795,316, with no comparable activity in the prior period, offset by a 57% decrease of $739,685 in compensation and benefits, an 82% decrease of $369,982 in professional fees, and a 38% decrease of $170,269 in general and administrative expenses. The decrease in compensation and benefits is related primarily to a decrease in stock-based compensation of $577,680, as well as reductions in payroll and wages due to the closure of certain locations and a reduction of management staff. The decrease in professional fees is primarily attributable to the fact that the Company was in the process of filing a registration statement during the corresponding prior period, there were no comparable expenses during the current period.

Other Income

We incurred $622,959 of non-operating loss during the quarter ended August 31, 2022 compared to a loss of $2,367,288 during the prior period representing a 74% improvement. This improvement was attributed to a loss of $1,759,969 in the prior period related to the extinguishment of certain convertible promissory notes compared to $78,800 during the current period. Our net interest expense totaled $847,117 during the current period, representing an increase of 28% over the prior period’s expense of $659,696. These increases were attributable to the additional convertible promissory notes issued during the prior year. We recognized $302,958 in other income for the three months ended August 31, 2022, as compared to other income of $52,358 for the three months ended August 31, 2021. This 479% increase was primarily due to the recognition of a gain on the sale of the RIOT license by our majority owned Brazilian subsidiary.

Net Loss

Net loss attributable to common shareholders for the three months ended August 31, 2022, was $4,157,110, representing a 1% improvement compared to a net loss of $4,210,907 during the prior period.

Liquidity and Capital Resources

As of August 31, 2022, we had cash of $97,573, which is available for use by us to cover all of the Company’s costs. In addition, as of August 31, 2022, we had accrued expenses of $1,838,325.

For the three months ended August 31, 2022, cash used in operating activities amounted to $174,442 primarily resulting from a net loss of $4,084,848, impairment losses of $2,795,316 with no comparable activity in the prior period, a decrease of $1,708,395 in loss on extinguishment of debt, and a decrease of $577,680 in stock-based compensation in non-cash interest expense. These decreases were offset by a $170,306 increase in non-cash interest expense and a $238,567 increase in gains on asset purchases and sales. Changes in our operating liabilities and assets provided cash of $253,154.

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

Going Concern

The Company’s unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the unaudited consolidated financial statements, as of August 31, 2022, the Company had an accumulated deficit of $33,995,554, a working capital deficit of $5,515,754, and a net loss attributable to common shareholders of $4,157,110. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the of the date that the unaudited financial statements are issued.

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

The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As a result of COVID-19, all of our corporate and franchised Simplicity Esports Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Esports Gaming Centers on May 1, 2020 and subsequently reopened a majority of its Simplicity Gaming Centers. Subsequently, the Company closed 12 of its 17 corporate owned esports gaming center locations. As of August 31, 2022, the Company continues to operate five corporate owned locations and 12 franchisee owned locations. Although our franchise agreements with franchisees of Simplicity Esports Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Esports Gaming Centers are operating, a limited number of the franchisees of Simplicity Esports Gaming Centers have defaulted on their obligations to pay their minimum monthly royalty payment to us. This has resulted in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. As of August 31, 2022, we recorded an allowance for doubtful accounts of approximately $68,879 and have written off $25,829, partly in conjunction with taking back certain franchises and converting them to company owned stores. Notwithstanding our efforts to support franchisees and still collect on receivables, it is unclear exactly how much of the increase in accounts receivables is attributable to the impact of COVID-19. We have waived the minimum monthly royalty payment obligations from July 2020 through present day and are instead billing the franchisees a true-up of 6% of gross sales without a minimum. We continue to assess possible similar accommodations to the franchisees in light of the impact of COVID-19. Additionally, the disruptions in commercial real estate caused by COVID-19 lockdowns have allowed the Company to strengthen its existing relationships with national landlords by signing new locations with percentage rent leases.

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

The measures taken to date adversely impacted the Company’s business during the quarter ended August 31, 2022 and will potentially continue to impact the Company’s business. Management observes that all business segments continue to be impacted by reduced foot traffic that began as a result of COVID-19 lockdowns and has continued as consumer habits have changed.

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

Debt Obligations

The table below presents the Company’s outstanding debt balances as of August 31, 2022, and May 31, 2022:

	Convertible Promissory Notes	Secured Promissory Notes	Related Party Debt	Short-Term Note Payable
Principal Balance as of May 31, 2022	$5,361,347	$206,772	$247,818	$41,735
Carrying Value as of May 31, 2022	3,093,395	69,636	247,818	41,375
Principal
Borrowings	110,000	-	-	-
Repayments	-	(6,922)	(247,818)	-
Conversions	(94,276)	-	-	-
Totals	15,724	(6,922)	-	-
Unamortized Debt Issuance Costs, Beneficial Conversion Feature, and Warrant Discount
Beginning Balance	(2,267,952)	(137,136)	-	-
Additions	(25,842)	-	-	-
Accretion	784,291	5,193	-	-
Ending Balance	(1,509,503)	(131,943)	-	-

Principal Balance as of August 31, 2022	$5,377,071	$199,850	$-	$41,735
Carrying Value as of August 31, 2022	3,867,568	67,907	-	41,735
Less Short-Term Portion	2,809,492	-	-	41,735
Long Term Portion	$1,058,076	$67,907	$-	$-

Scheduled principal maturities of the Company’s outstanding debt over the next five fiscal years is as follows:

Fiscal year ended May 31,
2023	$1,956,724
2024	3,533,026
2025	46,449
2026	51,312
2027	31,145
Thereafter	-
$5,618,656

Convertible Promissory Notes

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

Upon Labrys’s provision of notice to the Company of the occurrence of any Labrys Event of Default, which has not been cured within five (5) calendar days, the Labrys Note shall become immediately due and payable and the Company shall pay to Labrys, in full satisfaction of its obligations hereunder, an amount equal to the Labrys Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Default Amount”). Upon the occurrence of a Labrys Event of Default, additional interest will accrue from the date of the Labrys Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law.

As of March 16, 2022, the Company and Labrys entered into an amendment (the “Labrys Amendment”) to the Labrys SPA and the Labrys Note, as amended. Pursuant to the terms of the Labrys Amendment, the maturity date of the Labrys Note was extended to the earlier of (i) September 15, 2022, and (ii) the date that the Company’s common stock is listed on the Nasdaq Stock Market or the New York Stock Exchange. In addition, the Labrys Note was amended to provide that Labrys has the right, at any time on or following the date that an event of default occurs under the Labrys Note, as amended, to convert all or any portion of the then outstanding and unpaid principal and interest into common stock, subject to a 4.99% equity blocker. In the Labrys Amendment, the parties also agreed that the Company has already received cash proceeds in excess of the $2,000,000 minimum threshold referenced in the Labrys Note. Pursuant to the terms of the Labrys Amendment, Labrys waived its rights to receive any portion of the next $750,000 of cash proceeds received by the Company to the extent that such amounts are received by the Company between March 15, 2022, and April 9, 2022.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the Labrys Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the Labrys Note was further reduced from $1.00 per share to $0.10 per share.

During the quarters ended August 31, 2022, the Company did not make any payments to Labrys. During the quarter ended August 31, 2022, the Company recognized $33,671 in interest expense associated with the Labrys Note recorded as accrued interest payable.

During the quarter ended August 31, 2021, the Company paid interim payments to the Holder in the amount of $225,000 comprised of the partial repayment of the balance of the Labrys Note in the amount of $90,909, the repayment of guaranteed interest in the amount of $109,091 and $25,000 as an amendment fee, and the Company recorded $287,330 in interest expense for the amortization of debt discount.

As of August 31, 2022, the carrying value and face value of the Labrys Note was $890,591 as the debt discount was full accreted by that date.

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the March 2021 FirstFire Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2021 FirstFire Note was further reduced from $1.00 per share to $0.10 per share.

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

Upon FirstFire’s provision of notice to the Company of the occurrence of any March 2021 FirstFire Event of Default, which has not been cured within five (5) calendar days the March 2021 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the March 2021 FirstFire Principal Sum then outstanding plus accrued interest multiplied by 125% (the “March 2021 FirstFire Default Amount”). Upon the occurrence of a March 2021 FirstFire Event of Default, additional interest will accrue from the date of the March 2021 FirstFire Event of Default at the rate equal to the lower of 15% per annum or the highest rate permitted by law.

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

On July 27, 2022, FirstFire converted $9,500 of the outstanding principal balance of the March 2021 FirstFire Note at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 95,000 shares of common stock to FirstFire at a fair market value of $0.13 per share and recognized a loss on debt extinguishment of $2,850.

During the quarter ended August 31, 2022, the Company recognized $14,984 in interest expense associated with the March 2021 FirstFire Note recorded as accrued interest payable.

During the quarter ended August 31, 2021, the Company recognized $65,533 of amortization of debt discount related to the March 2021 FirstFire Note.

As of May 31, 2022, the carrying value and face value of the March 2021 FirstFire Note was $500,500 as the debt discount was full accreted by that date.

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

The following are the material terms of the June 2021 FirstFire SPA and June 2021 FirstFire Note:

●	The June 2021 FirstFire Note matures on June 10, 2023 (the “June 2021 FirstFire Maturity Date”).
●	At its election, FirstFire may convert the June 2021 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the June 2021 FirstFire Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the June 2021 Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the June 2021 FirstFire Note after 180 days from June 10, 2021.
●	The June 2021 FirstFire Note carries an original issue discount of $126,666 (“June 2021 FirstFire OID”).
●	The Company may prepay the June 2021 FirstFire Note at any time prior to maturity in accordance with the terms of the June 2021 FirstFire Note.
●	The June 2021 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the June 2021 FirstFire Note or the June 2021 FirstFire SPA. Upon the occurrence of any event of default (as defined in the June 2021 FirstFire Note) which has not been cured within three calendar days, the June 2021 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the June 2021 FirstFire Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the June 2021 FirstFire SPA, the June 2021 FirstFire Commitment Shares and the shares underlying the June 2021 FirstFire Note and June 2021 FirstFire Warrant carry standard registration rights.

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the June 2021 FirstFire Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the June 2021 FirstFire Note was further reduced from $1.00 per share to $0.10 per share.

During the quarter ended August 31, 2022, the Company recorded interest expense of $137,580, which was related to the accretion of the debt discount.

During the quarter ended August 31, 2021, the Company recorded interest expense of $140,548.

As of August 31, 2022, the carrying value of the June 2021 FirstFire Note was $668,459, net of $423,208 in unaccreted debt discount.

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

The following are the material terms of the June 2021 GS SPA and June 2021 GS Note:

●	The June 2021 GS Note matures on June 10, 2023 (the “June 2021 GS Maturity Date”).
●	At its election, GS may convert the June 2021 GS Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the June 2021 GS Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the June 2021 GS Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the June 2021 GS Note after 180 days from June 10, 2021.
●	The June 2021 GS Note carries an original issue discount of $33,333 (“June 2021 GS OID”).
●	The Company may prepay the June 2021 GS Note at any time prior to maturity in accordance with the terms of the June 2021 GS Note.
●	The June 2021 GS Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the June 2021 GS Note or the June 2021 GS SPA. Upon the occurrence of any event of default (as defined in the June 2021 GS Note) which has not been cured within three calendar days, the June 2021 GS Note shall become immediately due and payable and the Company shall pay to GS, in full satisfaction of its obligations hereunder, an amount equal to the June 2021 GS Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the June 2021 GS SPA, the June 2021 GS Commitment Shares and the shares underlying the June 2021 GS Note and June 2021 GS Warrant carry standard registration rights.

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the June 2021 GS Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the June 2021 GS Note was further reduced from $1.00 per share to $0.10 per share.

On April 18, 2022, GS converted $50,333 of the outstanding principal balance the June 2021 GS Note and $3,389 in associated accrued interest at an adjusted conversion price of $1.00 per share. At conversion, the Company issued 53,720 shares of common stock to GS at a fair market value of $2.77 per share and recognized a loss on debt extinguishment of $95,085.

On July 18, 2022, GS converted $53,000 of the outstanding principal balance the June 2021 GS Note and $6,935 in associated accrued interest at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 599,350 shares of common stock to GS at a fair market value of $0.19 per share and recognized a loss on debt extinguishment of $53,942.

During the quarter ended August 31, 2022, the Company recorded interest expense of $56,212 related to the accretion of the debt discount.

During the quarter ended August 31, 2022, the Company recorded interest expense of $34,703.

As of August 31, 2022, the carrying value of the June 2021 GS Note was $140,836, net of $89,164 in unaccreted debt discount.

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

The following are the material terms of the August 2021 Jefferson SPA and August 2021 Jefferson Note:

●	The August 2021 Jefferson Note matures on August 23, 2023 (the “August 2021 Jefferson Maturity Date”).
●	At its election, Jefferson may convert the August 2021 Jefferson Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the August 2021 Jefferson Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the August 2021 Jefferson Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the August 2021 Jefferson Note after 180 days from August 23, 2021.
●	The August 2021 Jefferson Note carries an original issue discount of $33,333 (“August 2021 Jefferson OID”).
●	The Company may prepay the August 2021 Jefferson Note at any time prior to maturity in accordance with the terms of the August 2021 Jefferson Note.

●	The August 2021 Jefferson Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the August 2021 Jefferson Note or the August 2021 Jefferson SPA. Upon the occurrence of any event of default (as defined in the August 2021 Jefferson Note) which has not been cured within three calendar days, the August 2021 Jefferson Note shall become immediately due and payable and the Company shall pay to Jefferson, in full satisfaction of its obligations hereunder, an amount equal to the August 2021 Jefferson Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the August 2021 Jefferson SPA, the August 2021 Jefferson Commitment Shares underlying and the shares underlying the August 2021 Jefferson Note and August 2021 Jefferson Warrant carry standard registration rights.

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the August 2021 Jefferson Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the August 2021 Jefferson Note was further reduced from $1.00 per share to $0.10 per share.

On August 23, 2022, GS converted $10,000 of the outstanding principal balance the August 2021 Jefferson Note and $1,000 in associated fees at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 110,000 shares of common stock to Jefferson at a fair market value of $0.075 per share and recognized a gain on debt extinguishment of $2,750.

During the quarter ended August 31, 2022, the Company recorded interest expense of $47,941, comprised of $46,941 related to the accretion of the debt discount and $1,000 in fees associated with the conversion.

During the quarter ended August 31, 2021, the Company recorded interest expense of $685.

As of August 31, 2022, the carrying value of the August 2021 Jefferson Note was $163,882, net of $159,452 in unaccreted debt discount.

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

The following are the material terms of the August 2021 Lucas SPA and August 2021 Lucas Note:

●	The August 2021 Lucas Note matures on August 31, 2023 (the “August 2021 Lucas Maturity Date”).
●	At its election, Lucas may convert the August 2021 Lucas Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the August 2021 Lucas Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the August 2021 Lucas Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the August 2021 Lucas Note after 180 days from August 31, 2021.
●	The August 2021 Lucas Note carries an original issue discount of $20,000 (“August 2021 Lucas OID”).
●	The Company may prepay the August 2021 Lucas Note at any time prior to maturity in accordance with the terms of the August 2021 Lucas Note.
●	The August 2021 Lucas Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the August 2021 Lucas Note or the August 2021 Lucas SPA. Upon the occurrence of any event of default (as defined in the August 2021 Lucas Note) which has not been cured within three calendar days, the August 2021 Lucas Note shall become immediately due and payable and the Company shall pay to Lucas, in full satisfaction of its obligations hereunder, an amount equal to the August 2021 Lucas Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the August 2021 Lucas SPA, the August 2021 Lucas Commitment Shares underlying and the shares underlying the August 2021 Lucas Note and August 2021 Lucas Warrant carry standard registration rights.

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

On March 16, 2022, the Company and Lucas Ventures entered into an Amendment and Waiver Pursuant to Convertible Promissory Note (the “Lucas Amendment”). Pursuant to the terms of the Lucas Amendment, the parties agreed that the conversion price of the August 2021 Lucas Note was decreased from $11.50 per share to $1.00 per share and that Lucas may not convert the August 2021 Lucas Note, as amended, prior to September 15, 2022. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the August 2021 Lucas Note was further reduced from $1.00 per share to $0.10 per share.

During the quarter ended August 31, 2022, the Company recorded interest expense of $25,205, related to the accretion of the debt discount.

As of August 31, 2022, the carrying value of the August 2021 Lucas Note was $99,999, net of $100,001 in unaccreted debt discount.

August 2021 LGH Investments, LLC 12% Convertible Promissory Note

On August 31, 2021, the Company and LGH Investments, LLC, (“LGH”) entered into a securities purchase agreement (the “August 2021 LGH SPA”) pursuant to which the Company issued a 12% convertible promissory note (the “August 2021 LGH Note”) in the principal sum of $200,000 (the “August 2021 LGH Principal Sum”).

The following are the material terms of the August 2021 LGH SPA and August 2021 LGH Note:

●	The August 2021 LGH Note matures on August 31, 2023 (the “August 2021 LGH Maturity Date”).
●	At its election, LGH may convert the August 2021 LGH Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the August 2021 LGH Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the August 2021 LGH Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the August 2021 LGH Note after 180 days from August 31, 2021.
●	The August 2021 LGH Note carries an original issue discount of $20,000 (“August 2021 LGH OID”).
●	The Company may prepay the August 2021 LGH Note at any time prior to maturity in accordance with the terms of the August 2021 LGH Note.
●	The August 2021 LGH Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the August 2021 LGH Note or the August 2021 LGH SPA. Upon the occurrence of any event of default (as defined in the August 2021 LGH Note which has not been cured within three calendar days, the August 2021 LGH Note shall become immediately due and payable and the Company shall pay to LGH, in full satisfaction of its obligations hereunder, an amount equal to the August 2021 LGH Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the August 2021 LGH SPA, the shares underlying the August 2021 LGH Note carry standard registration rights.

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

As of March 16, 2022, the Company and LGH entered into an Amendment and Waiver Pursuant to Convertible Promissory Note (the “LGH Amendment”). Pursuant to the terms of the LGH Amendment, the parties agreed that the conversion price of the August 2021 LGH Note was decreased from $11.50 per share to $1.00 per share and that LGH may not convert the LGH Note, as amended, prior to September 15, 2022. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the August 2021 LGH Note was further reduced from $1.00 per share to $0.10 per share.

During the quarter ended August 31, 2022, the Company recorded interest expense of $3,340 related to the accretion of the debt discount.

As of August 31, 2022, the carrying value of the August 2021 LGH Note was $186,750, net of $13,250 in unaccreted debt discount.

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

The following are the material terms of the September 2021 Ionic SPA and September 2021 Ionic Note:

●	The September 2021 Ionic Note matures on September 28, 2023 (the “September 2021 Ionic Maturity Date”).
●	At its election, Ionic may convert the September 2021 Ionic Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the September 2021 Ionic Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the September 2021 Ionic Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the September 2021 Ionic Note after 180 days from September 28, 2021.
●	The September 2021 Ionic Note carries an original issue discount of $155,556 (“September 2021 Ionic OID”).
●	The Company may prepay the September 2021 Ionic Note at any time prior to maturity in accordance with the terms of the September 2021 Ionic Note.
●	The September 2021 Ionic Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the August 2021 Ionic Note or the September 2021 Ionic SPA. Upon the occurrence of any event of default (as defined in the September 2021 Ionic Note) which has not been cured within three calendar days, the August 2021 Ionic Note shall become immediately due and payable and the Company shall pay to Ionic, in full satisfaction of its obligations hereunder, an amount equal to the September 2021 Ionic Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the September 2021 Ionic SPA, the September 2021 Ionic Commitment Shares underlying and the shares underlying the September 2021 Ionic Note and September 2021 Ionic Warrant carry standard registration rights.

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the September 2021 Ionic Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the September 2021 Ionic Note was further reduced from $1.00 per share to $0.10 per share.

On April 25, 2022, Ionic converted $87,800 of the outstanding principal balance the September 2021 Ionic Note at an adjusted conversion price of $1.00 per share. At conversion, the Company issued 87,800 shares of common stock to Ionic at a fair market value of $2.61 per share and recognized a loss on debt extinguishment of $141,358.

On July 28, 2022, Ionic converted $6,776 of the outstanding principal balance the September 2021 Ionic Note at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 67,755 shares of common stock to Ionic at a fair market value of $0.13 per share and recognized a loss on debt extinguishment of $2,033.

On August 24, 2022, Ionic converted $15,000 of the outstanding principal balance the September 2021 Ionic Note at an adjusted conversion price of $0.10 per share. At conversion, the Company became obligated to issue 150,000 shares of common stock to Ionic at a fair market value of $0.075 per share and recognized a gain on debt extinguishment of $4,500. As of August 31, 2022, these shares are classified as common stock to be issued.

During the quarter ended August 31, 2022, the Company recorded interest expense of $302,506 related to the accretion of the debt discount.

As of August 31, 2022, the carrying value of the September 2021 Ionic Note was $771,322, net of $674,658 in unaccreted debt discount.

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

The following are the material terms of the March 2022 FirstFire SPA and March 2022 FirstFire Note:

●	The March 2022 FirstFire Note matures on September 21, 2022 (the “March 2022 FirstFire Maturity Date”).
●	At its election, FirstFire may convert the March 2022 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the March 2022 FirstFire Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agree to pay interest on the March 2022 FirstFire Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The March 2022 FirstFire Note carries an original issue discount of $10,000 (“March 2022 FirstFire OID”).
●	The Company may prepay the March 2022 FirstFire Note at any time prior to maturity in accordance with the terms of the March 2022 FirstFire Note.
●	The March 2022 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the March 2022 FirstFire Note or the March 2022 FirstFire SPA. Upon the occurrence of any event of default (as defined in the March 2022 I FirstFire Note) which has not been cured within the period stipulated by the March 2022 FirstFire Note, the March 2022 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the March 2022 FirstFire Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the March 2022 FirstFire SPA, the March 2022 FirstFire Commitment Shares and the shares underlying the March 2022 FirstFire Note and March 2022 FirstFire Warrant carry standard registration rights.

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

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2022 FirstFire Note was reduced from $1.00 per share to $0.10 per share.

During the quarter ended August 31, 2022, the Company recorded interest expense of $55,000 related to the accretion of the debt discount.

As of August 31, 2022, the carrying value of the March 2022 FirstFire Note was $97,446, net of $12,554 in unaccreted debt discount.

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

The following are the material terms of the March 2022 GS SPA and March 2022 GS Note:

●	The March 2022 GS Note matures on September 21, 2022 (the “March 2022 GS Maturity Date”).
●	At its election, GS may convert the March 2022 GS Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the March 2022 GS Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agree to pay interest on the March 2022 GS Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The March 2022 GS Note carries an original issue discount of $7,500 (“March 2022 GS OID”).
●	The Company may prepay the March 2022 GS Note at any time prior to maturity in accordance with the terms of the March 2022 GS Note.
●	The March 2022 GS Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the March 2022 GS Note or the March 2022 GS SPA. Upon the occurrence of any event of default (as defined in the March 2022 GS Note) which has not been cured within the period stipulated by the March 2022 GS Note, the March 2022 GS Note shall become immediately due and payable and the Company shall pay to GS, in full satisfaction of its obligations hereunder, an amount equal to the March 2022 GS Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the March 2022 GS SPA, the March 2022 GS Commitment Shares and the shares underlying the March 2022 GS Note and March 2022 GS Warrant carry standard registration rights.

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

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2022 GS Note was reduced from $1.00 per share to $0.10 per share.

During the quarter ended August 31, 2022, the Company recorded interest expense of $41,250 related to the accretion of the debt discount.

As of August 31, 2022, the carrying value of the March 2022 GS Note was $73,084, net of $9,416 in unaccreted debt discount.

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

The following are the material terms of the March 2022 Ionic SPA and March 2022 Ionic Note:

●	The March 2022 Ionic Note matures on September 21, 2022 (the “March 2022 Ionic Maturity Date”).
●	At its election, Ionic may convert the March 2022 Ionic Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the March 2022 Ionic Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agree to pay interest on the March 2022 Ionic Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The March 2022 Ionic Note carries an original issue discount of $10,000 (“March 2022 Ionic OID”).
●	The Company may prepay the March 2022 Ionic Note at any time prior to maturity in accordance with the terms of the March 2022 Ionic Note.
●	The March 2022 Ionic Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the March 2022 Ionic Note or the March 2022 Ionic SPA. Upon the occurrence of any event of default (as defined in the March 2022 Ionic Note) which has not been cured within the period stipulated by the March 2022 Ionic Note, the March 2022 Ionic Note shall become immediately due and payable and the Company shall pay to Ionic, in full satisfaction of its obligations hereunder, an amount equal to the March 2022 Ionic Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the March 2022 Ionic SPA, the March 2022 Ionic Commitment Shares and the shares underlying the March 2022 Ionic Note and March 2022 Ionic Warrant carry standard registration rights.

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

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2022 Ionic Note was reduced from $1.00 per share to $0.10 per share.

During the quarter ended August 31, 2022, the Company recorded interest expense of $55,000 related to the accretion of the debt discount.

As of August 31, 2022, the carrying value of the March 2022 Ionic Note was $97,446, net of $12,554 in unaccreted debt discount.

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

The following are the material terms of the April 2022 Jefferson SPA and April 2022 Jefferson Note:

●	The April 2022 Jefferson Note matures on October 1, 2022 (the “April 2022 Jefferson Maturity Date”).
●	At its election, Jefferson may convert the April 2022 Jefferson Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the April 2022 Jefferson Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agree to pay interest on the April 2022 Jefferson Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The April 2022 Jefferson Note carries an original issue discount of $7,500 (“April 2022 Jefferson OID”).
●	The Company may prepay the April 2022 Jefferson Note at any time prior to maturity in accordance with the terms of the April 2022 Jefferson Note.
●	The April 2022 Jefferson Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the April 2022 Jefferson Note or the April 2022 Jefferson SPA. Upon the occurrence of any event of default (as defined in the April 2022 Jefferson Note) which has not been cured within the period stipulated by the April 2022 Jefferson Note, the April 2022 Jefferson Note shall become immediately due and payable and the Company shall pay to Jefferson, in full satisfaction of its obligations hereunder, an amount equal to the April 2022 Jefferson Principal Sum then outstanding plus accrued interest multiplied by 125%.
●	Pursuant to the April 2022 Jefferson SPA, the April 2022 Jefferson Commitment Shares and the shares underlying the April 2022 Jefferson Note and April 2022 Jefferson Warrant carry standard registration rights.

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

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the April 2022 Jefferson Note was reduced from $1.00 per share to $0.10 per share.

During the quarter ended August 31, 2022, the Company recorded interest expense of $41,250 related to the accretion of the debt discount.

As of May 31, 2022, the carrying value of the April 2022 Jefferson Note was $73,084, net of $9,416 in unaccreted debt discount.

July 2022 FirstFire Global 12% Convertible Promissory Note

On July 14, 2022, the Company entered into a securities purchase agreement (the “July 2022 FirstFire SPA”) with FirstFire, pursuant to which the Company issued (i) a 12% convertible promissory note (the “July 2022 FirstFire Note”) in the principal sum of $27,500 (the “July 2022 FirstFire Principal Sum”), (ii) 935 shares of its common stock as a commitment fee (“July 2022 FirstFire Commitment Shares”), and (iii) a three-year warrant (“July 2022 FirstFire Warrant”) to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the July 2022 FirstFire SPA and July 2022 FirstFire Note:

●	The July 2022 FirstFire Note matures on September 14, 2022 (the “July 2022 FirstFire Maturity Date”).
●	At its election, FirstFire may convert the July 2022 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the July 2022 FirstFire Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time after 180 days from the date of issuance of the July 2022 FirstFire Note at a conversion price equal to $0.10 per share, subject to certain adjustments.
●	The Company agree to pay interest on the July 2022 FirstFire Principal Sum at the rate of 12% per annum provided that the first two months of interest shall be guaranteed.
●	The July 2022 FirstFire Note carries an original issue discount of $2,500 (“July 2022 FirstFire OID”).
●	The Company may prepay the July 2022 FirstFire Note at any time prior to maturity in accordance with the terms of the July 2022 FirstFire Note.
●	The July 2022 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the July 2022 FirstFire Note or the July 2022 FirstFire SPA. Upon the occurrence of any event of default (as defined in the July 2022 FirstFire Note) which has not been cured within the period stipulated by the July 2022 FirstFire Note, the July 2022 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the July 2022 FirstFire Principal Sum then outstanding plus accrued interest multiplied by 125%.

Upon issuance of the July 2022 FirstFire Note, the Company received net proceeds of $25,000 and used such proceeds for working capital. Upon issuance of the July 2022 FirstFire Commitment Shares, the July 2022 FirstFire Note, and the July 2022 FirstFire Warrant, the Company allocated the $25,000 in net proceeds received between the fair market value of the July 2022 FirstFire Commitment Shares and the July 2022 FirstFire Warrant. The fair value of the July 2022 FirstFire Commitment Shares was $136, and the fair value of the July 2022 FirstFire Warrant was $3,825. The combination of these two components as well as the July 2022 FirstFire OID resulted in a total debt discount at issuance of $6,461 which is accreted over the term of the July 2022 FirstFire Note.

During the quarter ended August 31, 2022, the Company recorded interest expense of $5,552, which included $5,002 related to the accretion of the debt discount and accrued interest in the amount of $550. As of August 31, 2022, the carrying value of the July 2022 FirstFire Note was $26,041, net of $1,459 in unaccreted debt discount.

July 2022 GS Capital Securities 12% Convertible Promissory Note

On July 14, 2022, the Company entered into a securities purchase agreement (the “July 2022 GS SPA”) with GS, pursuant to which the Company issued (i) a 12% convertible promissory note (the “July 2022 GS Note”) in the principal sum of $27,500 (the “July 2022 GS Principal Sum”), (ii) 935 shares of its common stock as a commitment fee (“July 2022 GS Commitment Shares”), and (iii) a three-year warrant (“July 2022 GS Warrant”) to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the July 2022 GS SPA and July 2022 GS Note:

●	The July 2022 GS Note matures on September 14, 2022 (the “July 2022 GS Maturity Date”).
●	At its election, GS may convert the July 2022 GS Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the July 2022 GS Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time after 180 days from the date of issuance of the July2022 GS Note at a conversion price equal to $0.10 per share, subject to certain adjustments.
●	The Company agree to pay interest on the July 2022 GS Principal Sum at the rate of 12% per annum provided that the first two months of interest shall be guaranteed.
●	The July 2022 GS Note carries an original issue discount of $2,500 (“July 2022 GS OID”).
●	The Company may prepay the July 2022 GS Note at any time prior to maturity in accordance with the terms of the July 2022 GS Note.
●	The July 2022 GS Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the July 2022 GS Note or the July 2022 GS SPA. Upon the occurrence of any event of default (as defined in the July 2022 GS Note) which has not been cured within the period stipulated by the July 2022 GS Note, the July 2022 GS Note shall become immediately due and payable and the Company shall pay to GS, in full satisfaction of its obligations hereunder, an amount equal to the July 2022 GS Principal Sum then outstanding plus accrued interest multiplied by 125%.

Upon issuance of the July 2022 GS Note, the Company received net proceeds of $25,000 and used such proceeds for working capital. Upon issuance of the July 2022 GS Commitment Shares, the July 2022 GS Note, and the July 2022 GS Warrant, the Company allocated the $25,000 in net proceeds received between the fair market value of the July 2022 GS Commitment Shares and the July 2022 GS Warrant. The fair value of the July 2022 GS Commitment Shares was $136, and the fair value of the July 2022 GS Warrant was $3,825. The combination of these two components as well as the July 2022 GS OID resulted in a total debt discount at issuance of $6,461 which is accreted over the term of the July 2022 GS Note.

During the quarter ended August 31, 2022, the Company recorded interest expense of $5,552, which included $5,002 related to the accretion of the debt discount and accrued interest in the amount of $550. As of August 31, 2022, the carrying value of the July 2022 GS Note was $26,041, net of $1,459 in unaccreted debt discount.

July 2022 Ionic Ventures, LLC 12% Convertible Promissory Note

On July 14, 2022, the Company entered into a securities purchase agreement (the “July 2022 Ionic SPA”) with Ionic, pursuant to which the Company issued (i) a 12% convertible promissory note (the “July 2022 Ionic Note”) in the principal sum of $27,500 (the “July 2022 Ionic Principal Sum”), (ii) 935 shares of its common stock as a commitment fee (“July 2022 Ionic Commitment Shares”), and (iii) a three-year warrant (“July 2022 Ionic Warrant”) to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the July 2022 Ionic SPA and July 2022 Ionic Note:

●	The July 2022 Ionic Note matures on September 14, 2022 (the “July 2022 Ionic Maturity Date”).
●	At its election, Ionic may convert the July 2022 Ionic Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the July 2022 Ionic Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time after 180 days from the date of issuance of the July2022 Ionic Note at a conversion price equal to $0.10 per share, subject to certain adjustments.
●	The Company agree to pay interest on the July 2022 Ionic Principal Sum at the rate of 12% per annum provided that the first two months of interest shall be guaranteed.
●	The July 2022 Ionic Note carries an original issue discount of $2,500 (“July 2022 Ionic OID”).
●	The Company may prepay the July 2022 Ionic Note at any time prior to maturity in accordance with the terms of the July 2022 Ionic Note.
●	The July 2022 Ionic Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the July 2022 Ionic Note or the July 2022 Ionic SPA. Upon the occurrence of any event of default (as defined in the July 2022 Ionic Note) which has not been cured within the period stipulated by the July 2022 Ionic Note, the July 2022 Ionic Note shall become immediately due and payable and the Company shall pay to Ionic, in full satisfaction of its obligations hereunder, an amount equal to the July 2022 Ionic Principal Sum then outstanding plus accrued interest multiplied by 125%.

Upon issuance of the July 2022 Ionic Note, the Company received net proceeds of $25,000 and used such proceeds for working capital. Upon issuance of the July 2022 Ionic Commitment Shares, the July 2022 Ionic Note, and the July 2022 Ionic Warrant, the Company allocated the $25,000 in net proceeds received between the fair market value of the July 2022 Ionic Commitment Shares and the July 2022 Ionic Warrant. The fair value of the July 2022 Ionic Commitment Shares was $136, and the fair value of the July 2022 Ionic Warrant was $3,825. The combination of these two components as well as the July 2022 Ionic OID resulted in a total debt discount at issuance of $6,461 which is accreted over the term of the July 2022 Ionic Note.

During the quarter ended August 31, 2022, the Company recorded interest expense of $5,552, which included $5,002 related to the accretion of the debt discount and accrued interest in the amount of $550. As of August 31, 2022, the carrying value of the July 2022 Ionic Note was $26,041, net of $1,459 in unaccreted debt discount.

July 2022 Jefferson Street Capital LLC 12% Convertible Promissory Note

On July 14, 2022, the Company entered into a securities purchase agreement (the “July 2022 Jefferson SPA”) with Jefferson, pursuant to which the Company issued (i) a 12% convertible promissory note (the “July 2022 Jefferson Note”) in the principal sum of $27,500 (the “July 2022 Jefferson Principal Sum”), (ii) 935 shares of its common stock as a commitment fee (“July 2022 Jefferson Commitment Shares”), and (iii) a three-year warrant (“July 2022 Jefferson Warrant”) to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the July 2022 Jefferson SPA and July 2022 Jefferson Note:

●	The July 2022 Jefferson Note matures on September 14, 2022 (the “July 2022 Jefferson Maturity Date”).
●	At its election, Jefferson may convert the July 2022 Jefferson Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the July 2022 Jefferson Note; provided however, that the limitation on conversion may be waived up to 9.99%) at any time after 180 days from the date of issuance of the July2022 Jefferson Note at a conversion price equal to $0.10 per share, subject to certain adjustments.
●	The Company agree to pay interest on the July 2022 Jefferson Principal Sum at the rate of 12% per annum provided that the first two months of interest shall be guaranteed.
●	The July 2022 Jefferson Note carries an original issue discount of $2,500 (“July 2022 Jefferson OID”).
●	The Company may prepay the July 2022 Jefferson Note at any time prior to maturity in accordance with the terms of the July 2022 Jefferson Note.
●	The July 2022 Jefferson Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the July 2022 Jefferson Note or the July 2022 Jefferson SPA. Upon the occurrence of any event of default (as defined in the July 2022 Jefferson Note) which has not been cured within the period stipulated by the July 2022 Jefferson Note, the July 2022 Jefferson Note shall become immediately due and payable and the Company shall pay to Jefferson, in full satisfaction of its obligations hereunder, an amount equal to the July 2022 Jefferson Principal Sum then outstanding plus accrued interest multiplied by 125%.

Upon issuance of the July 2022 Jefferson Note, the Company received net proceeds of $25,000 and used such proceeds for working capital. Upon issuance of the July 2022 Jefferson Commitment Shares, the July 2022 Jefferson Note, and the July 2022 Jefferson Warrant, the Company allocated the $25,000 in net proceeds received between the fair market value of the July 2022 Jefferson Commitment Shares and the July 2022 Jefferson Warrant. The fair value of the July 2022 Jefferson Commitment Shares was $136, and the fair value of the July 2022 Jefferson Warrant was $3,825. The combination of these two components as well as the July 2022 Jefferson OID resulted in a total debt discount at issuance of $6,461 which is accreted over the term of the July 2022 Jefferson Note.

During the quarter ended August 31, 2022, the Company recorded interest expense of $5,552, which included $5,002 related to the accretion of the debt discount and accrued interest in the amount of $550. As of August 31, 2022, the carrying value of the July 2022 Jefferson Note was $26,041, net of $1,459 in unaccreted debt discount.

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

During the quarter ended August 31, 2022, the Company made principal payments of $4,500 on Secured Note One. For the quarter ended August 31, 2022, the company recognized $8,007 in total interest expense associated with Secured Note One, comprised of $1,077 in cash interest payments, $2,079 in accrued interest payable, and $4,851 in accretion expense related to the original issuance discount and debt discount related to the warrants, with no comparable amounts during the prior period. As of August 31, 2022, the carrying value of Secured Note One is $42,268, net of $82,464 in unaccreted debt discounts.

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

During the quarter ended August 31, 2022, the Company made principal payments of $2,421 on Secured Note Two. For the quarter ended August 31, 2022, the company recognized $4,808 in total interest expense associated with Secured Note Two, comprised of $646 in cash interest payments, $1,252 in accrued interest payable, and $2,911 in accretion expense related to the original issuance discount and debt discount related to the warrants, with no comparable amounts in the prior period. As of August 31, 2022, the carrying value of Secured Two Note is $25,640, net of $49,478 in unaccreted debt discounts.

Related Party Note Payable

On December 10, 2021, the Company entered into a loan agreement with Jed Kaplan, the Company’s former Chairman of the Board, that has a principal amount of $247,818. The loan bears interest at a rate of 5% per annum and matured on June 10, 2022.

On June 10, 2022, the loan and accrued interest of $6,178 were converted into a 17% equity stake in Simplicity One, increasing Kaplan’s total stake to 37% and reducing the Company’s stake to 59%.

During the quarter ended August 31, 2022, the Company recognized interest expense of $339 with no comparable amount during the prior period.

Other Short Term Note Payable

During 2020, the Company received loan proceeds in the amount of $82,235 under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). During the year ended May 31, 2022, the Company $40,500 of the obligation was forgiven by the Small Business Administration. As of August 31, 2022, the outstanding balance of this obligation was $41,735.

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

Revenue Recognition

As of January 1, 2018, the Company adopted the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The Company adopted the standard using the modified retrospective method and the adoption did not have a material impact on its financial statements.

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

Franchise Royalties and Fees

Franchise royalties are based on 6% of franchise store sales after a minimum level of sales occur and are recognized as sales occur. Any royalty reductions, including waivers or those offered as part of a new store development incentive or as incentive for other behaviors, are recognized at the same time as the related royalty, as they are not separately distinguishable from the full royalty rate. Franchise royalties are billed on a monthly basis.

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

Accounts Receivable

The Company estimates the allowance for doubtful accounts based on an analysis of specific customers (i.e. franchisees), taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable are written off against the allowance when management determines it is probable the receivable is worthless. Customer account balances with invoices dated over 90 days old are considered delinquent and considered in the allowance assessment. The Company performs credit evaluations of its customers and, generally, requires no collateral. Management has assessed accounts receivable and an allowance for doubtful accounts of approximately $68,000 has been recorded.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2022. Based upon this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of August 31, 2022.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Designations of the Series X Preferred Stock, filed with the Nevada Secretary of State on August 23, 2022 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 2, 2022).

10.1	Securities Purchase Agreement, dated as of July 14, 2022, by and between the registrant and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.2	Convertible Promissory Note, dated as of July 14, 2022, issued by the registrant in favor of Ionic Ventures, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.3	Common Stock Purchase Warrant, dated as of July 14, 2022, issued by the registrant in favor of Ionic Ventures, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.4	Securities Purchase Agreement, dated as of July 14, 2022, by and between the registrant and Jefferson Street Capital, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.5	Convertible Promissory Note, dated as of July 14, 2022, issued by the registrant in favor of Jefferson Street Capital, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.6	Common Stock Purchase Warrant, dated as of July 14, 2022, issued by the registrant in favor of Jefferson Street Capital, LLC (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.7	Securities Purchase Agreement, dated as of July 14, 2022, by and between the registrant and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.8	Convertible Promissory Note, dated as of July 14, 2022, issued by the registrant in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.9	Common Stock Purchase Warrant, dated as of July 14, 2022, issued by the registrant in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.10	Securities Purchase Agreement, dated as of July 14, 2022, by and between the registrant and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.11	Convertible Promissory Note, dated as of July 14, 2022, issued by the registrant in favor of GS Capital Partners, LLC (incorporated by reference to Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.12	Common Stock Purchase Warrant, dated as of July 14, 2022, issued by the registrant in favor of GS Capital Partners, LLC (incorporated by reference to Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.13	Securities Purchase Agreement, dated as of September 8, 2022, by and between the registrant and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).

10.14	Convertible Promissory Note, dated as of September 8, 2022, issued by the registrant in favor of Ionic Ventures, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).

10.15	Common Stock Purchase Warrant, dated as of September 8, 2022, issued by the registrant in favor of Ionic Ventures, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).

10.16	Securities Purchase Agreement, dated as of September 8, 2022, by and between the registrant and Jefferson Street Capital, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).

10.17	Convertible Promissory Note, dated as of September 8, 2022, issued by the registrant in favor of Jefferson Street Capital, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).

10.18	Common Stock Purchase Warrant, dated as of September 8, 2022, issued by the registrant in favor of Jefferson Street Capital, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).

10.19	Securities Purchase Agreement, dated as of July 14, 2022, by and between the registrant and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).

10.20	Convertible Promissory Note, dated as of July 14, 2022, issued by the registrant in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).

10.21	Common Stock Purchase Warrant, dated as of July 14, 2022, issued by the registrant in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on September 15, 2022).

10.22	Securities Purchase Agreement, dated as of September 13, 2022, by and between the registrant and GS Capital Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2022).

10.23	Convertible Promissory Note, dated as of September 13, 2022, issued by the registrant in favor of GS Capital Partners LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2022).

10.24	Common Stock Purchase Warrant, dated as of September 13, 2022, issued by the registrant in favor of GS Capital Partners LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2022).

10.25	Exchange Agreement, dated as of September 28, 2022, by and among the registrant, Diverted River Technology, LLC, the member(s) of Diverted River Technology, LLC from time to time and Zachary Johnson, as the Members’ representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2022).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLICITY ESPORTS AND GAMING COMPANY

Dated: November 08, 2022		/s/ Roman Franklin
	Name:	Roman Franklin
	Title:	Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)

