Form 10-Q
period 2022-11-30
SIMPLICITY ESPORTS & GAMING Co
filed 2023-03-10
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

or

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

As of March 8, 2023, there were 21,686,369 shares of the Company’s common stock issued and outstanding.

SIMPLICITY ESPORTS AND GAMING COMPANY

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2022	May 31, 2022
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$64,074	$103,437
Accounts receivable, net	16,231	60,549
Other receivable – sale of Brazil assets	246,151	-
Inventory	-	115,188
Prepaid expenses	-	154,093
Other current assets	3,000	74,101
Total Current Assets	329,456	507,368

Other Assets
Goodwill	-	1,472,884
Intangible assets, net	-	1,007,142
Deferred brokerage fees	67,062	71,436
Property and equipment, net	3,727	195,202
Right of use asset, operating leases, net	-	532,216
Security deposits	-	40,307
Due from franchisees	-	411
Total Other Assets	70,789	3,319,598

TOTAL ASSETS	$400,245	$3,826,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$983,825	$779,363
Accrued expenses	1,848,701	1,835,181
Current portion of convertible notes payable, net of discount	2,893,538	1,548,351
Derivative liability	3,390,009	-
Loan payable	41,735	41,735
Operating lease obligation, current	1,254,481	332,519
Current portion of deferred revenues	23,768	27,768
Related party loan, current portion	-	247,818
Total Current Liabilities	10,436,057	4,812,735

Non-Current Liabilities
Non-current portion of convertible notes payable, net of discount	1,205,577	1,545,044
Secured promissory notes payable, net of discount	75,669	69,636
Operating lease obligation, net of current portion	-	1,092,627
Deferred revenues, less current portion	144,736	152,620
Total Non-Current Liabilities	1,425,982	2,859,927

Total Liabilities	11,862,039	7,672,662

Commitments and Contingencies – Note 7

Stockholders’ Deficit
Preferred stock - $0.0001 par value, 1,000,000 shares authorized; one share and no shares issued and outstanding as of November 30, 2022, and May 31, 2022, respectively	-	-
Common stock - $0.0001 par value; 250,000,000 shares authorized; 9,576,161 and 1,830,818 shares issued and outstanding as of November 30, 2022, and May 31, 2022, respectively	957	182
Common stock issuable	48,244	57,700
Additional paid-in capital	16,777,995	26,014,021
Accumulated deficit	(28,443,843)	(29,838,444)
Total Simplicity Esports and Gaming Company Stockholders’ Deficit	(11,616,647)	(3,766,541)
Non-Controlling Interest	154,853	(79,155)
Total Stockholders’ Deficit	(11,461,794)	(3,845,696)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$400,245	$3,826,966

The accompanying condensed unaudited notes are an integral part of these unaudited consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021

Revenues
Franchise royalties, fees and other	$32,975	$96,953	$70,955	$159,311
Company-owned stores sales	141,220	681,732	443,836	1,355,233
Esports revenue	1,122	65,130	4,639	234,111

Total Revenues	175,317	843,815	519,430	1,748,655

Cost of Goods Sold	(73,448)	(485,394)	(167,896)	(1,092,516)

Gross Margin	101,869	358,421	351,534	656,139

Operating Expenses
Compensation and related benefits	230,099	845,886	793,540	2,149,012
Professional fees	197,385	129,723	276,756	579,076
General and administrative expenses	260,328	432,127	533,754	875,822
Impairment loss	463,405	-	3,258,721	-

Total Operating Expenses	1,151,217	1,407,736	4,862,771	3,603,910

Loss from Operations	(1,049,348)	(1,049,315)	(4,511,237)	(2,947,771)

Other Income (Expense)
(Loss) gain on extinguishment of debt	(223,924)	29,168	(275,498)	(1,730,801)
Interest and financing expense	(720,714)	(1,145,794)	(1,567,831)	(1,805,490)
Interest income	-	9	-	28
Other income	3,574	206	65,608	52,564
(Loss) gain on issuance of shares to employees and as consideration for accounts payable	(8,521)	-	(35,747)	-
Gain on disposition of assets	154,348	-	395,272	-
Gain on change in value of derivative liability	7,389,820	-	7,389,820	-

Total Other Income (Expense)	6,594,583	(1,116,411)	5,971,624	(3,483,699)

Income (Loss) Before Provision for Income Taxes	5,545,235	(2,165,726)	1,460,387	(6,431,470)

Provision for Income Taxes	-	-	-	-

Net Income (Loss)	5,545,235	(2,165,726)	1,460,387	(6,431,470)

Net (income) loss attributable to noncontrolling interest	6,476	36,429	(65,786)	91,266

Net income (loss) attributable to common shareholders	$5,551,711	$(2,129,297)	$1,394,601	$(6,340,204)

Basic Net Income (Loss) per share	$0.93	$(1.39)	$0.34	$(4.15)

Diluted Net Income (Loss) Per Share	$0.53	$(1.39)	$0.28	$(4.15)

Basic Weighted Average Number of Common Shares Outstanding	5,974,820	1,527,908	4,162,799	1,526,066

Diluted Weighted Average Number of Common Shares Outstanding	10,523,375	1,527,908	4,970,024	1,526,066

The accompanying condensed unaudited notes are an integral part of these unaudited consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2022 and 2021

(UNAUDITED)

	Common Stock				Preferred Stock
	Shares	Par Value	Additional Paid-In Capital	Issuable	Shares	Par Value	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance – May 31, 2022	1,830,818	$182	$26,014,021	$57,700	-	-	-	$(79,155)	$(29,838,444)	$(3,845,696)

Shares issued in connection with issuance and conversions of notes payable	872,105	87	158,496	-	-	-	-	-	-	158,583

Shares to be issued in connection with issuance of notes payable	-	-	-	11,044	-	-	-	-	-	11,044

Shares issued to directors, officers, or employees as compensation	5,238	1	9,505	(10,000)	-	-	-	-	-	(494)

Shares issued as consideration for accounts payable	412,000	41	187,679	-	-	-	-	-	-	187,720

Sale of shares of Series X Convertible Preferred stock to Related Party	-	-	-	-	1	-	183,498	-	-	183,498

Stock-based compensation	-	-	89,597	-	-	-	-	-	-	89,597

Non-controlling interest of original investment in subsidiaries	-	-	-	-	-	-	-	253,996	-	253,996

Net income attributable to non-controlling interest	-	-	-	-	-	-	-	72,262	-	72,262

Net Loss	-	-	-	-	-	-	-	-	(4,157,110)	(4,157,110)

Balance August 31. 2022	3,120,161	311	26,459,298	58,744	1	-	183,498	247,103	(33,995,554)	(7,046,600)

Shares issued in connection with issuance and conversions of notes payable	5,956,000	596	504,948	(10,500)	-	-		-		495,044

Shares issued as consideration for accounts payable	500,000	50	40,272	-	-	-	-	-		40,322

Stock-based compensation	-	-	75,582	-	-	-	-	-		75,582

Derivative liability	-	-	(10,485,603)	-	-	-	-	-		(10,485,603)

Distributions to minority interest holders	-	-	-	-	-	-	-	(85,774)		(85,774)

Net income attributable to non-controlling interest	-	-	-	-	-	-	-	(6,476)		(6,476)

Net Income	-	-	-	-	-	-	-	-	5,551,711	5,551,711

Balance November 30, 2022	9,576,161	$957	$16,594,497	$48,244	1	-	$183,498	$154,853	$(28,443,843)	$(11,461,794)

	Common Stock				Preferred Stock
	Shares	Par Value	Additional Paid-In Capital	Issuable	Shares	Par Value	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance - May 31, 2021	1,427,124	$142	$16,708,762	-	-	-	-	$173,039	$(12,291,899)	$4,590,044

Shares issued in connection with issuance and amendments of notes payable	38,125	4	4,136,895	-	-	-	-	-	-	4,136,899

Shares issued for contracted services	21,346	2	224,875	-	-	-	-	-	-	224,877

Sale of warrants	-	-	100,000	-	-	-	-	-	-	100,000

Shares issued in connection with franchise acquisition	6,000	1	62,999	-	-	-	-	-	-	63,000

Common stock issuable	-	-	-	850,775	-	-	-	-	-	850,775

Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(54,837)	-	(54,837)

Net Loss	-	-	-	-	-	-	-	-	(4,210,907)	(4,210,907)

Balance - August 31, 2021	1,492,595	149	21,233,531	850,775	-	-	-	118,202	(16,502,806)	5,699,851
Shares issued in connection with issuance and amendments of notes payable	18,333	1	1,817,563	-	-	-	-	-	-	1,817,564

Shares issued for contracted services	20,438	1	174,230	(3,750)	-	-	-	-	-	170,481

Shares issued to directors, officers, or employees as compensation	84,656	8	852,085	(838,250)	-	-	-	-	-	13,843

Stock-based compensation	-	-	366,721	-	-	-	-	-	-	366,721

Shares issued in connection with franchise acquisitions	-	-	-	41,850				-	-	41,850

Net income attributable to non-controlling interest	-	-	-	-	-	-	-	(36,429)	-	(36,429)

Net Loss	-	-	-	-	-	-	-	-	(2,129,297)	(2,129,297)

Balance November 30, 2021	1,616,022	$159	$24,444,130	$50,625	-	-	-	$81,773	$(18,632,103)	$5,944,584

The accompanying condensed unaudited notes are an integral part of these unaudited consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	November 30, 2022	November 30, 2021

Cash flows from operating activities:
Net income (loss)	$1,460,387	$(6,431,470)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash interest expense	1,440,139	1,696,395
Deferred guaranteed interest	-	(247,400)
Depreciation expense	19,591	165,653
Amortization expense	333	156,096
Provision for uncollectible accounts	29,829	12,943
Impairment loss	3,261,186	-
Change in lease liability net of leased asset	(156,744)	13,982
Loss on extinguishment of debt	275,498	1,730,801
Gain on change in value of derivative liability	(7,389,820)
Stock-based compensation	165,179	1,218,814
Gain on acquisition or disposition of assets	(395,272)	(2,357)
Loss on issuance of shares to employees and as consideration for accounts payable	35,747	-
Deferred equity financing costs	-	(120,205)
Issuance of Series X preferred Share	182,498	-
Issuance of shares for services	-	407,883
Issuance of shares for interest payment	-	81,508
Issuance of shares for inventory	-	8,703
Changes in operating assets and liabilities:
Accounts receivable	(23,102)	55,599
Inventory	42,107	(157,636)
Prepaid expenses	74,101	(104,520)
Security deposits	40,307	-
Deferred brokerage fees	4,374	4,808
Deferred revenues	(11,884)	(12,429)
Accounts payable	398,688	(271,086)
Accrued expenses	28,849	(327,072)
Due from franchisees’	411	15,367)

Net cash used in operating activities	(517,598)	(2,105,623)

Cash flows from investing activities:
Proceeds from sale of Brazil assets	145,625	-
Proceeds from sale of Fort Bliss Assets	128,632	-
Payments to minority interest holders	(44,100)	-
Purchase of property and equipment	-	(13,302)

Net cash provided by (used in) investing activities	230,157	(13,302)

Cash flows from financing activities:
Repayment of notes payable	(6,922)	(1,324,409)
Proceeds from note payable	255,000	3,761,500
Proceeds from sale of warrants	-	100,000

Net cash provided by financing activities	248,078	2,537,091

Net change in cash	(39,363)	418,166

Cash - beginning of period	103,437	414,257

Cash - end of period	$64,074	$832,423

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$180,950
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information

Common stock issued as consideration for accounts payable	$228,042	$-
Common stock issued for employees	$9,505	$-
Common stock issuable in connection with notes payable	$544	$-
Purchase price consideration receivable – sale of Brazil assets	$246,151	$-
Common stock issued for consideration in an acquisition of assets	$-	$104,850
Common stock issued in connection with conversion of notes payable	$514,864	$269,539
Warrants issued for debt extinguishment	$-	$2,392,593
Beneficial conversion feature with warrants issued for debt discount	$149,263	$3,534,556
Additional paid in capital related to derivative liability	$10,485,603	$-
Derivative liability recorded as debt discount	$294,226	$-
Minority interest distribution paid directly by acquirer of assets	$44,100	$-

The accompanying condensed unaudited notes are an integral part of these consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Through our wholly owned subsidiary, PLAYlive Nation, Inc. (“PLAYlive”), acquired on July 29, 2019, the Company has a network of franchised esports gaming centers. As of November 30, 2022, the Company had no corporate owned stores and six franchised locations operating in various states including California, Florida, Georgia, Ohio, South Carolina, and Texas. PLAYlive offers a video gaming lounge concept to qualified franchisees. PLAYlive currently offers single-unit location franchises, as well as agreements to develop multiple locations. This PLAYlive model is interlaced with the esports gaming centers mentioned above to create the ultimate gaming center.

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on September 27, 2022. The interim results for the three months ended November 30, 2022, are not necessarily indicative of the results to be expected for the year ending May 31, 2023, or for any future interim periods.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet except as noted in the Fair Value Measurement section described below.

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

The following describes principal activities, separated by major product or service, from which the Company generates its revenues:

Company-owned Store Sales

The Company-owned stores principally generate revenue from retail esports gaming centers. Revenues from Company-owned stores are recognized when the products are delivered, or the service is provided. After hours, the Company also mines for crypto currency using the computer equipment at the company-owned stores. Crypto mining revenue is recognized as the mining occurs. As of November 30, 2022, all Company-owned store have been sold or closed.

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

Deferred costs include commissions paid to brokers related to the sale of specific new franchises which have not met revenue recognition criteria as of November 30, 2022, and May 31, 2022. These costs are recognized in the same period as the initial franchise fee revenue is recognized.

The table below summarizes Deferred Revenues as of November 30, 2022:

	May 31, 2022	Revenue Recognized	November 30, 2022
Deferred Revenue	$180,388	$11,884	$168,504
Total	$180,388	$11,884	$168,504

Accounts Receivable

The Company estimates the allowance for doubtful accounts based on an analysis of specific customers (i.e. franchisees), taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable are written off against the allowance when management determines it is probable the receivable is worthless. Customer account balances with invoices dated over 90 days old are considered delinquent and considered in the allowance assessment. The Company performs credit evaluations of its customers and, generally, requires no collateral. Management has assessed accounts receivable and an allowance for doubtful accounts of approximately $71,708 and $39,000 has been recorded as of November 30, 2022, and May 31, 2022, respectively.

Inventory

Inventories are stated at the lower of cost or market. The company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. The Company has recorded an impairment of approximately $8,224 and $83,957 during the three months and six months ended November 30, 2022, respectively, related to the closure of Company owned stores.

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

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company has recorded impairment charges of approximately $51,555 and $177,177 during the three months and six months ended November 30, 2022, respectively, related to the closure of Company owned stores.

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

The Company periodically reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the six months ended November 30, 2022, the Company performed an internal evaluation of the intangible assets which indicated impairment was required and recorded an impairment charge of approximately $1,007,142 during the six months ended November 30, 2022, see Note 5. The impairment charges recorded during the quarter relate to the Company’s intention to potentially integrate a software company through a previously announced acquisition which may close in the future, provided that multiple precedent conditions have been met.

Goodwill

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but we assess our goodwill for impairment at least annually. Our assessment date is May 31, and we performed an internal evaluation of the goodwill value at August 31, 2022 with quantitative and qualitative considerations. Based on this internal evaluation, we recorded an impairment charge of $1,472,884 during the three months ended August 31, 2022 resulting in no goodwill remaining on the financial statements after that date. The impairment charges recorded during the quarter relate to the Company’s intention to potentially integrate a software company through a previously announced acquisition which may in the future, provided that multiple precedent conditions have been met.

Franchise Locations

Through PLAYlive, the Company’s wholly owned subsidiary, the Company has entered into franchise agreements with third parties. As of November 30, 2022, six franchise locations were considered to be operational in various states including California, Florida, Georgia, Ohio, South Carolina, and Texas,

Stock-based Compensation

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

Usage of Authorized but Unissued Shares of Common Stock

As of November 30, 2022, the Company was authorized to issue 36,000,000 shares of common stock with a par value of $0.0001 per share (the “Common Stock”). On January 20, 2023, the Company filed the Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to increase the Company’s authorized shares of Common Stock from 36,000,000 to 250,000,000. Accordingly, following the filing of the Amendment, the Company has 250,000,000 authorized shares of Common Stock. Holders of the shares of the Common Stock are entitled to one vote for each share. The Company has issued options, warrants and convertible promissory notes which are convertible into shares of Common Stock in certain situations the total of which exceeds the current authorization. The Company has adopted a policy for the sequence of usage of remaining authorized but unissued shares of Common Stock (the “Sequencing Policy”) which outlines the order in which the conversion of these equity-linked instruments may be settled in shares. Under the Company’s Sequencing Policy, the most recently issued equity-linked securities, including stock options, warrants, and convertible promissory notes, are settled in shares first.

Basic Income (Loss) Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) – per share is calculated by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per common share is calculated by dividing the Company’s net income or loss available to common stockholders by the diluted weighted average number of common shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For this calculation potentially dilutive securities consist primarily of warrants, outstanding options and shares into which the company’s convertible notes payable are convertible. When the Company records a loss from operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per common share. The following table shows the computation of basic and diluted earnings per share for the three and six months ended November 30, 2022, and 2021:

	Three Months ended		Six Months ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Numerator:
Net income (loss) attributable to common shareholders	$5,551,711	$(2,129,297)	$1,394,601	$(6,340,204)

Denominator:
Weighted-average basic shares outstanding	5,974,820	1,527,908	4,162,799	1,526,066
Effect of dilutive securities	4,548,555	-	807,225	-
Weighted-average diluted shares	10,523,375	1,527,908	4,970,024	1,526,066

Basic earnings per share	$0.93	$(1.39)	$0.34	$(4.15)
Diluted earnings per share	$0.53	$(1.39)	$0.28	$(4.15)

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1 inputs are quoted prices in active markets for identical assets or liabilities.
●	Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities.
●	Level 3 inputs are unobservable and reflect the Company’s own assumptions.

Other than the derivative liability, the Company does not have a material amount of financial assets or liabilities that are required to be measured at fair value on a recurring basis under U.S. GAAP. None of the Company’s non-financial assets or non-financial liabilities are required to be measured at fair value on a recurring basis.

The Company has not elected to use fair value measurement for any assets or liabilities for which fair value measurement is not presently required by U.S. GAAP. However, the Company believes the fair values of cash and cash equivalents, accounts receivable, inventory, accounts payable, and accrued liabilities approximate their carrying amounts.

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

In May 2021, the FASB issued ASU 2021-04, Earning Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which clarified and reduced diversity in an issuer’s accounting for modifications of exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This update will be effective for the Company as of June 1, 2023. The Company is currently assessing the potential impact of ASU 2021-04 to our consolidated financial statements.

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

As reflected in the unaudited consolidated financial statements, as of November 30, 2022, the Company had an accumulated deficit of $28,443,843, a working capital deficit of $10,106,601, net income attributable to the common shareholders of $5,551,711 for the three months ended November 30, 2022, and net income attributable to common shareholders of $1,394,601 for the six months ended November 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the of the date that the unaudited financial statements are issued.

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

Because COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of COVID-19. Additional, more restrictive proclamations and/or directives may be issued in the future. As a result, all of our corporate and franchised Simplicity Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Gaming Centers as of May 1, 2020, and subsequently reopened the majority of our company owned stores and franchise locations. Although our franchise agreements with franchisees of Simplicity Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Gaming Centers are operating, there is a potential risk that franchisees of Simplicity Gaming Centers will default in their obligations to pay their minimum monthly royalty payment to us resulting in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee.

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

The measures taken to date impacted the Company’s business for the fiscal year ended May 31, 2022, as well as the fiscal quarter ended November 30, 2022, and will potentially continue to impact the Company’s business. Management expects that all of its business segments, across all of its geographies, will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

NOTE 3 — DISPOSITIONS

On June 10, 2022, the Company and Simplicity One, the Company’s majority owned subsidiary, entered into an asset purchase agreement with a third party in which the third party acquired the Riot Games license for consideration of $391,776 payable in five equal installments between the closing date of the transaction and June 10, 2023. Upon the disposition of the license, the Company recorded $391,776 as another receivable and recognized a gain of $240,924 during the three months ended August 31, 2022. During the three and six months ended November 30, 2022, the Company collected $70,125 and $145,625, respectively, of the purchase price consideration resulting in an Other receivable sale of Brazil assets balance of $246,151 as of November 30, 2022.

On November 9, 2022, the Company and Simplicity El Paso LLC, the Company’s majority owned subsidiary, entered into an asset purchase agreement with a third party in which the third party acquired the fixed assets, real property lease (and associated property improvements and lease liabilities), and inventory related to the Fort Bliss company owned location for $185,000 payable in two installment, $175,000 due upon execution of the agreement and $10,000 within 30 days of the closing after the verification that all vendor bills had been paid current and all services transferred to the acquiror. During the three and six months ended November 30, 2022, the Company collected $128,632 and $128,632, respectively, net of payments of $44,100 to one of its minority interest holders. Final transaction adjustments resulted in a gain on the sale of the assets of $154,348.

NOTE 4 — PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

	November 30, 2022	May 31, 2022

Leasehold improvements	$-	$50,891
Property and equipment	21,287	477,812
Total cost	21,287	528,793
Less accumulated depreciation	(17,560)	(333,591)
Net property and equipment	$3,727	$195,202

During the three months ended November 30, 2022, and 2021, the Company recorded depreciation expense of $1,543 and $83,916, respectively. During the six months ended November 30, 2022, and 2021, the Company recorded depreciation expense of $19,591 and $165,653, respectively.

During the three months ended November 30, 2022, and 2021 impairment loss of $51,550 and $0 was recorded by the Company, respectively. During the six months ended November 30, 2022, and 2021 impairment expense of $177,177 and $0 was recorded by the Company, respectively.

NOTE 5 — INTANGIBLE ASSETS

The following table sets forth the intangible assets, including accumulated amortization as of November 30, 2022:

	November 30, 2022
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

During the three months ended November 30, 2022, and 2021, the Company recorded impairment loss of $0 and $0, respectively, related to intangible assets. During the six months ended November 30, 2022, and 2021, the Company recorded impairment expense of $1,007,142 and $0, respectively, related to intangible assets.

Amortization expense for the three months ended November 30, 2022, and 2021 was $0 and $71,228, respectively. Amortization expense for the six months ended November 30, 2022, and 2021 was $333 and $148,416, respectively.

Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of Simplicity Esports LLC and PLAYlive. The composition of the goodwill balance is as follows:

	As of November 30, 2022	As of May 31, 2022

Simplicity Esports LLC	$-	$1,034,662
PLAYlive Nation Inc.	-	413,222
Ft. Bliss	-	25,000
Total Goodwill	$-	$1,472,884

During the three months ended November 30, 2022, and 2021 the Company recorded impairment loss of $0 and $0, respectively. During the six months ended November 30, 2022, and 2021 the Company recorded impairment expense of $1,472,884 and $0, respectively.

NOTE 6 — RELATED PARTY TRANSACTIONS

Kaplan Promissory Notes

On December 10, 2021, the Company entered into a related party transaction with Jed Kaplan, the Company’s then Chairman of the Board and a more than 5% shareholder, to provide a loan to the Company to provide additional operating funds for Simplicity One, the Company’s majority owned subsidiary. The principal amount of the loan was $247,818. The loan bears interest at a rate of 5% per annum and the entire amount of the principal and accrued interest was due on June 10, 2022. On June 10, 2022, the loan and accrued interest of $6,178 were converted into a 17% equity stake in Simplicity One, increasing Kaplan’s total stake to 37% and reducing the Company’s stake to 59%. For the three and six months ended November 30, 2022, the Company recorded interest expense of $0 and $339, respectively, with no similar expense in the prior periods (Note 8 - Debt).

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Leases

As of November 30, 2022, the Company has entered into various leases for its corporate office and its gaming centers.

The following table summarizes the right-of use asset and lease liability as of November 30, 2022:

Right-of-use Asset, net	$-

Lease Liability
Current	$1,254,481
Long Term	-
Total	$1,254,481

During the three months ended November 30, 2022, the Company recognized a loss on impairment of $401,360 related to the closure of three Company owned stores during the fiscal quarter. During the six months ended November 30, 2022, the Company recognized a loss on impairment of $518,295 related to the closure of five Company owned stores during the six months ended November 30, 2022. The corresponding lease liabilities will remain until the Company concludes negotiation with the lessors and therefore have been classified as current liabilities on the Company’s balance sheet as of November 30, 2022.

The following table summarizes the Company’s scheduled future minimum lease payments as of November 30, 2022:

2023	$277,619
2024	452,511
2025	405,795
2026	321,952
2027 and beyond	47,500
Total Operating Lease Obligations	$1,505,377
Less: Amount representing imputed interest	(250,896)
Present value of minimum lease payments	$1,254,481
Less current portion	1,254,481
Long term portion	$-

As of November 30, 2022, and May 31, 2022, the weighted-average remaining lease terms was 3.0 years and 3.6 years, respectively. Due to the fact that we do not have access to the rate implicit in the lease, we utilized our incremental borrowing rate as the discount rate. The weighted average discount rate associated with the lease as of November 30, 2022, and May 31, 2022, was 12% and 12%, respectively.

Employment Agreements, Board Compensation and Bonuses

On July 29, 2020, (i) the Company entered into an employment agreement (the “Kaplan 2020 Agreement”) with Mr. Kaplan; and (ii) the Board of Directors approved for Mr. Kaplan a $75,000 cash bonus and authorized the issuance of 250,000 shares of the Company’s common stock, both related to his performance during the fiscal year ended May 31, 2020. As of November 30, 2022, the Company still owed Mr. Kaplan $35,000 of the 2020 bonus award.

Effective March 29, 2021, the Company promoted Mr. Kaplan to be the Chairman of the Board of Directors, and he ceased to be the Company’s Chief Executive Officer and Interim Chief Financial Officer. Upon this change, Mr. Kaplan’s new monthly salary became $4,000 per month and the Kaplan 2020 Agreement was terminated.

On July 29, 2020, (i) the Company entered into an employment agreement (the “Franklin 2020 Agreement”) with Mr. Franklin; and (ii) the Board of Directors approved for Mr. Franklin a $75,000 cash bonus and authorized the issuance of 250,000 fully vested shares of the Company’s common stock, both related to his performance during the fiscal year ended May 31, 2020. As of November 30, 2022, the Company still owed Mr. Franklin $35,000 of the 2020 bonus award.

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

On May 11, 2021, the Board appointed Nancy Hennessey to serve as the Company’s Chief Financial Officer, effective May 17, 2021. In connection with Ms. Hennessey’s appointment as the Company’s Chief Financial officer, the Company entered into an employment agreement, dated as of May 17, 2021, by and between the Company and Ms. Hennessey (the “Hennessey Employment Agreement”). Pursuant to the terms of the Hennessey Employment Agreement, in exchange for Ms. Hennessey’s services, the Company agreed to pay Ms. Hennessey an annual base salary of $140,000. In addition, Ms. Hennessey was entitled to receive compensation in the form of an equity grant of $5,000 in the Company’s common stock for each quarter during the term of the Hennessey Employment Agreement, which ran for a period ending one year after May 17, 2021, and automatically renews for successive one-year terms unless either party gives 60 days’ advance written notice of its intention not to renew the Hennessey Employment Agreement. Ms. Hennessey was also eligible to receive a quarterly bonus of up to $12,500 in the form of a cash bonus and/or equity grant of shares of the Company’s common stock. Pursuant to the terms of the Hennessey Employment Agreement, Ms. Hennessey was also to receive (i) 5,000 shares of common stock upon filing of the 2021 Annual Report on Form 10-K, if completed before July 31, 2021, and (ii) 5,000 shares of common stock upon completion of an uplisting to a national exchange, such as The Nasdaq Stock Market or the NYSE American. Ms. Hennessey’s eligibility for any bonus and the amount thereof was to be determined solely at the discretion of the Board of Directors. On June 28, 2022, Nancy Hennessey submitted her resignation as the Company’s Chief Financial Officer, effective June 30, 2022. Ms. Hennessey’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

NOTE 8 — DEBT

The table below presents the Company’s outstanding debt balances as of November 30, 2022, and May 31, 2022:

	Convertible Promissory Notes	Secured Promissory Notes	Related Party Debt	Short-Term Note Payable
Principal Balance as of May 31, 2022	$5,361,347	$206,772	$247,818	$41,735
Carrying Value as of May 31, 2022	3,093,395	69,636	247,818	41,375
Principal
Borrowings	280,500	-	-	-
Repayments	-	(6,922)	(247,818)	-
Conversions	(207,396)	-	-	-
Totals	$73,105	$(6,922)	$(247,818)	$-
Unamortized Debt Issuance Costs, Beneficial Conversion Feature, and Warrant Discount
Beginning Balance	$(2,267,952)	$(137,136)	$-	$-
Additions	(490,569)	-	-	-
Accretion	1,423,184	12,955	-	-
Ending Balance	$(1,335,337)	$(124,181)	$-	$-

Principal Balance as of November 30, 2022	$5,434,452	$199,850	$-	$41,735
Carrying Value as of November 30, 2022	4,099,115	75,669	-	41,375
Less Short-Term Portion	2,893,538	-	-	41,735
Long Term Portion	$1,205,577	$75,669	$-	$-

Scheduled principal maturities of the Company’s outstanding debt over the next five fiscal years is as follows:

Fiscal year ended May 31,
2023	$1,207,639
2024	4,328,584
2025	45,307
2026	50,051
2027	44,456
Thereafter	-
$5,676,037

Convertible Promissory Notes

February 19, 2021 Labrys 12% Convertible Promissory Note

On February 19, 2021, the Company entered into a securities purchase agreement (the “Labrys SPA”) with Labrys Fund LP (“Labrys”), an accredited investor, pursuant to which the Company issued a 12% convertible promissory note (the “Labrys Note”) with a maturity date of February 19, 2022 (the “Labrys Maturity Date”), in the principal sum of $1,650,000. The terms and conditions of the Labrys Note, as amended, are outlined in the Company’s Annual Report as filed on Form 10-K on September 27, 2022.

On July 16, 2022, the Company and Labrys entered into a second amendment (the “Second Labrys Amendment”) to the Labrys SPA and the Labrys Note, as amended. Pursuant to the terms of the Second Labrys Amendment, the maturity date of the Labrys Note was extended to December 31, 2023.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the Labrys Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the Labrys Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the Labrys Note was further reduced from $0.10 per share to $0.02 per share.

During the quarter and six months ended November 30, 2022, the Company did not make any payments to Labrys. During the quarter and six months ended November 30, 2022, the Company recognized $23,277 and $56,949, respectively, in interest expense associated with the Labrys Note recorded as accrued interest payable.

As of November 30, 2022, the carrying value and face value of the Labrys Note was $890,591 as the debt discount was fully accreted by that date.

March 2021 FirstFire Global 12% Convertible Promissory Note

On March 10, 2021, the Company, entered into a securities purchase agreement (the “March 2021 FirstFire SPA”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “FirstFire”), pursuant to which the Company issued a 12% convertible promissory note (“March 2021 FirstFire Note”) with a maturity date of March 10, 2022, in the principal sum of $560,000. The terms and conditions of the March 2021 FirstFire Note, as amended, are outlined in the Company’s Annual Report as filed on Form 10-K on September 27, 2022.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the March 2021 FirstFire Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2021 FirstFire Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the March 2022 FirstFire Note was further reduced from $0.10 per share to $0.02 per share.

Concurrent with the adjustment to the conversion price of certain of the Company’s convertible promissory notes in September 2022 and pursuant to the Company’s Sequencing Policy, the Company recognized a derivative liability associated with the shares of Common Stock underlying the March 2021 FirstFire Note and associated accrued interest (see Note 10 – Derivative Liability) as well as an additional debt discount of $294,227.

During the three months ended August 31, 2022, FirstFire converted $9,500 of the outstanding principal balance of the March 2021 FirstFire Note at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 95,000 shares of common stock to FirstFire at a fair market value of $0.13 per share and recognized a loss on debt extinguishment of $2,850.

On various dates during the three months ended November 30, 2022, FirstFire converted $19,120 of the outstanding principal balance of the March 2021 FirstFire Note at an adjusted conversion price of $0.02 per share. As a result of these conversions, the Company issued 956,000 shares of common stock to FirstFire at fair market values ranging from $0.037 to $0.162 per share and recognized a total loss on debt extinguishment of $47,906 (See Note 9 – Stockholders’ Equity).

During the quarter and six months ended November 30, 2022, the Company recognized $35,332 and $50,317, respectively, in interest expense associated with the March 2021 FirstFire Note recorded as accrued interest payable and $127,407 and $127,407, respectively, in accretion expense related to the new debt discount associated with the derivative liability.

As of November 30, 2022, the carrying value and face value of the March 2021 FirstFire Note was $314,560, net of $166,820 in unaccreted debt discount.

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

The following are the material terms of the June 2021 FirstFire SPA and June 2021 FirstFire Note:

●	The June 2021 FirstFire Note matures on June 10, 2023 (the “June 2021 FirstFire Maturity Date”).
●	At its election, FirstFire may convert the June 2021 FirstFire Note into the Company’s common stock, subject to the beneficial ownership limitations of 4.99% in the June 2021 FirstFire Note; provided however, that the limitation on conversion may be waived up to 9.99%, (the “Beneficial Ownership Limitations”) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the June 2021 Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the June 2021 FirstFire Note after 180 days from June 10, 2021.
●	The June 2021 FirstFire Note carries an original issue discount of $126,666 (“June 2021 FirstFire OID”).
●	The Company may prepay the June 2021 FirstFire Note at any time prior to maturity in accordance with the terms of the June 2021 FirstFire Note (the “Standard Prepayment Terms”).
●	The June 2021 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the June 2021 FirstFire Note or the June 2021 FirstFire SPA. Upon the occurrence of any event of default (as defined in the June 2021 FirstFire Note) which has not been cured within the period stipulated by the June 2021 FirstFire Note, the June 2021 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the June 2021 FirstFire Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Standard Default Terms”).
●	Pursuant to the June 2021 FirstFire SPA, the June 2021 FirstFire Commitment Shares and the shares underlying the June 2021 FirstFire Note and June 2021 FirstFire Warrant carry standard registration rights.

Upon issuance of the June 2021 FirstFire Note, the Company received net proceeds of $1,140,000. Upon issuance of the June 2021 FirstFire Commitment Shares, the June 2021 FirstFire Note, and the June 2021 First Fire Warrant, the Company allocated the $1,140,000 in net proceeds received between the fair market value of the June 2021 FirstFire Commitment Shares, the beneficial conversion feature of the June 2021 FirstFire Note, and the June 2021 FirstFire Warrant.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the June 2021 FirstFire Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the June 2021 FirstFire Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the June 2021 FirstFire Note was further reduced from $0.10 per share to $0.02 per share.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $136,085 and $273,664, respectively, which was related to the accretion of the debt discount.

As of November 30, 2022, the carrying value of the June 2021 FirstFire Note was $804,544, net of $287,123 in unaccreted debt discount.

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

The following are the material terms of the June 2021 GS SPA and June 2021 GS Note:

●	The June 2021 GS Note matures on June 10, 2023 (the “June 2021 GS Maturity Date”).
●	At its election, GS may convert the June 2021 GS Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the June 2021 GS Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the June 2021 GS Note after 180 days from June 10, 2021.
●	The June 2021 GS Note carries an original issue discount of $33,333 (“June 2021 GS OID”).
●	The June 2021 GS Note contains the Standard Prepayment Terms and Standard Default Terms.
●	Pursuant to the June 2021 GS SPA, the June 2021 GS Commitment Shares and the shares underlying the June 2021 GS Note and June 2021 GS Warrant carry standard registration rights.

Upon issuance of the June 2021 GS Note, the Company received net proceeds of $300,000. Upon issuance of the June 2021 GS Commitment Shares, the June 2021 GS Note, and the June 2021 GS Warrant, the Company allocated the $300,000 in net proceeds received between the fair market value of the June 2021 GS Commitment Shares, the beneficial conversion feature of the June 2021 GS Note, and the June 2021 GS Warrant.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the June 2021 GS Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the June 2021 GS Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the June 2021 GS Note was further reduced from $0.10 per share to $0.02 per share.

During the three months ended August 31, 2022, GS converted $53,000 of the outstanding principal balance the June 2021 GS Note and $6,935 in associated accrued interest at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 599,350 shares of common stock to GS at a fair market value of $0.19 per share and recognized a loss on debt extinguishment of $53,942.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $28,671 and $84,884, respectively, related to the accretion of the debt discount.

As of November 30, 2022, the carrying value of the June 2021 GS Note was $169,507, net of $60,492 in unaccreted debt discount.

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

The following are the material terms of the august 2021 Jefferson SPA and August 2021 Jefferson Note:

●	The August 2021 Jefferson Note matures on August 23, 2023 (the “August 2021 Jefferson Maturity Date”).
●	At its election, Jefferson may convert the August 2021 Jefferson Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the August 2021 Jefferson Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the August 2021 Jefferson Note after 180 days from August 23, 2021.
●	The August 2021 Jefferson Note carries an original issue discount of $33,333 (“August 2021 Jefferson OID”).
●	The August 2021 Jefferson Note contains the Standard Prepayment Terms and Standard Default Terms.
●	Pursuant to the August 2021 Jefferson SPA, the August 2021 Jefferson Commitment Shares underlying and the shares underlying the August 2021 Jefferson Note and August 2021 Jefferson Warrant carry standard registration rights.

Upon issuance of the August 2021 Jefferson Note, the Company received net proceeds of $300,000. Upon issuance of the August 2021 Jefferson Commitment Shares, the August 2021 Jefferson Note, and the August 2021 Jefferson Warrant, the Company allocated the $300,000 in net proceeds received between the fair market value of the August 2021 Jefferson Commitment Shares, the beneficial conversion feature of the August 2021 Jefferson Note, and the August 2021 Jefferson Warrant.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the August 2021 Jefferson Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the August 2021 Jefferson Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the August 2021 Jefferson Note was further reduced from $0.10 per share to $0.02 per share.

During the three months ended August 31, 2022, Jefferson converted $10,000 of the outstanding principal balance the August 2021 Jefferson Note and $1,000 in associated fees at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 110,000 shares of common stock to Jefferson at a fair market value of $0.075 per share and recognized a gain on debt extinguishment of $2,750.

On various dates during the three months ended November 30, 2022, Jefferson converted $13,400 of the outstanding principal balance the August 2021 Jefferson Note and $3,000 in associated fees at an adjusted conversion price of $0.02 per share. As a result of these conversions, the Company issued 820,000 shares of common stock to Jefferson at fair market values ranging from $0.036 to $0.162 per share and recognized a loss on debt extinguishment of $34,255 (See Note 9 – Stockholders’ Equity).

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $45,244 and $92,184, respectively, related to the accretion of the debt discount.

As of November 30, 2022, the carrying value of the August 2021 Jefferson Note was $195,725, net of $114,208 in unaccreted debt discount.

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

The following are the material terms of the August 2021 Lucas SPA and August 2021 Lucas Note:

●	The August 2021 Lucas Note matures on August 31, 2023 (the “August 2021 Lucas Maturity Date”).
●	At its election, Lucas may convert the August 2021 Lucas Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the August 2021 Lucas Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the August 2021 Lucas Note after 180 days from August 31, 2021.
●	The August 2021 Lucas Note carries an original issue discount of $20,000 (“August 2021 Lucas OID”).
●	The August 2021 Lucas Note contains the Standard Prepayment Terms and Standard Default Terms.
●	Pursuant to the August 2021 Lucas SPA, the August 2021 Lucas Commitment Shares underlying and the shares underlying the August 2021 Lucas Note and August 2021 Lucas Warrant carry standard registration rights.

Upon issuance of the August 2021 Lucas Note, the Company received net proceeds of $180,000. Upon issuance of the August 2021 Lucas Commitment Shares, the August 2021 Lucas Note, and the August 2021 Lucas Warrant, the Company allocated the $180,000 in net proceeds received between the fair market value of the August 2021 Lucas Commitment Shares, the beneficial conversion feature of the August 2021 Lucas Note, and the August 2021 Lucas Warrant.

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

On July 13, 2022, the Company and Lucas Ventures entered into an Amendment and Waiver Pursuant to Convertible Promissory Note (the “Second Lucas Amendment”). Pursuant to the terms of the Second Lucas Amendment, the parties agreed to extend the maturity date of the August 2021 Lucas Note to December 31, 2023.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $24,932 and $50,137, respectively, related to the accretion of the debt discount.

As of November 30, 2022, the carrying value of the August 2021 Lucas Note was $124,931, net of $75,069 in unaccreted debt discount.

August 2021 LGH Investments, LLC 12% Convertible Promissory Note

On August 31, 2021, the Company and LGH Investments, LLC, (“LGH”) entered into a securities purchase agreement (the “August 2021 LGH SPA”) pursuant to which the Company issued a 12% convertible promissory note (the “August 2021 LGH Note”) in the principal sum of $200,000 (the “August 2021 LGH Principal Sum”).

The following are the material terms of the August 2021 LGH SPA and August 2021 LGH Note:

●	The August 2021 LGH Note matures on August 31, 2023 (the “August 2021 LGH Maturity Date”).
●	At its election, LGH may convert the August 2021 LGH Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the August 2021 LGH Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the August 2021 LGH Note after 180 days from August 31, 2021.
●	The August 2021 LGH Note carries an original issue discount of $20,000 (“August 2021 LGH OID”).
●	The August 2021 LGH Note contains the Standard Prepayment Terms and Standard Default Terms.
●	Pursuant to the August 2021 LGH SPA, the shares underlying the August 2021 LGH Note carry standard registration rights.

Upon issuance of the August 2021 LGH Note, the Company received net proceeds of $180,000. Upon issuance of the August 2021 LGH, the Company recorded a total debt discount of $26,500 that includes the LGH OID and the $6,500 paid as fees associated with the issuance of the loan and is accreted over the term of the August 2021 LGH Note.

As of March 16, 2022, the Company and LGH entered into an Amendment and Waiver Pursuant to Convertible Promissory Note (the “LGH Amendment”). Pursuant to the terms of the LGH Amendment, the parties agreed that the conversion price of the August 2021 LGH Note was decreased from $11.50 per share to $1.00 per share and that LGH may not convert the LGH Note, as amended, prior to September 15, 2022.

On July 13, 2022, the Company and LGH entered into an Amendment and Waiver Pursuant to Convertible Promissory Note (the “Second LGH Amendment”). Pursuant to the terms of the Second LGH Amendment, the parties agreed to extend the maturity date of the August 2021 LGH Note to December 31, 2023.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $3,303 and $6,643, respectively, related to the accretion of the debt discount.

As of November 30, 2022, the carrying value of the August 2021 LGH Note was $190,053, net of $9,947 in unaccreted debt discount.

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

The following are the material terms of the September 2021 Ionic SPA and September 2021 Ionic Note:

●	The September 2021 Ionic Note matures on September 28, 2023 (the “September 2021 Ionic Maturity Date”).
●	At its election, Ionic may convert the September 2021 Ionic Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the September 2021 Ionic Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the September 2021 Ionic Note after 180 days from September 28, 2021.
●	The September 2021 Ionic Note carries an original issue discount of $155,556 (“September 2021 Ionic OID”).
●	The September 2021 Ionic Note contains the Standard Prepayment Terms and Standard Default Terms.
●	Pursuant to the September 2021 Ionic SPA, the September 2021 Ionic Commitment Shares underlying and the shares underlying the September 2021 Ionic Note and September 2021 Ionic Warrant carry standard registration rights.

Upon issuance of the September 2021 Ionic Note, the Company received net proceeds of $1,400,000. Upon issuance of the September 2021 Ionic Commitment Shares, the September 2021 Ionic Note, and the September 2021 Ionic Warrant, the Company allocated the $1,400,000 in net proceeds received between the fair market value of the September 2021 Ionic Commitment Shares, the beneficial conversion feature of the September 2021 Ionic Note, and the September 2021 Ionic Warrant.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the September 2021 Ionic Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the September 2021 Ionic Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the September 2021 Ionic Note was further reduced from $0.10 per share to $0.02 per share.

During the fiscal year ended May 31, 2022, Ionic converted $87,800 of the outstanding principal balance due under the September 2021 Ionic Note at an adjusted conversion price of $1.00 per share. At conversion, the Company issued 87,800 shares of common stock to Ionic at a fair market value of $2.61 per share and recognized a loss on debt extinguishment of $141,358.

During the three months ended August 31, 2022, Ionic converted $6,776 of the outstanding principal balance due under the September 2021 Ionic Note at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 67,755 shares of common stock to Ionic at a fair market value of $0.13 per share and recognized a loss on debt extinguishment of $2,033.

Additionally, during the three months ended August 31, 2021, Ionic converted $15,000 of the outstanding principal balance due under the September 2021 Ionic Note at an adjusted conversion price of $0.10 per share. At conversion, the Company became obligated to issue 150,000 shares of common stock to Ionic at a fair market value of $0.075 per share and recognized a gain on debt extinguishment of $4,500. Upon conversion, these shares are classified as common stock to be issued, and subsequently, on September 2, 2022, the Company completed the issuance of the shares (See Note 9 – Stockholders’ Equity).

On various dates during the three months ended November 30, 2022, Ionic converted $80,600 of the outstanding principal balance due under the September 2021 Ionic Note at an adjusted conversion price of $0.02 per share. At conversion, the Company issued 4,030,000 shares of common stock to Ionic at fair market values ranging from $0.022 to $0.162 per share and recognized a loss on debt extinguishment of $141,762 (See Note 9 – Stockholders’ Equity).

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $107,932 and $410,437, respectively, related to the accretion of the debt discount.

As of November 30, 2022, the carrying value of the September 2021 Ionic Note was $798,654, net of $566,727 in unaccreted debt discount.

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

The following are the material terms of the March 2022 FirstFire SPA and March 2022 FirstFire Note:

●	The March 2022 FirstFire Note matures on September 21, 2022 (the “March 2022 FirstFire Maturity Date”).
●	At its election, FirstFire may convert the March 2022 FirstFire Note into the Company’s common stock. subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the March 2022 FirstFire Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The March 2022 FirstFire Note carries an original issue discount of $10,000 (“March 2022 FirstFire OID”).
●	The March 2022 FirstFire Note contains the Standard Prepayment Terms and Standard Default Terms.
●	Pursuant to the March 2022 FirstFire SPA, the March 2022 FirstFire Commitment Shares and the shares underlying the March 2022 FirstFire Note and March 2022 FirstFire Warrant carry standard registration rights.

Upon issuance of the March 2022 FirstFire Note, the Company received net proceeds of $100,000. Upon issuance of the March 2022 FirstFire Commitment Shares, the March 2022 FirstFire Note, and the March 2022 FirstFire Warrant, the Company allocated the $100,000 in net proceeds received between the fair market value of the March 2022 FirstFire Commitment Shares, the beneficial conversion feature of the March 2022 FirstFire Note, and the March 2022 FirstFire Warrant.

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2022 FirstFire Note was reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the March 2022 FirstFire Note was further reduced from $0.10 per share to $0.02 per share.

During the quarter and six months ended November 30, 2022, the Company recorded accrued interest expense of $2,532 and $2,532, respectively. In addition, during the quarter and six months ended November 30, 2022, the Company recorded accretion expense of $12,554 and $67,554, respectively, related to the accretion of the debt discount.

As of November 30, 2022, the carrying value of the March 2022 FirstFire Note was $110,000 as the debt discount was fully accreted.

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

The following are the material terms of the March 2022 GS SPA and March 2022 GS Note:

●	The March 2022 GS Note matures on September 21, 2022 (the “March 2022 GS Maturity Date”).
●	At its election, GS may convert the March 2022 GS Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the March 2022 GS Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The March 2022 GS Note carries an original issue discount of $7,500 (“March 2022 GS OID”).
●	The March 2022 GS Note contains the Standard Prepayment Terms and Standard Default Terms.
●	Pursuant to the March 2022 GS SPA, the March 2022 GS Commitment Shares and the shares underlying the March 2022 GS Note and March 2022 GS Warrant carry standard registration rights.

Upon issuance of the March 2022 GS Note, the Company received net proceeds of $75,000. Upon issuance of the March 2022 GS Commitment Shares, the March 2022 GS Note, and the March 2022 GS Warrant, the Company allocated the $75,000 in net proceeds received between the fair market value of the March 2022 GS Commitment Shares, the beneficial conversion feature of the March 2022 GS Note, and the March 2022 GS Warrant.

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2022 GS Note was reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the March 2022 GS Note was further reduced from $0.10 per share to $0.02 per share.

During the quarter and six months ended November 30, 2022, the Company recorded accrued interest expense of $1,899 and $1,899, respectively. In addition, during the quarter and six months ended November 30, 2022, the Company recorded accretion expense of $9,416 and $50,666, respectively, related to the accretion of the debt discount.

As of November 30, 2022, the carrying value of the March 2022 GS Note was $82,500 as the debt discount was fully accreted.

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

The following are the material terms of the March 2022 Ionic SPA and March 2022 Ionic Note:

●	The March 2022 Ionic Note matures on September 21, 2022 (the “March 2022 Ionic Maturity Date”).
●	At its election, Ionic may convert the March 2022 Ionic Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the March 2022 Ionic Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The March 2022 Ionic Note carries an original issue discount of $10,000 (“March 2022 Ionic OID”).
●	The March 2022 Ionic Note contains the Standard Prepayment Terms and Standard Default Terms.
●	Pursuant to the March 2022 Ionic SPA, the March 2022 Ionic Commitment Shares and the shares underlying the March 2022 Ionic Note and March 2022 Ionic Warrant carry standard registration rights.

Upon issuance of the March 2022 Ionic Note, the Company received net proceeds of $100,000. Upon issuance of the March 2022 Ionic Commitment Shares, the March 2022 Ionic Note, and the March 2022 Ionic Warrant, the Company allocated the $100,000 in net proceeds received between the fair market value of the March 2022 Ionic Commitment Shares, the beneficial conversion feature of the March 2022 Ionic Note, and the March 2022 Ionic Warrant.

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2022 Ionic Note was reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the March 2022 Ionic Note was further reduced from $0.10 per share to $0.02 per share.

During the quarter and six months ended November 30, 2022, the Company recorded accrued interest expense of $2,532 and $2,532, respectively. In addition, during the quarter and six months ended November 30, 2022, the Company recorded accretion expense of $12,554 and $67,554, respectively, related to the accretion of the debt discount.

As of November 30, 2022, the carrying value of the March 2022 Ionic Note was $110,000 as the debt discount was fully accreted.

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

The following are the material terms of the April 2022 Jefferson SPA and April 2022 Jefferson Note:

●	The April 2022 Jefferson Note matures on October 1, 2022 (the “April 2022 Jefferson Maturity Date”).
●	At its election, Jefferson may convert the April 2022 Jefferson Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the April 2022 Jefferson Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The April 2022 Jefferson Note carries an original issue discount of $7,500 (“April 2022 Jefferson OID”).
●	The April 2022 Jefferson Note contains the Standard Prepayment Terms and Standard Default Terms.
●	Pursuant to the April 2022 Jefferson SPA, the April 2022 Jefferson Commitment Shares and the shares underlying the April 2022 Jefferson Note and April 2022 Jefferson Warrant carry standard registration rights.

Upon issuance of the April 2022 Jefferson Note, the Company received net proceeds of $75,000. Upon issuance of the April 2022 Jefferson Commitment Shares, the April 2022 Jefferson Note, and the April 2022 Jefferson Warrant, the Company allocated the $75,000 in net proceeds received between the fair market value of the April 2022 Jefferson Commitment Shares, the beneficial conversion feature of the April 2022 Jefferson Note, and the April 2022 Jefferson Warrant.

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the April 2022 Jefferson Note was reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the April 2022 Jefferson Note was further reduced from $0.10 per share to $0.02 per share.

During the quarter and six months ended November 30, 2022, the Company recorded accrued interest expense of $1,627 and $1,627, respectively. In addition, during the quarter and six months ended November 30, 2022, the Company recorded accretion expense of $9,416 and $50,666, respectively, related to the accretion of the debt discount.

As of November 30, 2022, the carrying value of the April 2022 Jefferson Note was $82,500 as the debt discount was fully accreted.

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

The following are the material terms of the July 2022 FirstFire SPA and July 2022 FirstFire Note:

●	The July 2022 FirstFire Note matures on September 14, 2022 (the “July 2022 FirstFire Maturity Date”).
●	At its election, FirstFire may convert the July 2022 FirstFire Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time after 180 days from the date of issuance of the July 2022 FirstFire Note at a conversion price equal to $0.10 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the July 2022 FirstFire Principal Sum at the rate of 12% per annum provided that the first two months of interest shall be guaranteed.
●	The July 2022 FirstFire Note carries an original issue discount of $2,500 (“July 2022 FirstFire OID”).
●	The July 2022 FirstFire Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the July 2022 FirstFire Note, the Company received net proceeds of $25,000. Upon issuance of the July 2022 FirstFire Commitment Shares, the July 2022 FirstFire Note, and the July 2022 FirstFire Warrant, the Company allocated the $25,000 in net proceeds received between the fair market value of the July 2022 FirstFire Commitment Shares and the July 2022 FirstFire Warrant.

Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the July 2022 FirstFire Note was further reduced from $0.10 per share to $0.02 per share.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $2,155 and $7,707, respectively, which included $1,459 and $6,461, respectively, related to the accretion of the debt discount and accrued interest in the amount of $696 and $1,246, respectively.

As of November 30, 2022, 2022, the carrying value of the July 2022 FirstFire Note was $27,500 as the debt discount was fully accreted.

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

The following are the material terms of the July 2022 GS SPA and July 2022 GS Note:

●	The July 2022 GS Note matures on September 14, 2022 (the “July 2022 GS Maturity Date”).
●	At its election, GS may convert the July 2022 GS Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time after 180 days from the date of issuance of the July 2022 GS Note at a conversion price equal to $0.10 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the July 2022 GS Principal Sum at the rate of 12% per annum provided that the first two months of interest shall be guaranteed.
●	The July 2022 GS Note carries an original issue discount of $2,500 (“July 2022 GS OID”).
●	The July 2022 GS Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the July 2022 GS Note, the Company received net proceeds of $25,000. Upon issuance of the July 2022 GS Commitment Shares, the July 2022 GS Note, and the July 2022 GS Warrant, the Company allocated the $25,000 in net proceeds received between the fair market value of the July 2022 GS Commitment Shares and the July 2022 GS Warrant.

Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the July 2022 GS Note was further reduced from $0.10 per share to $0.02 per share.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $2,155 and $7,707, respectively, which included $1,459 and $6,461, respectively, related to the accretion of the debt discount and accrued interest in the amount of $696 and $1,246, respectively.

As of November 30, 2022, 2022, the carrying value of the July 2022 GS Note was $27,500 as the debt discount was fully accreted.

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

The following are the material terms of the July 2022 Ionic SPA and July 2022 Ionic Note:

●	The July 2022 Ionic Note matures on September 14, 2022 (the “July 2022 Ionic Maturity Date”).
●	At its election, Ionic may convert the July 2022 Ionic Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time after 180 days from the date of issuance of the July 2022 Ionic Note at a conversion price equal to $0.10 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the July 2022 Ionic Principal Sum at the rate of 12% per annum provided that the first two months of interest shall be guaranteed.
●	The July 2022 Ionic Note carries an original issue discount of $2,500 (“July 2022 Ionic OID”).
●	The July 2022 Ionic Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the July 2022 Ionic Note, the Company received net proceeds of $25,000. Upon issuance of the July 2022 Ionic Commitment Shares, the July 2022 Ionic Note, and the July 2022 Ionic Warrant, the Company allocated the $25,000 in net proceeds received between the fair market value of the July 2022 Ionic Commitment Shares and the July 2022 Ionic Warrant.

Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the July 2022 Ionic Note was further reduced from $0.10 per share to $0.02 per share.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $2,155 and $7,707, respectively, which included $1,459 and $6,461, respectively, related to the accretion of the debt discount and accrued interest in the amount of $696 and $1,246, respectively.

As of November 30, 2022, 2022, the carrying value of the July 2022 Ionic Note was $27,500 as the debt discount was fully accreted.

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

The following are the material terms of the July 2022 Jefferson SPA and July 2022 Jefferson Note:

●	The July 2022 Jefferson Note matures on September 14, 2022 (the “July 2022 Jefferson Maturity Date”).
●	At its election, Jefferson may convert the July 2022 Jefferson Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time after 180 days from the date of issuance of the July 2022 Jefferson Note at a conversion price equal to $0.10 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the July 2022 Jefferson Principal Sum at the rate of 12% per annum provided that the first two months of interest shall be guaranteed.
●	The July 2022 Jefferson Note carries an original issue discount of $2,500 (“July 2022 Jefferson OID”).
●	The July 2022 Jefferson Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the July 2022 Jefferson Note, the Company received net proceeds of $25,000. Upon issuance of the July 2022 Jefferson Commitment Shares, the July 2022 Jefferson Note, and the July 2022 Jefferson Warrant, the Company allocated the $25,000 in net proceeds received between the fair market value of the July 2022 Jefferson Commitment Shares and the July 2022 Jefferson Warrant.

Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the July 2022 Jefferson Note was further reduced from $0.10 per share to $0.02 per share.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $2,155 and $7,707, respectively, which included $1,459 and $6,461, respectively, related to the accretion of the debt discount and accrued interest in the amount of $696 and $1,246, respectively.

As of November 30, 2022, the carrying value of the July 2022 Jefferson Note was $27,500 as the debt discount was fully accreted by that date.

September 2022 FirstFire Global 12% Convertible Promissory Note

On September 8, 2022, the Company entered into a securities purchase agreement (the “September 2022 FirstFire SPA”) with FirstFire, pursuant to which the Company issued (i) a 12% convertible promissory note (the “September 2022 FirstFire Note”) in the principal sum of $66,000 (the “September 2022 FirstFire Principal Sum”) and (ii) a three-year warrant (“September 2022 FirstFire Warrant”) to purchase 120,000 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the September 2022 FirstFire SPA and September 2022 FirstFire Note:

●	The September 2022 FirstFire Note matures on January 8, 2023 (the “September 2022 FirstFire Maturity Date”).
●	At its election, FirstFire may convert the September 2022 FirstFire Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $0.02 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the September 2022 FirstFire Principal Sum at the rate of 12% per annum provided that the first four months of interest shall be guaranteed.
●	The September 2022 FirstFire Note carries an original issue discount of $6,000 (“September 2022 FirstFire OID”).
●	The September 2022 FirstFire Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the September 2022 FirstFire Note, the Company received net proceeds of $60,000 and used such proceeds for working capital. Upon issuance of the September 2022 FirstFire Note and the September 2022 FirstFire Warrant, the Company allocated the $60,000 in net proceeds received between the fair market value of the beneficial conversion feature of the September 2022 FirstFire Note and the September 2022 FirstFire Warrant. The fair value of the beneficial conversion feature of the September 2022 FirstFire Note was $57,756 and the fair value of the September 2022 FirstFire Warrant was $2,244. The combination of these two components as well as the September 2022 FirstFire OID resulted in a total debt discount at issuance of $66,000 which is accreted over the term of the September 2022 FirstFire Note.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $47,542 and $47,542, respectively, which included $44,902 and $44,902, respectively, related to the accretion of the debt discount and accrued interest in the amount of $2,640 and $2,640, respectively.

As of November 30, 2022, the carrying value of the September 2022 FirstFire Note was $44,902, net of $21,098 in unaccreted debt discount.

September 2022 Ionic Ventures, LLC 12% Convertible Promissory Note

On September 8, 2022, the Company entered into a securities purchase agreement (the “September 2022 Ionic SPA”) with Ionic, pursuant to which the Company issued (i) a 12% convertible promissory note (the “September 2022 Ionic Note”) in the principal sum of $66,000 (the “September 2022 Ionic Principal Sum”) and (ii) a three-year warrant (“September 2022 Ionic Warrant”) to purchase 120,000 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the September 2022 Ionic SPA and September 2022 Ionic Note:

●	The September 2022 Ionic Note matures on January 8, 2023 (the “September 2022 Ionic Maturity Date”).
●	At its election, Ionic may convert the September 2022 Ionic Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $0.02 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the September 2022 Ionic Principal Sum at the rate of 12% per annum provided that the first four months of interest shall be guaranteed.
●	The September 2022 Ionic Note carries an original issue discount of $6,000 (“September 2022 Ionic OID”).
●	The September 2022 Ionic Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the September 2022 Ionic Note, the Company received net proceeds of $60,000 and used such proceeds for working capital. Upon issuance of the September 2022 Ionic Note and the September 2022 Ionic Warrant, the Company allocated the $60,000 in net proceeds received between the fair market value of the beneficial conversion feature of the September 2022 Ionic Note and the September 2022 Ionic Warrant. The fair value of the beneficial conversion feature of the September 2022 Ionic Note was $57,756 and the fair value of the September 2022 Ionic Warrant was $2,244. The combination of these two components as well as the September 2022 Ionic OID resulted in a total debt discount at issuance of $66,000 which is accreted over the term of the September 2022 Ionic Note.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $47,542 and $47,542, respectively, which included $44,902 and $44,902, respectively, related to the accretion of the debt discount and accrued interest in the amount of $2,640 and $2,640, respectively.

As of November 30, 2022, the carrying value of the September 2022 Ionic Note was $44,902, net of $21,098 in unaccreted debt discount.

September 2022 Jefferson Street Capital LLC 12% Convertible Promissory Note

On September 8, 2022, the Company entered into a securities purchase agreement (the “September 2022 Jefferson SPA”) with Jefferson, pursuant to which the Company issued (i) a 12% convertible promissory note (the “September 2022 Jefferson Note”) in the principal sum of $27,500 (the “September 2022 Jefferson Principal Sum”) and (ii) a three-year warrant (“September 2022 Jefferson Warrant”) to purchase 45,454 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the September 2022 Jefferson SPA and September 2022 Jefferson Note:

●	The September 2022 Jefferson Note matures on January 8, 2023 (the “September 2022 Jefferson Maturity Date”).
●	At its election, Jefferson may convert the September 2022 Jefferson Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $0.02 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the September 2022 Jefferson Principal Sum at the rate of 12% per annum provided that the first four months of interest shall be guaranteed.
●	The September 2022 Jefferson Note carries an original issue discount of $2,500 (“September 2022 Jefferson OID”).
●	The September 2022 Jefferson Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the September 2022 Jefferson Note, the Company received net proceeds of $25,000 and used such proceeds for working capital. Upon issuance of the September 2022 Jefferson Note and the September 2022 Jefferson Warrant, the Company allocated the $25,000 in net proceeds received between the fair market value of the beneficial conversion feature of the September 2022 Jefferson Commitment Shares and the September 2022 Jefferson Warrant. The fair value of the beneficial conversion feature of the September 2022 Jefferson Note was $24,147, and the fair value of the September 2022 Jefferson Warrant was $853. The combination of these two components as well as the September 2022 Jefferson OID resulted in a total debt discount at issuance of $27,500 which is accreted over the term of the September 2022 Jefferson Note.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $19,809 and $19,809, respectively, which included $18,709 and $18,709, respectively, related to the accretion of the debt discount and accrued interest in the amount of $1,100 and $1,100, respectively.

As of November 30, 2022, the carrying value of the September 2022 Jefferson Note was $18,709, net of $8,709 in unaccreted debt discount.

September 2022 GS Capital Securities 12% Convertible Promissory Note

On September 13, 2022, the Company entered into a securities purchase agreement (the “September 2022 GS SPA”) with GS, pursuant to which the Company issued (i) a 12% convertible promissory note (the “September 2022 GS Note”) in the principal sum of $11,000 (the “September 2022 GS Principal Sum”) and (ii) a three-year warrant (“September 2022 GS Warrant”) to purchase 18,000 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the September 2022 GS SPA and September 2022 GS Note:

●	The September 2022 GS Note matures on January 8, 2023 (the “September 2022 GS Maturity Date”).
●	At its election, GS may convert the September 2022 GS Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $0.02 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the September 2022 GS Principal Sum at the rate of 12% per annum provided that the first four months of interest shall be guaranteed.
●	The September 2022 GS Note carries an original issue discount of $1,000 (“September 2022 GS OID”).
●	The September 2022 GS Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the September 2022 GS Note, the Company received net proceeds of $25,000 and used such proceeds for working capital. Upon issuance of the September 2022 GS Note and the September 2022 GS Warrant, the Company allocated the $10,000 in net proceeds received between the fair market value of the beneficial conversion feature of the September 2022 GS Note and the September 2022 GS Warrant. The fair value of the beneficial conversion feature of the September 2022 GS Note was $9,604, and the fair value of the September 2022 GS Warrant was $396. The combination of these two components as well as the September 2022 GS OID resulted in a total debt discount at issuance of $11,000 which is accreted over the term of the September 2022 GS Note.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $7,473 and $7,473, respectively, which included $7,033 and $7,033, respectively, related to the accretion of the debt discount and accrued interest in the amount of $440 and $440, respectively.

As of November 30, 2022, the carrying value of the September 2022 GS Note was $7,033, net of $3,967 in unaccreted debt discount.

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

During the quarter ended November 30, 2022, the Company did not make any principal payments. For the quarter ended November 30, 2022, the company recognized $7,969 in total interest expense associated with Secured Note One, comprised of $3,118 in accrued interest payable and $4,851 in accretion expense related to the original issuance discount and debt discount related to the warrants.

During the six months ended November 30, 2022, the Company paid $4,500 on the Secured Note One. For the six months ended November 30, 2022, the company recognized $15,976 in total interest expense associated with Secured Note One, comprised of $1,077 in cash interest payments, $5,197 in accrued interest payable and $9,702 in accretion expense related to the original issuance discount and debt discount related to the warrants.

As of November 30, 2022, the carrying value of Secured Note One is $47,119, net of $77,613 in unaccreted debt discounts.

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

During the quarter ended November 30, 2022, the Company did not make any made principal payments on Secured Note Two. For the quarter ended November 30, 2022, the company recognized $4,789 in total interest expense associated with Secured Note Two, comprised of $1,878 in accrued interest payable and $2,911 in accretion expense related to the original issuance discount and debt discount related to the warrants.

For the six months ended November 30, 2022, the company recognized $9,597 in total interest expense associated with Secured Note Two, comprised of $646 in cash interest payments, $3,130 in accrued interest payable and $5,821 in accretion expense related to the original issuance discount and debt discount related to the warrants.

As of November 30, 2022, the carrying value of Secured Two Note is $28,550, net of $46,568 in unaccreted debt discounts.

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

During the quarter ended November 30, 2022, the Company recognized interest expense of $0 with no comparable amount during the prior period. During the six months ended November 30, 2022, the Company recognized interest expense of $339 with no comparable amount during the prior period.

Other Short Term Note Payable

During 2020, the Company received loan proceeds in the amount of $82,235 under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). During the year ended May 31, 2022, $40,500 of the obligation was forgiven by the Small Business Administration. As of November 30, 2022, the outstanding balance of this obligation was $41,735.

NOTE 9 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of November 30, 2022, there was one share of preferred stock issued or outstanding. As of May 31, 2022, there were no shares of preferred stock issued and outstanding.

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

Common Stock

As of November 30, 2022, the Company is authorized to issue 36,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the shares of the Common Stock are entitled to one vote for each share.

On September 1, 2022, the Board and stockholders holding a majority of the voting power of the issued and outstanding capital stock of the Company, including the Series X Preferred, approved an amendment (the “Amendment”) to the Company’s third amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”) increasing the number of our authorized shares of Common Stock from 36,000,000 to 250,000,000.

On December 16, 2022, the Company filed a definitive information statement on Schedule 14C relating to the Amendment. The exact timing of the authorized share increase will be determined by the Company’s Board based on its evaluation as to when such action will be the most advantageous to the Company and its stockholders, and the effective date will be publicly announced. In no event will the authorized share increase be effective sooner than 20 days after the Company mails the definitive information statement on Schedule 14C and accompanying notice to the Company’s stockholders. The Board retains the authority to abandon the increase in authorized shares for any reason at any time prior to the effective date of the increase in authorized shares.

On January 20, 2023, the Company filed the Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to increase the Company’s authorized shares of Common Stock from 36,000,000 to 250,000,000. Accordingly, following the filing of the Amendment, the Company has 250,000,000 authorized shares of Common Stock and 1,000,000 shares of preferred stock, par value $0.0001 per share.

As of November 30, 2022, and May 31, 2022, there were 9,576,161 and 1,830,818 shares of Common Stock issued and outstanding, respectively. During the six months ended November 30, 2022, the Company issued shares of its Common Stock as follows:

Issuances Related to Officers, Directors, and Third-Party Vendors:

●	On June 1, 2022, the Company issued 100,000 shares of its Common Stock, valued at $1.22 per share, as consideration for $100,000 in account payable due to a third-party vendor and recognized a loss on issuance of shares of $22,000;
●	On June 24, 2021, the Company issued 1,667 shares of its Common Stock, valued at $2.81 per share, as compensation to officers and directors of the Company and recognized a gain on issuance of shares of $316;

●	On June 24, 2021, the Company issued 3,571 shares of its Common Stock, valued at $1.35 per share, as compensation to officers and directors of the Company and recognized a gain on issuance of shares of $179;
●	On June 30, 2022, the Company issued 100,000 shares of its Common Stock, valued at $0.47 per share, as consideration for $50,000 in account payable due to a third-party vendor and recognized a gain on issuance of shares of $3,000;
●	On August 4, 2022, the Company issued 100,000 shares of its Common Stock, valued at $0.12 per share, as consideration for $5,000 in account payable due to a third-party vendor and recognized a loss on issuance of shares of $7,000;
●	On August 30, 2022, the Company issued 112,000 shares of its Common Stock, valued at $0.06 per share, as consideration for $5,000 in account payable due to a third-party vendor and recognized a loss on issuance of shares of $1,720.
●	On September 29, 2022, the Company issued 160,000 shares of its Common Stock, valued at $0.162 per share, as consideration for $25,000 in account payable due to a third-party vendor and recognized a loss on issuance of shares of $872; and
●	On November 10, 2022, the Company issued 340,000 shares of its Common Stock, valued at $0.043 per share, as consideration for $6,800 in account payable due to a third-party vendor and recognized a loss on issuance of shares of $7,650.

Issuances Related to Conversions of March 2021 FirstFire Note:

●	On July 27, 2022, the Company issued 95,000 shares of its Common Stock, valued at $0.13, to FirstFire upon conversion of $9,500 in principal due under the March 2021 FirstFire Note. In association with this issuance, the Company recognized $2,850 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On September 29, 2022, the Company issued 150,000 shares of its Common Stock, valued at $0.162, to an FirstFire upon conversion of $3,000 in principal due under the March 2021 FirstFire Note. In association with this issuance, the Company recognized $21,255 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On October 3, 2022, the Company issued 200,000 shares of its Common Stock, valued at $0.092, to FirstFire upon conversion of $4,000 in principal due under the March 2021 FirstFire Note. In association with this issuance, the Company recognized $14,440 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On October 6, 2022, the Company issued 248,000 shares of its Common Stock, valued at $0.037, to FirstFire upon conversion of $4,960 in principal due under the March 2021 FirstFire Note. In association with this issuance, the Company recognized $4,156 as a loss on the extinguishment of debt (See Note 8 – Debt); and
●	On November 10, 2022, the Company issued 358,000 shares of its Common Stock, valued at $0.043, to FirstFire upon conversion of $7,160 in principal due under the March 2021 FirstFire Note. In association with this issuance, the Company recognized $8,055 as a loss on the extinguishment of debt (See Note 8 – Debt).

Issuances Related to Conversions of June 2021 GS Note:

●	On July 18, 2022, the Company issued 599,350 shares of its Common Stock, valued at $0.19, to GS upon conversion of $53,000 in principal and $6,935 in associated accrued interest payable due under the June 2021 GS Note. In association with this issuance, the Company recognized $53,942 as a loss on the extinguishment of debt (See Note 8 – Debt).

Issuances Related to Conversions of August 2021 Jefferson Note:

●	On August 23, 2022, the Company issued 110,000 shares of its Common Stock, valued at $0.075, to an Jefferson upon conversion of $10,000 in principal and $1,000 in fees due under the August 2021 Jefferson Note. In association with this issuance, the Company recognized $2,750 as a gain on the extinguishment of debt (See Note 8 – Debt);
●	On September 29, 2022, the Company issued 150,000 shares of its Common Stock, valued at $0.162, to Jefferson upon conversion of $2,000 in principal and $1,000 in fees due under the August 2021 Jefferson Note. In association with this issuance, the Company recognized $21,255 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On October 9, 2022, the Company issued 290,000 shares of its Common Stock, valued at $0.036, to Jefferson upon conversion of $4,800 in principal and $1,000 in fees due under the August 2021 Jefferson Note. In association with this issuance, the Company recognized $4,640 as a loss on the extinguishment of debt (See Note 8 – Debt); and
●	On October 11, 2022, the Company issued 380,000 shares of its Common Stock, valued at $0.042, to Jefferson upon conversion of $6,600 in principal and $1,000 in fees due under the August 2021 Jefferson Note. In association with this issuance, the Company recognized $8,360 as a loss on the extinguishment of debt (See Note 8 – Debt).

Issuances Related to Conversions of September 2021 Ionic Note:

●	On July 28, 2022, the Company issued 67,755 shares of its Common Stock, valued at $0.13, to Ionic upon conversion of $6,776 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $2,033 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On September 2, 2022, the Company completed the issuance of 150,000 shares of its Common Stock to Ionic related to the conversion of $15,000 in principal due under the September 2021 Ionic Note converted during the quarter ended August 31, 2022 at a fair value of $0.07 with an associated gain of $4,500 (See Note 8 – Debt);
●	On September 10, 2022, the Company issued 155,000 shares of its Common Stock, valued at $0.05, to Ionic upon conversion of $3,100 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $4,650 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On September 27, 2022, the Company issued 160,000 shares of its Common Stock, valued at $0.03, to Ionic upon conversion of $3,200 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $1,600 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On September 29, 2022, the Company issued 160,000 shares of its Common Stock, valued at $0.162, to Ionic upon conversion of $3,200 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $22,672 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On September 30, 2022, the Company issued 400,000 shares of its Common Stock, valued at $0.13, to Ionic upon conversion of $8,000 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $44,000 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On October 3, 2022, the Company issued 440,000 shares of its Common Stock, valued at $0.092, to Ionic upon conversion of $8,800 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $31,768 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On October 5, 2022, the Company issued 265,000 shares of its Common Stock, valued at $0.044, to Ionic upon conversion of $5,300 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $6,360 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On October 6, 2022, the Company issued 265,000 shares of its Common Stock, valued at $0.037, to Ionic upon conversion of $5,300 in principal due the September 2021 Ionic Note. In association with this issuance, the Company recognized $4,441 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On October 7, 2022, the Company issued 265,000 shares of its Common Stock, valued at $0.036, to Ionic upon conversion of $5,300 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $4,240 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On October 24, 2022, the Company issued 340,000 shares of its Common Stock, valued at $0.027, to Ionic upon conversion of $6,800 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $2,210 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On November 7, 2022, the Company issued 360,000 shares of its Common Stock, valued at $0.022, to Ionic upon conversion of $7,200 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $720 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On November 10, 2022, the Company issued 380,000 shares of its Common Stock, valued at $0.043, to Ionic upon conversion of $7,600 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $8,550 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On November 11, 2022, the Company issued 385,000 shares of its common stock, valued at $0.038, to Ionic upon conversion of $7,700 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $6,911 as a loss on the extinguishment of debt (See Note 8 – Debt); and
●	On November 17, 2022, the Company issued 455,000 shares of its Common Stock, valued at $0.028, to Ionic upon conversion of $9,100 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $3,640 as a loss on the extinguishment of debt (See Note 8 – Debt).

Warrants

As of November 30, 2022, the Company has issued and outstanding warrants to purchase shares of its Common Stock as follows:

	Number of
Issue	Warrants	Vesting	Termination	Exercise
Date	Outstanding	Date	Date	Price
11/20/2018	682,688	11/20/2018	11/20/2023	$92.00
5/31/2019	120,313	5/31/2019	5/31/2024	$32.00
6/1/2020	3,125	6/1/2020	6/1/2025	$32.00
6/10/2021	750,000	6/10/2021	6/10/2024	$0.02
6/18/2021	100,000	6/18/2021	6/10/2024	$20.00
8/4/2021	365,000	8/4/2021	10/12/2024	$13.00
8/23/2021	156,250	8/23/2021	8/23/2024	$0.02
8/31/2021	187,480	8/31/2021	8/31/2024	$0.02
9/17/2021	40,000	9/17/2021	9/17/2024	$0.02
9/28/2021	729,167	9/28/2021	9/28/2024	$0.02
10/1/2021	40,000	10/1/2021	10/1/2024	$0.02
11/18/2021	48,000	11/18/2021	11/18/2024	$0.02
3/21/2022	137,500	3/21/2022	3/21/2025	$0.02
4/1/2022	37,500	4/1/2022	4/1/2025	$0.02
7/14/2022	200,000	7/14/2022	7/14/2025	$0.02
9/8/2022	285,454	9/8/2022	9/8/2025	$1.00
9/13/2022	18,000	9/8/2022	9/13/2025	$1.00
	3,900,477

During the quarter and six months ended November 30, 2022, the Company issued 303,454 and 503,454 warrants, respectively, to acquire shares of Common Stock to accredited investors in association with issued debt instruments (See Note 8 – Debt). Upon issuance, the fair value of these warrants was estimated at the date of issuance using the Black-Scholes option-pricing model with the following assumptions: (i) exercise price of $1.00 per share; (ii) expected dividend yield of 0%; (iii) expected volatility of 134% to 147%; (iv) risk-free interest rates of 3.16% - 3.75%; and (v) term of 3.0 years.

During the quarter and six months ended November 30, 2021, the Company issued to accredited investors in association with issued, amended, or extinguished debt instruments 857,167 and 2,315,897 warrants to acquire shares of Common Stock, respectively.

During the quarter and six months ended November 30, 2021, the Company sold zero and 100,000 warrants, respectively, to an accredited investor. The 100,000 warrants were sold for an aggregate purchase price of $100,000. Each warrant has an exercise price of $20.00 per share of Common Stock, became exercisable upon issuance, and expire on the third anniversary of issuance. No similar activity occurred during the quarter or six months ended November 30, 2022.

Stock-Based Compensation

The Company did not grant any options to purchase its common shares during the six months ended November 30, 2022. During the six months ended November 22, 2021, the Company granted 275,000 options to purchase shares of its Common Stock to an officer and former officer of the company.

The table below presents option activity for the six months ended November 30, 2022:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)
Balance at May 31, 2022	462,500	2.77	2.93
Options exercised	-	-	-
Options granted	-	-	-
Options expired	-	-	-
Options forfeited	(72,500)	2.77	2.68
Outstanding at November 30, 2022	390,000	2.77	2.43
Exercisable at November 30, 2022	390,000	2.77	2.43

Stock based compensation expense related to options for the quarters ended November 30, 2022, and 2021, amounted to $75,582 and $366,721, respectively. Stock based compensation expense related to options for the six months ended November 30, 2022, and 2021, amounted to $165,179 and $366,721, respectively. Unrecognized compensation expense related to outstanding options amounted to $0 and $183,361 as of November 30, 2022, and 2021, respectively.

NOTE 10 — DERIVATIVE LIABILITY

Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described above, the conversion price of certain equity-linked instruments decreased to $0.02 per share. With this decrease, the number of shares of Common Stock into which these instruments were convertible exceeded the authorized but unissued shares of Common Stock. After application of the Company’s Sequencing Policy, the Company record a derivative liability related to the shares underlying these instruments that exceeded the authorized but unissued shares of Common Stock the pursuant to ASC 815.

During the three months ended November 30, 2022, the Company recorded the derivative liability on 226,172,445 shares of Common Stock underlying certain warrant and convertible promissory notes by first analyzing the fair value of the derivative liability shares utilizing the Black-Scholes option-pricing model with the following assumptions: (i) conversion price of the applicable instrument; (ii) expected dividend yield of 0%; (iii) expected volatility ranging from 130.3% to 305.4%; (iv) risk-free interest rates ranging from 3.2% to 4.1%; and (v) expected remaining term ranging from 0.66 to 2.88 years. While the Company utilized the Black-Scholes option-pricing model for recording of the derivative liabilities, a supplemental analysis was conducted utilizing the binomial tree model with identical inputs as used in the Black-Scholes option-pricing model. This analysis resulted in fair value with immaterial, de minimus variances.

For the convertible promissory notes, the Company assessed whether, at inception, the convertible promissory note contained a debt discount equal to or less than the original principal value of the instrument. In such cases where the original debt discount was less than the original principal value of the note, the Company recorded a new debt discount that is to be accreted over the remaining term of the note. The difference between the value of the derivative liability as described above and the debt discount, if any, is recorded to additional paid in capital.

During the reporting period, any conversions of convertible promissory notes into shares of Common Stock or other issuances of Common Stock are assessed. During the three months ended November 30, 2022, after the recording of the original derivative liability, the Company recorded a derivative liability on as additional 500,000 shares of Common Stock at the then current inputs to the Black-Scholes option-pricing model.

At the end of the reporting period, the fair market value of the derivative liability is remeasured utilizing the Black-Scholes option-pricing model with then-current inputs. Any resulting variances in the derivative liability are recorded as a gain or loss on the measurement of the liability in the income statement.

During the three and six months ended November 30, 2022, the Company recorded an initial aggregate derivative liability of $10,832,403, with adjustment during the periods of a decrease in the derivative liability of $52,574. Offsetting these amounts, the Company recorded $10,485,603 to additional paid in capital and $294,227 in new debt discount. At the end of the reporting period, the Company remeasured the fair market value of the aggregate derivative liability resulting in a gain on change in value of the derivative liability of $7,389,820, recorded on the statement of operations, bringing the ending balance of the derivative liability to $3,390,009. In addition, during the reporting period, the Company recorded $127,407 in interest expense related to the new debt discount.

The table below presents the derivative liability balances as of November 30, 2022 and May 31, 2022:

Derivative Liability
Balance at May 31, 2022	$-
Initial derivative liability recorded in additional paid in capital	10,485,603
Derivative liability recorded as debt discount	294,226
Gain on change in value of derivative liability	(7,389,820)
Balance at November 30, 2022	$3,390,009

NOTE 11 — SUBSEQUENT EVENTS

Conversion of Convertible Promissory Notes

Subsequent to the reporting period, the holders of $242,204 of the Company’s convertible notes converted principal and related fees under such notes into an aggregate of 12,110,208 shares of Common Stock.

Amendment to Articles of Incorporation

On January 20, 2023, the Company filed the Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to increase the Company’s authorized shares of Common Stock from 36,000,000 to 250,000,000. Accordingly, following the filing of the Amendment, the Company has 250,000,000 authorized shares of Common Stock and 1,000,000 shares of preferred stock, par value $0.0001 per share.

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

On December 15, 2022, the parties entered into Amendment No. 1 to Exchange Agreement (“Amendment No. 1”). Pursuant to the terms of Amendment No. 1, the termination date was amended to be February 1, 2023. Except as set forth in Amendment No. 1, the Exchange Agreement remains in full force and effect.

As of the date of the filing of this Quarterly Report on Form 10-Q, the Exchange Agreement, as amended, has not been terminated.

2023 Ionic Ventures Securities Purchase Agreement and 12% Convertible Promissory Note

On January 30, 2023, the Company entered into a securities purchase agreement (the “2023 Ionic SPA”), dated as of January 30, 2023, with Ionic Ventures, LLC (“Ionic”), pursuant to which the Company issued a 12% promissory convertible note (the “2023 Ionic Note”) with a maturity date of May 30, 2023, in the principal sum of $35,200. Pursuant to the terms of the 2023 Ionic Note, the Company agreed to pay to Ionic $35,200 and to pay interest on the principal balance at the rate of 12% per annum. The 2023 Ionic Note carries an original issue discount of $3,200. Accordingly, Ionic paid the purchase price of $32,000 in exchange for the 2023 Ionic Note. The Company intends to use the proceeds for working capital. Ionic may convert the 2023 Ionic Note into the Company’s Common Stock (subject to the beneficial ownership limitations of 4.99% in the 2023 Ionic Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by Ionic upon, at the election of Ionic, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $0.0175 per share, as the same may be adjusted as provided in the 2023 Ionic Note.

The Company may prepay the 2023 Ionic Note in accordance with the terms of the 2023 Ionic Note, with the understanding that $1,056 of interest is guaranteed and earned in full as of January 30, 2023. The 2023 Ionic Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the 2023 Ionic Note or the 2023 Ionic SPA.

Upon the occurrence of any Event of Default (as defined in the 2023 Ionic Note), which has not been cured within the time prescribed in the 2023 Ionic Note, it shall become immediately due and payable and the Company shall pay to Ionic, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

The 2023 Ionic SPA contains certain scrivener’s errors referencing a warrant although the parties to the 2023 Ionic SPA did not contemplate the issuance of a warrant in this transaction. The Company is in the process of preparing an amendment to the 2023 Ionic SPA to remove the inadvertent references to a warrant.

2023 FirstFire Securities Purchase Agreement and 12% Convertible Promissory Note

On January 30, 2023, the Company entered into a securities purchase agreement (the “2023 FirstFire SPA”), dated as of January 30, 2023, with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which the Company issued a 12% promissory convertible note (the “2023 FirstFire Note”) with a maturity date of May 30, 2023, in the principal sum of $35,200. Pursuant to the terms of the 2023 FirstFire Note, the Company agreed to pay to FirstFire $35,200 and to pay interest on the principal balance at the rate of 12% per annum. The 2023 FirstFire Note carries an original issue discount of $3,200. Accordingly, FirstFire paid the purchase price of $32,000 in exchange for the 2023 FirstFire Note. The Company intends to use the proceeds for working capital. FirstFire may convert the 2023 FirstFire Note into the Company’s Common Stock (subject to the beneficial ownership limitations of 4.99% in the 2023 FirstFire Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by FirstFire upon, at the election of FirstFire, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $0.0175 per share, as the same may be adjusted as provided in the 2023 FirstFire Note.

The Company may prepay the 2023 FirstFire Note in accordance with the terms of the 2023 FirstFire Note, with the understanding that $1,056 of interest is guaranteed and earned in full as of January 30, 2023. The 2023 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the 2023 FirstFire Note or the 2023 FirstFire SPA.

Upon the occurrence of any Event of Default (as defined in the 2023 FirstFire Note), which has not been cured within the time prescribed in the 2023 FirstFire Note, it shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

The 2023 FirstFire SPA contains certain scrivener’s errors referencing a warrant although the parties to the 2023 FirstFire SPA did not contemplate the issuance of a warrant in this transaction. The Company is in the process of preparing an amendment to the 2023 FirstFire SPA to remove the inadvertent references to a warrant.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors sections of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022, as filed with the SEC, as the same may be updated from time to time, including in this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are an esports organization, that is capitalizing on the growth in esports through two business units: PLAYlive Nation, Inc. (“PLAYlive”) and Simplicity One Brasil Ltda (“Simplicity One”). During the first quarter of the fiscal year ending May 31, 2023, in an effort to focus on business operations that were currently profitable, the Company sold its League of Legends franchise asset, and exited business operations in Brazil. Funding the Brazilian business operations created a monthly cash burn of approximately $45,000. The Company sold the franchise asset to Brazilian esports organization Los Grandes for total consideration of 1,920,000 Brazilian Reais (approximately $392,000 as of June 10, 2022, the closing date of the sale) to be paid in five equal quarterly installments.

Our Gaming Centers

As of November 30, 2022 and March 8, 2023, our operations consisted of six and six locations, respectively, throughout the U.S., giving casual gamers the opportunity to play in a social setting with other members of the gaming community, with no corporate owned locations as of November 30, 2022. Management is exploring strategic alternatives, including merger and acquisition opportunities, and is focused on high margin, lower capital expenditure business strategies in the esports gaming industry, specifically focused on software development and software as a service for the family entertainment industry.

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

Corporate Gaming Centers

As of November 30, 2022, all Company-owned store have been sold or closed. Management is exploring strategic alternatives, including merger and acquisition opportunities, and is focused on high margin, lower capital expenditure business strategies in the esports gaming and entertainment industry.

Franchised Gaming Centers

As of November 30, 2022 and March 8, 2023, we had six and six franchised locations, respectively. Due to interest from potential franchisees, in 2019 we launched a franchising program to accelerate the expansion of our planned nationwide footprint. We sell specific franchise territories, through our wholly owned subsidiary PLAYlive, and assist with the establishment and buildout of esports gaming centers to potential business owners that desire to use our branding, infrastructure and process to open and operate gaming centers. We currently operate six fully constructed franchise esports gaming centers. Franchise revenue is generated from the sale of franchise territories, supplying furniture, equipment and merchandise to the franchisees for buildout of their centers, a gross sales royalty fee and a national marketing fee. We license the use of our branding, assist in identifying and negotiating commercial locations, assist in overseeing the buildout and development, provide access to proprietary software for point of sale, inventory management, employee training and other HR functions. Franchisees also have an opportunity to participate in our national esports tournament events. Once an esports gaming center is opened, we provide operational guidance, support and use of branding elements in exchange for a monthly royalty fee calculated as 6% of gross sales. Prior to selling a franchise, among other things, the Company is required to provide a potential franchisee with a franchise disclosure document. We do not currently have an active franchise disclosure document.

COVID-19

As a result of COVID-19, all of our corporate and franchised Simplicity Esports Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Esports Gaming Centers on May 1, 2020, and subsequently reopened the majority of its Simplicity Gaming Centers. Subsequently, the Company closed 12 of its 17 corporate owned esports gaming center locations. As of November 30, 2022, our operations consisted of six franchisee owned locations. Although our franchise agreements with franchisees of Simplicity Esports Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Esports Gaming Centers are operating, a limited number of the franchisees of Simplicity Esports Gaming Centers have defaulted on their obligations to pay their minimum monthly royalty payment to us. This has resulted in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. As of November 30, 2022, we recorded an allowance for doubtful accounts of approximately $71,708 and have written off $29,829, partly in conjunction with taking back certain franchises and converting them to company owned stores. Notwithstanding our efforts to support franchisees and still collect on receivables, it is unclear exactly how much of the increase in accounts receivables is attributable to the impact of COVID-19. Beginning in July 2020, we have waived the minimum monthly royalty payment obligations and are instead billing the franchisees a true-up of 6% of gross sales without a minimum. We continue to assess possible similar accommodations to the franchisees in light of the impact of COVID-19. Additionally, the disruptions in commercial real estate caused by COVID-19 lockdowns have allowed the Company to strengthen its existing relationships with national landlords by signing new locations with percentage rent leases.

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

The measures taken to date adversely impacted the Company’s business during the quarter ended November 30, 2022 and will potentially continue to impact the Company’s business. Management observes that all business segments continue to be impacted by reduced foot traffic that began as a result of COVID-19 lockdowns and has continued as consumer habits have changed.

Our Financial Position

For the three months ended November 30, 2022 and 2021, we generated revenues of $175,317 and $843,815, respectively, and reported net income (loss) attributable to common shareholders of $5,551,711 and $(2,129,297), respectively.

For the six months ended November 30, 2022 and 2021, we generated revenues of $519,430 and $1,748,655, respectively, reported net income (loss) attributable to common shareholders of $1,394,601 and $(6,340,204), respectively, and had cash flow used in operating activities of $517,598 and $2,105,623, respectively. As of November 30, 2022, we had an accumulated deficit of $28,443,843.

There is substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations, as well as our dependence on private equity and financings.

Results of Operations

The following table summarizes our operating results for the three and six months ended November 30, 2022 and 2021:

	For the Three Months Ended		For the Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021

Franchise revenue, fees and other	$32,975	$96,953	$70,955	$159,311
Company-owned stores sales	141,220	681,732	443,836	1,355,233
Esports revenue	1,122	65,130	4,639	234,111
Total Revenues	175,317	843,815	519,430	1,784,655
Less: Cost of goods sold	(73,448)	(485,394)	(167,896)	(1,092,516)
Gross margin	101,869	358,421	351,534	656,139
Operating expenses	1,151,217	1,407,736	4,862,771	3,603,910
Other income (expense)	6,594,583	(1,116,411)	5,971,624	(3,483,699)
Net (income) loss attributable to non-controlling interest	$6,476	$36,429	$(65,786)	$91,266
Net income (loss) attributable to common shareholders	$5,551,711	$(2,129,297)	$1,394,601	$(6,340,204)

Summary of Statement of Operations for the Three and Six Months Ended November 30, 2022 and 2021:

Revenue

For the three months ended November 30, 2022, our revenues decreased by $668,498, as compared to the three months ended November 30, 2021. For the six months ended November 30, 2021, our revenues decreased by $1,229,225, as compared to the six months ended November 30, 2021. These decreases were primarily due to the decrease in both the number of company-owned stores and franchised locations.

Cost of Goods Sold

Cost of goods sold for the three months ended November 30, 2022, and 2021 was $73,448 and $485,394, respectively, representing a decrease of $411,946 primarily due to decreased revenues. Cost of goods sold for the six months ended November 30, 2022, and 2021 was $167,896 and $1,902,516, respectively, representing a decrease of $924,620 primarily due to decreased revenues.

Operating Expenses

Compensation and related benefits

Compensation and related benefits for the three months ended November 30, 2022, and 2021 was $230,099 and $845,886, respectively, representing a decrease of $615,787. Compensation and related benefits for the six months ended November 30, 2022, and 2021 was $793,540 and $2,149,012, respectively, representing a decrease of $1,355,472. Compensation and related benefits consist of salaries and stock-based compensation, health benefits and related payroll taxes. The decrease is primarily due to the decrease in the number of employees and lower stock-based compensation expense.

Professional fees

Professional fees for the three months ended November 30, 2022, and 2021 was $197,385 and $129,723, respectively, representing an increase of $67,662. The increase in expenses is primarily due to increased accounting fees in the current period related to the annual audit. Professional fees for the six months ended November 30, 2022, and 2021 was $276,756 and $579,076, respectively, representing a decrease of $302,320. Professional fees consist of costs for audits, accountants, attorneys, consultants and the costs for other experts. The decrease is primarily due to the decrease in legal expenses related to issuance of debt instruments during the prior period.

General and Administrative Expenses

General and administrative expenses for the three months ended November 30, 2022, was $260,328 as compared to $432,127 for the three months ended November 30, 2021, representing a decrease of $171,799. General and administrative expenses for the six months ended November 30, 2022, was $533,754 as compared to $875,822 for the six months ended November 30, 2021, representing a decrease of $342,068. The decrease is primarily due to the decrease in the number of company-owned stores and the associated expenses (rent, utilities, computer expenses, insurance) to maintain the stores.

Loss from Operations

For the three months ended November 30, 2022, loss from operations amounted to $1,049,348 as compared to $1,049,315 for the three months ended November 30, 2021, representing an increase of $33. For the six months ended November 30, 2022, loss from operations amounted to $4,511,237 as compared to $2,947,771 for the six months ended November 30, 2021, representing an increase of $1,563,466.

Other Expense

For the three months ended November 30, 2022, other income amounted to $6,594,583 as compared to other loss of $1,116,411 for the three months ended November 30, 2021, representing an increase of $7,710,994. The increase in other income and expenses was primarily attributable to the recognition of a change in the derivative liability $7,389,820 and a gain on the disposition of certain assets of $154,348, both without comparable activity in the prior period. These were offset by a loss on the extinguishment of debt of $223,924 during the three months ended November 30, 2022 as compared to a gain of $29,168 during the prior quarter as well as interest expense of $720,714 during the three months ended November 30, 2022, compared to $1,145,794 during the prior period.

For the six months ended November 30, 2022, other income amounted to $5,971,624 as compared to other expense of $3,483,699 for the six months ended November 30, 2021, representing an increase of $9,455,323. The increase in other income and expenses was primarily attributable to the recognition of a change in the derivative liability $7,389,820 and a gain on the disposition of certain assets of $395,272, both without comparable activity in the prior period. These were offset by a loss on the extinguishment of debt of $275,498 during the six months ended November 30, 2022 as compared to a loss of $1,730,801 during the prior period as well as interest expense of $1,567,831 during the six months ended November 30, 2022, compared to $1,805,490 during the prior period.

Net Income (Loss)

Net income for the three months ended November 30, 2022, was $5,545,235 as compared to a net loss of $2,165,726 for the three months ended November 30, 2021, representing an improvement of $7,710,961. Net income for the six months ended November 30, 2022, was $1,460,387 as compared to a net loss of $6,431,470 for the six months ended November 30, 2021, representing an improvement of $7,891,857.

Liquidity and Capital Resources

As of November 30, 2022, we had cash of $64,074, which is available for use by us to cover the Company’s costs. In addition, as of November 30, 2022, we had accrued expenses of $1,848,701.

For the six months ended November 30, 2022, cash used in operating activities amounted to $517,598 primarily resulting from a net income of $1,460,387; non cash interest expense of $1,440,139, representing a decrease of $256,256 over the prior period; impairment losses of $3,261,186 with no comparable activity in the prior period; a loss on the extinguishment of debt of $275,498, representing a decrease of $1,455,303 from the prior period; and stock-based compensation expense of $165,179, representing a decrease of $1,053,635 from the prior period. These adjustments were offset by a change in the derivative liability of $7,389,820 with no comparable activity in the prior period and a $395,272 gain on the disposition of certain assets, representing an increase of $392,915 over the prior period. Changes in our operating liabilities and assets provided cash of $553,851.

We will need to raise additional funds in order to meet the expenditures required for operating our business.

Going Concern

The Company’s unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the unaudited consolidated financial statements, as of November 30, 2022, the Company had an accumulated deficit of $28,443,843, a working capital deficit of $10,106,601, net income attributable to the common shareholders of $5,551,711 for the three months ended November 30, 2022, and net income attributable to common shareholders of $1,394,601 for the six months ended November 30, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the of the date that the unaudited financial statements are issued.

The Company has an operational business and generates revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of private and/or public offerings. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As a result of COVID-19, all of our corporate and franchised Simplicity Esports Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Esports Gaming Centers on May 1, 2020, and subsequently reopened a majority of its Simplicity Gaming Centers. Subsequently, the Company closed 12 of its 17 corporate-owned esports gaming center locations. As of November 30, 2022, our operations consisted of six franchisee owned locations. Although our franchise agreements with franchisees of Simplicity Esports Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Esports Gaming Centers are operating, a limited number of the franchisees of Simplicity Esports Gaming Centers have defaulted on their obligations to pay their minimum monthly royalty payment to us. Beginning in July 2020, we have waived the minimum monthly royalty payment obligations and are instead billing the franchisees a true-up of 6% of gross sales without a minimum. We continue to assess possible similar accommodations to the franchisees in light of the impact of COVID-19. The franchisees’ defaults have resulted in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. As of November 30, 2022, we recorded an allowance for doubtful accounts of approximately $71,708 and have written off $29,829, partly in conjunction with taking back certain franchises and converting them to company owned stores. Notwithstanding our efforts to support franchisees and still collect on receivables, it is unclear exactly how much of the increase in accounts receivables is attributable to the impact of COVID-19. Additionally, the disruptions in commercial real estate caused by COVID-19 lockdowns have allowed the Company to strengthen its existing relationships with national landlords by signing new locations with percentage rent leases.

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

The measures taken to date adversely impacted the Company’s business during the quarter ended November 30, 2022, and will potentially continue to impact the Company’s business. Management observes that all business segments continue to be impacted by reduced foot traffic that began as a result of COVID-19 lockdowns and has continued as consumer habits have changed.

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

The Company is party to operating leases at its corporate office and at each of its company-owned store locations which have various terms and payments.

Debt Obligations

	Convertible Promissory Notes	Secured Promissory Notes	Related Party Debt	Short-Term Note Payable
Principal Balance as of May 31, 2022	$5,361,347	$206,772	$247,818	$41,735
Carrying Value as of May 31, 2022	3,093,395	69,636	247,818	41,375
Principal
Borrowings	280,500	-	-	-
Repayments	-	(6,922)	(247,818)	-
Conversions	(207,396)	-	-	-
Totals	$73,105	$(6,922)	$(247,818)	$-
Unamortized Debt Issuance Costs, Beneficial Conversion Feature, and Warrant Discount
Beginning Balance	$(2,267,952)	$(137,136)	$-	$-
Additions	(490,569)	-	-	-
Accretion	1,423,184	12,955	-	-
Ending Balance	$(1,335,337)	$(124,181)	$-	$-

Principal Balance as of November 30, 2022	$5,434,452	$199,850	$-	$41,735
Carrying Value as of November 30, 2022	4,099,115	75,669	-	41,735
Less Short-Term Portion	2,893,538	-	-	41,735
Long Term Portion	$1,205,577	$75,669	$-	$-

Scheduled principal maturities of the Company’s outstanding debt over the next five fiscal years is as follows:

Fiscal year ended May 31,
2023	$1,207,639
2024	4,328,584
2025	45,307
2026	50,051
2027	44,456
Thereafter	-
$5,676,037

Convertible Promissory Notes

February 19, 2021 Labrys 12% Convertible Promissory Note

On February 19, 2021, the Company entered into a securities purchase agreement (the “Labrys SPA”) with Labrys Fund LP (“Labrys”), an accredited investor, pursuant to which the Company issued a 12% convertible promissory note (the “Labrys Note”) with a maturity date of February 19, 2022 (the “Labrys Maturity Date”), in the principal sum of $1,650,000. The terms and conditions of the Labrys Note, as amended, are outlined in the Company’s Annual Report as filed on Form 10-K on September 27, 2022.

On July 16, 2022, the Company and Labrys entered into a second amendment (the “Second Labrys Amendment”) to the Labrys SPA and the Labrys Note, as amended. Pursuant to the terms of the Second Labrys Amendment, the maturity date of the Labrys Note was extended to December 31, 2023.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the Labrys Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the Labrys Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the Labrys Note was further reduced from $0.10 per share to $0.02 per share.

During the quarter and six months ended November 30, 2022, the Company did not make any payments to Labrys. During the quarter and six months ended November 30, 2022, the Company recognized $23,277 and $56,949, respectively, in interest expense associated with the Labrys Note recorded as accrued interest payable.

As of November 30, 2022, the carrying value and face value of the Labrys Note was $890,591 as the debt discount was fully accreted by that date.

March 2021 FirstFire Global 12% Convertible Promissory Note

On March 10, 2021, the Company, entered into a securities purchase agreement (the “March 2021 FirstFire SPA”) with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “FirstFire”), pursuant to which the Company issued a 12% convertible promissory note (“March 2021 FirstFire Note”) with a maturity date of March 10, 2022, in the principal sum of $560,000. The terms and conditions of the March 2021 FirstFire Note, as amended, are outlined in the Company’s Annual Report as filed on Form 10-K on September 27, 2022.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the March 2021 FirstFire Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2021 FirstFire Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the March 2022 FirstFire Note was further reduced from $0.10 per share to $0.02 per share.

Concurrent with the adjustment to the conversion price of certain of the Company’s convertible promissory notes in September 2022 and pursuant to the Company’s Sequencing Policy, the Company recognized a derivative liability associated with the shares of Common Stock underlying the March 2021 FirstFire Note and associated accrued interest (see Note 10 – Derivative Liability) as well as an additional debt discount of $294,227.

During the three months ended August 31, 2022, FirstFire converted $9,500 of the outstanding principal balance of the March 2021 FirstFire Note at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 95,000 shares of common stock to FirstFire at a fair market value of $0.13 per share and recognized a loss on debt extinguishment of $2,850.

On various dates during the three months ended November 30, 2022, FirstFire converted $19,120 of the outstanding principal balance of the March 2021 FirstFire Note at an adjusted conversion price of $0.02 per share. As a result of these conversions, the Company issued 956,000 shares of common stock to FirstFire at fair market values ranging from $0.037 to $0.162 per share and recognized a total loss on debt extinguishment of $47,906 (See Note 9 – Stockholders’ Equity).

During the quarter and six months ended November 30, 2022, the Company recognized $35,332 and $50,317, respectively, in interest expense associated with the March 2021 FirstFire Note recorded as accrued interest payable and $127,407 and $127,407, respectively, in accretion expense related to the new debt discount associated with the derivative liability.

As of November 30, 2022, the carrying value and face value of the March 2021 FirstFire Note was $137,640, net of $343,740 in unaccreted debt discount.

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

The following are the material terms of the June 2021 FirstFire SPA and June 2021 FirstFire Note:

●	The June 2021 FirstFire Note matures on June 10, 2023 (the “June 2021 FirstFire Maturity Date”).
●	At its election, FirstFire may convert the June 2021 FirstFire Note into the Company’s common stock, subject to the beneficial ownership limitations of 4.99% in the June 2021 FirstFire Note; provided however, that the limitation on conversion may be waived up to 9.99%, (the “Beneficial Ownership Limitations”) at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agree to pay interest on the June 2021 Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the June 2021 FirstFire Note after 180 days from June 10, 2021.
●	The June 2021 FirstFire Note carries an original issue discount of $126,666 (“June 2021 FirstFire OID”).
●	The Company may prepay the June 2021 FirstFire Note at any time prior to maturity in accordance with the terms of the June 2021 FirstFire Note (the “Standard Prepayment Terms”).
●	The June 2021 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the June 2021 FirstFire Note or the June 2021 FirstFire SPA. Upon the occurrence of any event of default (as defined in the June 2021 FirstFire Note) which has not been cured within the period stipulated by the June 2021 FirstFire Note, the June 2021 FirstFire Note shall become immediately due and payable and the Company shall pay to FirstFire, in full satisfaction of its obligations hereunder, an amount equal to the June 2021 FirstFire Principal Sum then outstanding plus accrued interest multiplied by 125% (the “Standard Default Terms”).
●	Pursuant to the June 2021 FirstFire SPA, the June 2021 FirstFire Commitment Shares and the shares underlying the June 2021 FirstFire Note and June 2021 FirstFire Warrant carry standard registration rights.

Upon issuance of the June 2021 FirstFire Note, the Company received net proceeds of $1,140,000. Upon issuance of the June 2021 FirstFire Commitment Shares, the June 2021 FirstFire Note, and the June 2021 First Fire Warrant, the Company allocated the $1,140,000 in net proceeds received between the fair market value of the June 2021 FirstFire Commitment Shares, the beneficial conversion feature of the June 2021 FirstFire Note, and the June 2021 FirstFire Warrant.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the June 2021 FirstFire Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the June 2021 FirstFire Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the June 2021 FirstFire Note was further reduced from $0.10 per share to $0.02 per share.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $136,085 and $273,664, respectively, which was related to the accretion of the debt discount.

As of November 30, 2022, the carrying value of the June 2021 FirstFire Note was $804,544, net of $287,123 in unaccreted debt discount.

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

The following are the material terms of the June 2021 GS SPA and June 2021 GS Note:

●	The June 2021 GS Note matures on June 10, 2023 (the “June 2021 GS Maturity Date”).
●	At its election, GS may convert the June 2021 GS Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the June 2021 GS Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the June 2021 GS Note after 180 days from June 10, 2021.
●	The June 2021 GS Note carries an original issue discount of $33,333 (“June 2021 GS OID”).
●	The June 2021 GS Note contains the Standard Prepayment Terms and Standard Default Terms.
●	Pursuant to the June 2021 GS SPA, the June 2021 GS Commitment Shares and the shares underlying the June 2021 GS Note and June 2021 GS Warrant carry standard registration rights.

Upon issuance of the June 2021 GS Note, the Company received net proceeds of $300,000. Upon issuance of the June 2021 GS Commitment Shares, the June 2021 GS Note, and the June 2021 GS Warrant, the Company allocated the $300,000 in net proceeds received between the fair market value of the June 2021 GS Commitment Shares, the beneficial conversion feature of the June 2021 GS Note, and the June 2021 GS Warrant.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the June 2021 GS Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the June 2021 GS Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the June 2021 GS Note was further reduced from $0.10 per share to $0.02 per share.

During the three months ended August 31, 2022, GS converted $53,000 of the outstanding principal balance the June 2021 GS Note and $6,935 in associated accrued interest at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 599,350 shares of common stock to GS at a fair market value of $0.19 per share and recognized a loss on debt extinguishment of $53,942.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $26,671 and $184,884, respectively, related to the accretion of the debt discount.

As of November 30, 2022, the carrying value of the June 2021 GS Note was $169,507, net of $60,492 in unaccreted debt discount.

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

The following are the material terms of the august 2021 Jefferson SPA and August 2021 Jefferson Note:

●	The August 2021 Jefferson Note matures on August 23, 2023 (the “August 2021 Jefferson Maturity Date”).
●	At its election, Jefferson may convert the August 2021 Jefferson Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the August 2021 Jefferson Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the August 2021 Jefferson Note after 180 days from August 23, 2021.
●	The August 2021 Jefferson Note carries an original issue discount of $33,333 (“August 2021 Jefferson OID”).
●	The August 2021 Jefferson Note contains the Standard Prepayment Terms and Standard Default Terms.
●	Pursuant to the August 2021 Jefferson SPA, the August 2021 Jefferson Commitment Shares underlying and the shares underlying the August 2021 Jefferson Note and August 2021 Jefferson Warrant carry standard registration rights.

Upon issuance of the August 2021 Jefferson Note, the Company received net proceeds of $300,000. Upon issuance of the August 2021 Jefferson Commitment Shares, the August 2021 Jefferson Note, and the August 2021 Jefferson Warrant, the Company allocated the $300,000 in net proceeds received between the fair market value of the August 2021 Jefferson Commitment Shares, the beneficial conversion feature of the August 2021 Jefferson Note, and the August 2021 Jefferson Warrant.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the August 2021 Jefferson Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the August 2021 Jefferson Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the August 2021 Jefferson Note was further reduced from $0.10 per share to $0.02 per share.

During the three months ended August 31, 2022, Jefferson converted $10,000 of the outstanding principal balance the August 2021 Jefferson Note and $1,000 in associated fees at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 110,000 shares of common stock to Jefferson at a fair market value of $0.075 per share and recognized a gain on debt extinguishment of $2,750.

On various dates during the three months ended November 30, 2022, Jefferson converted $13,400 of the outstanding principal balance the August 2021 Jefferson Note and $3,000 in associated fees at an adjusted conversion price of $0.02 per share. As a result of these conversions, the Company issued 820,000 shares of common stock to Jefferson at fair market values ranging from $0.036 to $0.162 per share and recognized a loss on debt extinguishment of $34,255 (See Note 9 – Stockholders’ Equity).

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $45,244 and $92,184 respectively, related to the accretion of the debt discount.

As of November 30, 2022, the carrying value of the August 2021 Jefferson Note was $195,725, net of $114,208 in unaccreted debt discount.

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

The following are the material terms of the August 2021 Lucas SPA and August 2021 Lucas Note:

●	The August 2021 Lucas Note matures on August 31, 2023 (the “August 2021 Lucas Maturity Date”).
●	At its election, Lucas may convert the August 2021 Lucas Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the August 2021 Lucas Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the August 2021 Lucas Note after 180 days from August 31, 2021.
●	The August 2021 Lucas Note carries an original issue discount of $20,000 (“August 2021 Lucas OID”).
●	The August 2021 Lucas Note contains the Standard Prepayment Terms and Standard Default Terms.
●	Pursuant to the August 2021 Lucas SPA, the August 2021 Lucas Commitment Shares underlying and the shares underlying the August 2021 Lucas Note and August 2021 Lucas Warrant carry standard registration rights.

Upon issuance of the August 2021 Lucas Note, the Company received net proceeds of $180,000. Upon issuance of the August 2021 Lucas Commitment Shares, the August 2021 Lucas Note, and the August 2021 Lucas Warrant, the Company allocated the $180,000 in net proceeds received between the fair market value of the August 2021 Lucas Commitment Shares, the beneficial conversion feature of the August 2021 Lucas Note, and the August 2021 Lucas Warrant.

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

On July 13, 2022, the Company and Lucas Ventures entered into an Amendment and Waiver Pursuant to Convertible Promissory Note (the “Second Lucas Amendment”). Pursuant to the terms of the Second Lucas Amendment, the parties agreed to extend the maturity date of the August 2021 Lucas Note to December 31, 2023.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $24,932 and $50,137, respectively, related to the accretion of the debt discount.

As of November 30, 2022, the carrying value of the August 2021 Lucas Note was $124,931, net of $75,069 in unaccreted net debt discount comprised of the new debt premium associated with the derivative liability and the original debt discount.

August 2021 LGH Investments, LLC 12% Convertible Promissory Note

On August 31, 2021, the Company and LGH Investments, LLC, (“LGH”) entered into a securities purchase agreement (the “August 2021 LGH SPA”) pursuant to which the Company issued a 12% convertible promissory note (the “August 2021 LGH Note”) in the principal sum of $200,000 (the “August 2021 LGH Principal Sum”).

The following are the material terms of the August 2021 LGH SPA and August 2021 LGH Note:

●	The August 2021 LGH Note matures on August 31, 2023 (the “August 2021 LGH Maturity Date”).
●	At its election, LGH may convert the August 2021 LGH Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the August 2021 LGH Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the August 2021 LGH Note after 180 days from August 31, 2021.
●	The August 2021 LGH Note carries an original issue discount of $20,000 (“August 2021 LGH OID”).
●	The August 2021 LGH Note contains the Standard Prepayment Terms and Standard Default Terms.
●	Pursuant to the August 2021 LGH SPA, the shares underlying the August 2021 LGH Note carry standard registration rights.

Upon issuance of the August 2021 LGH Note, the Company received net proceeds of $180,000. Upon issuance of the August 2021 LGH, the Company recorded a total debt discount of $26,500 that includes the LGH OID and the $6,500 paid as fees associated with the issuance of the loan and is accreted over the term of the August 2021 LGH Note.

As of March 16, 2022, the Company and LGH entered into an Amendment and Waiver Pursuant to Convertible Promissory Note (the “LGH Amendment”). Pursuant to the terms of the LGH Amendment, the parties agreed that the conversion price of the August 2021 LGH Note was decreased from $11.50 per share to $1.00 per share and that LGH may not convert the LGH Note, as amended, prior to September 15, 2022.

On July 13, 2022, the Company and LGH entered into an Amendment and Waiver Pursuant to Convertible Promissory Note (the “Second LGH Amendment”). Pursuant to the terms of the Second LGH Amendment, the parties agreed to extend the maturity date of the August 2021 LGH Note to December 31, 2023.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $3,303 and $6,643, respectively, related to the accretion of the debt discount.

As of November 30, 2022, the carrying value of the August 2021 LGH Note was $190,053, net of $9,947 in unaccreted debt discount.

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

The following are the material terms of the September 2021 Ionic SPA and September 2021 Ionic Note:

●	The September 2021 Ionic Note matures on September 28, 2023 (the “September 2021 Ionic Maturity Date”).
●	At its election, Ionic may convert the September 2021 Ionic Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $11.50 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the September 2021 Ionic Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed, and the remaining 18 months of interest shall be deemed earned in full if any amount is outstanding under the September 2021 Ionic Note after 180 days from September 28, 2021.
●	The September 2021 Ionic Note carries an original issue discount of $155,556 (“September 2021 Ionic OID”).
●	The September 2021 Ionic Note contains the Standard Prepayment Terms and Standard Default Terms.
●	Pursuant to the September 2021 Ionic SPA, the September 2021 Ionic Commitment Shares underlying and the shares underlying the September 2021 Ionic Note and September 2021 Ionic Warrant carry standard registration rights.

Upon issuance of the September 2021 Ionic Note, the Company received net proceeds of $1,400,000. Upon issuance of the September 2021 Ionic Commitment Shares, the September 2021 Ionic Note, and the September 2021 Ionic Warrant, the Company allocated the $1,400,000 in net proceeds received between the fair market value of the September 2021 Ionic Commitment Shares, the beneficial conversion feature of the September 2021 Ionic Note, and the September 2021 Ionic Warrant.

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the September 2021 Ionic Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the September 2021 Ionic Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the September 2021 Ionic Note was further reduced from $0.10 per share to $0.02 per share.

During the fiscal year ended May 31, 2022, Ionic converted $87,800 of the outstanding principal balance due under the September 2021 Ionic Note at an adjusted conversion price of $1.00 per share. At conversion, the Company issued 87,800 shares of common stock to Ionic at a fair market value of $2.61 per share and recognized a loss on debt extinguishment of $141,358.

During the three months ended August 31, 2022, Ionic converted $6,776 of the outstanding principal balance due under the September 2021 Ionic Note at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 67,755 shares of common stock to Ionic at a fair market value of $0.13 per share and recognized a loss on debt extinguishment of $2,033.

Additionally, during the three months ended August 31, 2021, Ionic converted $15,000 of the outstanding principal balance due under the September 2021 Ionic Note at an adjusted conversion price of $0.10 per share. At conversion, the Company became obligated to issue 150,000 shares of common stock to Ionic at a fair market value of $0.075 per share and recognized a gain on debt extinguishment of $4,500. Upon conversion, these shares are classified as common stock to be issued, and subsequently, on September 2, 2022, the Company completed the issuance of the shares (See Note 9 – Stockholders’ Equity).

On various dates during the three months ended November 30, 2022, Ionic converted $80,600 of the outstanding principal balance due under the September 2021 Ionic Note at an adjusted conversion price of $0.02 per share. At conversion, the Company issued 4,030,000 shares of common stock to Ionic at fair market values ranging from $0.022 to $0.162 per share and recognized a loss on debt extinguishment of $141,762 (See Note 9 – Stockholders’ Equity).

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $107,932 and $410,437, respectively, related to the accretion of the debt discount.

As of November 30, 2022, the carrying value of the September 2021 Ionic Note was $798,654, net of $566,727 in unaccreted debt discount.

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

The following are the material terms of the March 2022 FirstFire SPA and March 2022 FirstFire Note:

●	The March 2022 FirstFire Note matures on September 21, 2022 (the “March 2022 FirstFire Maturity Date”).
●	At its election, FirstFire may convert the March 2022 FirstFire Note into the Company’s common stock. subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the March 2022 FirstFire Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The March 2022 FirstFire Note carries an original issue discount of $10,000 (“March 2022 FirstFire OID”).
●	The March 2022 FirstFire Note contains the Standard Prepayment Terms and Standard Default Terms.
●	Pursuant to the March 2022 FirstFire SPA, the March 2022 FirstFire Commitment Shares and the shares underlying the March 2022 FirstFire Note and March 2022 FirstFire Warrant carry standard registration rights.

Upon issuance of the March 2022 FirstFire Note, the Company received net proceeds of $100,000. Upon issuance of the March 2022 FirstFire Commitment Shares, the March 2022 FirstFire Note, and the March 2022 FirstFire Warrant, the Company allocated the $100,000 in net proceeds received between the fair market value of the March 2022 FirstFire Commitment Shares, the beneficial conversion feature of the March 2022 FirstFire Note, and the March 2022 FirstFire Warrant.

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2022 FirstFire Note was reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the March 2022 FirstFire Note was further reduced from $0.10 per share to $0.02 per share.

During the quarter and six months ended November 30, 2022, the Company recorded accrued interest expense of $2,532 and $2,532, respectively. In addition, during the quarter and six months ended November 30, 2022, the Company recorded accretion expense of $12,554 and $67,554, respectively, related to the accretion of the debt discount.

As of November 30, 2022, the carrying value of the March 2022 FirstFire Note was $110,000as the debt discount was fully accreted.

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

The following are the material terms of the March 2022 GS SPA and March 2022 GS Note:

●	The March 2022 GS Note matures on September 21, 2022 (the “March 2022 GS Maturity Date”).
●	At its election, GS may convert the March 2022 GS Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the March 2022 GS Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The March 2022 GS Note carries an original issue discount of $7,500 (“March 2022 GS OID”).
●	The March 2022 GS Note contains the Standard Prepayment Terms and Standard Default Terms.
●	Pursuant to the March 2022 GS SPA, the March 2022 GS Commitment Shares and the shares underlying the March 2022 GS Note and March 2022 GS Warrant carry standard registration rights.

Upon issuance of the March 2022 GS Note, the Company received net proceeds of $75,000. Upon issuance of the March 2022 GS Commitment Shares, the March 2022 GS Note, and the March 2022 GS Warrant, the Company allocated the $75,000 in net proceeds received between the fair market value of the March 2022 GS Commitment Shares, the beneficial conversion feature of the March 2022 GS Note, and the March 2022 GS Warrant.

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2022 GS Note was reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the March 2022 GS Note was further reduced from $0.10 per share to $0.02 per share.

During the quarter and six months ended November 30, 2022, the Company recorded accrued interest expense of $1,899 and $1,899, respectively. In addition, during the quarter and six months ended November 30, 2022, the Company recorded accretion expense of $9,416 and $50,666, respectively, related to the accretion of the debt discount.

As of November 30, 2022, the carrying value of the March 2022 GS Note was $82,500 As the debt discount was fully accreted.

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

The following are the material terms of the March 2022 Ionic SPA and March 2022 Ionic Note:

●	The March 2022 Ionic Note matures on September 21, 2022 (the “March 2022 Ionic Maturity Date”).
●	At its election, Ionic may convert the March 2022 Ionic Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the March 2022 Ionic Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The March 2022 Ionic Note carries an original issue discount of $10,000 (“March 2022 Ionic OID”).
●	The March 2022 Ionic Note contains the Standard Prepayment Terms and Standard Default Terms.
●	Pursuant to the March 2022 Ionic SPA, the March 2022 Ionic Commitment Shares and the shares underlying the March 2022 Ionic Note and March 2022 Ionic Warrant carry standard registration rights.

Upon issuance of the March 2022 Ionic Note, the Company received net proceeds of $100,000. Upon issuance of the March 2022 Ionic Commitment Shares, the March 2022 Ionic Note, and the March 2022 Ionic Warrant, the Company allocated the $100,000 in net proceeds received between the fair market value of the March 2022 Ionic Commitment Shares, the beneficial conversion feature of the March 2022 Ionic Note, and the March 2022 Ionic Warrant.

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2022 Ionic Note was reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the March 2022 Ionic Note was further reduced from $0.10 per share to $0.02 per share.

During the quarter and six months ended November 30, 2022, the Company recorded accrued interest expense of $2,532 and $2,532, respectively. In addition, during the quarter and six months ended November 30, 2022, the Company recorded accretion expense of $12,554 and $67,554, respectively, related to the accretion of the debt discount.

As of November 30, 2022, the carrying value of the March 2022 Ionic Note was $110,000as the debt discount was fully accreted.

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

The following are the material terms of the April 2022 Jefferson SPA and April 2022 Jefferson Note:

●	The April 2022 Jefferson Note matures on October 1, 2022 (the “April 2022 Jefferson Maturity Date”).
●	At its election, Jefferson may convert the April 2022 Jefferson Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $1.00 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the April 2022 Jefferson Principal Sum at the rate of 12% per annum provided that the first six months of interest shall be guaranteed.
●	The April 2022 Jefferson Note carries an original issue discount of $7,500 (“April 2022 Jefferson OID”).
●	The April 2022 Jefferson Note contains the Standard Prepayment Terms and Standard Default Terms.
●	Pursuant to the April 2022 Jefferson SPA, the April 2022 Jefferson Commitment Shares and the shares underlying the April 2022 Jefferson Note and April 2022 Jefferson Warrant carry standard registration rights.

Upon issuance of the April 2022 Jefferson Note, the Company received net proceeds of $75,000. Upon issuance of the April 2022 Jefferson Commitment Shares, the April 2022 Jefferson Note, and the April 2022 Jefferson Warrant, the Company allocated the $75,000 in net proceeds received between the fair market value of the April 2022 Jefferson Commitment Shares, the beneficial conversion feature of the April 2022 Jefferson Note, and the April 2022 Jefferson Warrant.

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the April 2022 Jefferson Note was reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the April 2022 Jefferson Note was further reduced from $0.10 per share to $0.02 per share.

During the quarter and six months ended November 30, 2022, the Company recorded accrued interest expense of $1,627 and $1,627, respectively. In addition, during the quarter and six months ended November 30, 2022, the Company recorded accretion expense of $9,416 and $50,666, respectively, related to the accretion of the debt discount. As of November 30, 2022, the carrying value of the April 2022 Jefferson Note was $82,500 as the debt discount was fully accreted by that date.

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

The following are the material terms of the July 2022 FirstFire SPA and July 2022 FirstFire Note:

●	The July 2022 FirstFire Note matures on September 14, 2022 (the “July 2022 FirstFire Maturity Date”).
●	At its election, FirstFire may convert the July 2022 FirstFire Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time after 180 days from the date of issuance of the July 2022 FirstFire Note at a conversion price equal to $0.10 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the July 2022 FirstFire Principal Sum at the rate of 12% per annum provided that the first two months of interest shall be guaranteed.
●	The July 2022 FirstFire Note carries an original issue discount of $2,500 (“July 2022 FirstFire OID”).
●	The July 2022 FirstFire Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the July 2022 FirstFire Note, the Company received net proceeds of $25,000. Upon issuance of the July 2022 FirstFire Commitment Shares, the July 2022 FirstFire Note, and the July 2022 FirstFire Warrant, the Company allocated the $25,000 in net proceeds received between the fair market value of the July 2022 FirstFire Commitment Shares and the July 2022 FirstFire Warrant.

Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the July 2022 FirstFire Note was further reduced from $0.10 per share to $0.02 per share.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $2,155 and $7,707, respectively, which included $1,459 and $6,461, respectively, related to the accretion of the debt discount and accrued interest in the amount of $696 and $1,246, respectively.

As of November 30, 2022, the carrying value of the July 2022 FirstFire Note was $27,500 as the debt discount was fully accreted by that date.

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

The following are the material terms of the July 2022 GS SPA and July 2022 GS Note:

●	The July 2022 GS Note matures on September 14, 2022 (the “July 2022 GS Maturity Date”).
●	At its election, GS may convert the July 2022 GS Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time after 180 days from the date of issuance of the July 2022 GS Note at a conversion price equal to $0.10 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the July 2022 GS Principal Sum at the rate of 12% per annum provided that the first two months of interest shall be guaranteed.
●	The July 2022 GS Note carries an original issue discount of $2,500 (“July 2022 GS OID”).
●	The July 2022 GS Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the July 2022 GS Note, the Company received net proceeds of $25,000. Upon issuance of the July 2022 GS Commitment Shares, the July 2022 GS Note, and the July 2022 GS Warrant, the Company allocated the $25,000 in net proceeds received between the fair market value of the July 2022 GS Commitment Shares and the July 2022 GS Warrant.

Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the July 2022 GS Note was further reduced from $0.10 per share to $0.02 per share.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $2,155 and $7,707, respectively, which included $1,459 and $6,461, respectively, related to the accretion of the debt discount and accrued interest in the amount of $696 and $1,246, respectively.

As of November 30, 2022, 2022, the carrying value of the July 2022 GS Note was $27,500 as the debt discount was fully accreted by that date.

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

The following are the material terms of the July 2022 Ionic SPA and July 2022 Ionic Note:

●	The July 2022 Ionic Note matures on September 14, 2022 (the “July 2022 Ionic Maturity Date”).
●	At its election, Ionic may convert the July 2022 Ionic Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time after 180 days from the date of issuance of the July 2022 Ionic Note at a conversion price equal to $0.10 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the July 2022 Ionic Principal Sum at the rate of 12% per annum provided that the first two months of interest shall be guaranteed.
●	The July 2022 Ionic Note carries an original issue discount of $2,500 (“July 2022 Ionic OID”).
●	The July 2022 Ionic Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the July 2022 Ionic Note, the Company received net proceeds of $25,000. Upon issuance of the July 2022 Ionic Commitment Shares, the July 2022 Ionic Note, and the July 2022 Ionic Warrant, the Company allocated the $25,000 in net proceeds received between the fair market value of the July 2022 Ionic Commitment Shares and the July 2022 Ionic Warrant.

Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the July 2022 Ionic Note was further reduced from $0.10 per share to $0.02 per share.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $2,155 and $7,707, respectively, which included $1,459 and $6,461, respectively, related to the accretion of the debt discount and accrued interest in the amount of $696 and $1,246, respectively.

As of November 30, 2022, 2022, the carrying value of the July 2022 Ionic Note was $27,500 as the debt discount was fully accreted by that date.

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

The following are the material terms of the July 2022 Jefferson SPA and July 2022 Jefferson Note:

●	The July 2022 Jefferson Note matures on September 14, 2022 (the “July 2022 Jefferson Maturity Date”).
●	At its election, Jefferson may convert the July 2022 Jefferson Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time after 180 days from the date of issuance of the July 2022 Jefferson Note at a conversion price equal to $0.10 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the July 2022 Jefferson Principal Sum at the rate of 12% per annum provided that the first two months of interest shall be guaranteed.
●	The July 2022 Jefferson Note carries an original issue discount of $2,500 (“July 2022 Jefferson OID”).
●	The July 2022 Jefferson Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the July 2022 Jefferson Note, the Company received net proceeds of $25,000. Upon issuance of the July 2022 Jefferson Commitment Shares, the July 2022 Jefferson Note, and the July 2022 Jefferson Warrant, the Company allocated the $25,000 in net proceeds received between the fair market value of the July 2022 Jefferson Commitment Shares and the July 2022 Jefferson Warrant.

Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the July 2022 Jefferson Note was further reduced from $0.10 per share to $0.02 per share.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $2,155 and $7,707, respectively, which included $1,459 and $6,461, respectively, related to the accretion of the debt discount and accrued interest in the amount of $696 and $1,246, respectively.

As of November 30, 2022, the carrying value of the July 2022 Jefferson Note was $27,500 as the debt discount was fully accreted by that date.

September 2022 FirstFire Global 12% Convertible Promissory Note

On September 8, 2022, the Company entered into a securities purchase agreement (the “September 2022 FirstFire SPA”) with FirstFire, pursuant to which the Company issued (i) a 12% convertible promissory note (the “September 2022 FirstFire Note”) in the principal sum of $66,000 (the “September 2022 FirstFire Principal Sum”) and (ii) a three-year warrant (“September 2022 FirstFire Warrant”) to purchase 120,000 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the September 2022 FirstFire SPA and September 2022 FirstFire Note:

●	The September 2022 FirstFire Note matures on January 8, 2023 (the “September 2022 FirstFire Maturity Date”).
●	At its election, FirstFire may convert the September 2022 FirstFire Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $0.02 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the September 2022 FirstFire Principal Sum at the rate of 12% per annum provided that the first four months of interest shall be guaranteed.
●	The September 2022 FirstFire Note carries an original issue discount of $6,000 (“September 2022 FirstFire OID”).
●	The September 2022 FirstFire Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the September 2022 FirstFire Note, the Company received net proceeds of $60,000 and used such proceeds for working capital. Upon issuance of the September 2022 FirstFire Note and the September 2022 FirstFire Warrant, the Company allocated the $60,000 in net proceeds received between the fair market value of the beneficial conversion feature of the September 2022 FirstFire Note and the September 2022 FirstFire Warrant. The fair value of the beneficial conversion feature of the September 2022 FirstFire Note was $57,756 and the fair value of the September 2022 FirstFire Warrant was $2,244. The combination of these two components as well as the September 2022 FirstFire OID resulted in a total debt discount at issuance of $66,000 which is accreted over the term of the September 2022 FirstFire Note.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $47,542 and $47,542, respectively, which included $44,902 and $44,902, respectively, related to the accretion of the debt discount and accrued interest in the amount of $2,640 and $2,640, respectively.

As of November 30, 2022, the carrying value of the September 2022 FirstFire Note was $44,902, net of $21,098 in unaccreted debt discount.

September 2022 Ionic Ventures, LLC 12% Convertible Promissory Note

On September 8, 2022, the Company entered into a securities purchase agreement (the “September 2022 Ionic SPA”) with Ionic, pursuant to which the Company issued (i) a 12% convertible promissory note (the “September 2022 Ionic Note”) in the principal sum of $66,000 (the “September 2022 Ionic Principal Sum”) and (ii) a three-year warrant (“September 2022 Ionic Warrant”) to purchase 120,000 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the September 2022 Ionic SPA and September 2022 Ionic Note:

●	The September 2022 Ionic Note matures on January 8, 2023 (the “September 2022 Ionic Maturity Date”).
●	At its election, Ionic may convert the September 2022 Ionic Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $0.02 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the September 2022 Ionic Principal Sum at the rate of 12% per annum provided that the first four months of interest shall be guaranteed.
●	The September 2022 Ionic Note carries an original issue discount of $6,000 (“September 2022 Ionic OID”).
●	The September 2022 Ionic Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the September 2022 Ionic Note, the Company received net proceeds of $60,000 and used such proceeds for working capital. Upon issuance of the September 2022 Ionic Note and the September 2022 Ionic Warrant, the Company allocated the $60,000 in net proceeds received between the fair market value of the beneficial conversion feature of the September 2022 Ionic Note and the September 2022 Ionic Warrant. The fair value of the beneficial conversion feature of the September 2022 Ionic Note was $57,756 and the fair value of the September 2022 Ionic Warrant was $2,244. The combination of these two components as well as the September 2022 Ionic OID resulted in a total debt discount at issuance of $66,000 which is accreted over the term of the September 2022 Ionic Note.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $47,542 and $47,542, respectively, which included $44,902 and $44,902, respectively, related to the accretion of the debt discount and accrued interest in the amount of $2,640 and $2,640, respectively.

As of November 30, 2022, the carrying value of the September 2022 Ionic Note was $44,902, net of $21,098 in unaccreted debt discount.

September 2022 Jefferson Street Capital LLC 12% Convertible Promissory Note

On September 8, 2022, the Company entered into a securities purchase agreement (the “September 2022 Jefferson SPA”) with Jefferson, pursuant to which the Company issued (i) a 12% convertible promissory note (the “September 2022 Jefferson Note”) in the principal sum of $27,500 (the “September 2022 Jefferson Principal Sum”) and (ii) a three-year warrant (“September 2022 Jefferson Warrant”) to purchase 45,454 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the September 2022 Jefferson SPA and September 2022 Jefferson Note:

●	The September 2022 Jefferson Note matures on January 8, 2023 (the “September 2022 Jefferson Maturity Date”).
●	At its election, Jefferson may convert the September 2022 Jefferson Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $0.02 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the September 2022 Jefferson Principal Sum at the rate of 12% per annum provided that the first four months of interest shall be guaranteed.
●	The September 2022 Jefferson Note carries an original issue discount of $2,500 (“September 2022 Jefferson OID”).
●	The September 2022 Jefferson Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the September 2022 Jefferson Note, the Company received net proceeds of $25,000 and used such proceeds for working capital. Upon issuance of the September 2022 Jefferson Note and the September 2022 Jefferson Warrant, the Company allocated the $25,000 in net proceeds received between the fair market value of the beneficial conversion feature of the September 2022 Jefferson Commitment Shares and the September 2022 Jefferson Warrant. The fair value of the beneficial conversion feature of the September 2022 Jefferson Note was $24,147, and the fair value of the September 2022 Jefferson Warrant was $853. The combination of these two components as well as the September 2022 Jefferson OID resulted in a total debt discount at issuance of $27,500 which is accreted over the term of the September 2022 Jefferson Note.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $19,809 and $19,809, respectively, which included $18,709 and $18,709, respectively, related to the accretion of the debt discount and accrued interest in the amount of $1,100 and $1,100, respectively.

As of November 30, 2022, the carrying value of the September 2022 Jefferson Note was $18,709, net of $8,709 in unaccreted debt discount.

September 2022 GS Capital Securities 12% Convertible Promissory Note

On September 13, 2022, the Company entered into a securities purchase agreement (the “September 2022 GS SPA”) with GS, pursuant to which the Company issued (i) a 12% convertible promissory note (the “September 2022 GS Note”) in the principal sum of $11,000 (the “September 2022 GS Principal Sum”) and (ii) a three-year warrant (“September 2022 GS Warrant”) to purchase 18,000 shares of the Company’s common stock at an exercise price of $1.00, subject to certain adjustments.

The following are the material terms of the September 2022 GS SPA and September 2022 GS Note:

●	The September 2022 GS Note matures on January 8, 2023 (the “September 2022 GS Maturity Date”).
●	At its election, GS may convert the September 2022 GS Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $0.02 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the September 2022 GS Principal Sum at the rate of 12% per annum provided that the first four months of interest shall be guaranteed.
●	The September 2022 GS Note carries an original issue discount of $1,000 (“September 2022 GS OID”).
●	The September 2022 GS Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the September 2022 GS Note, the Company received net proceeds of $25,000 and used such proceeds for working capital. Upon issuance of the September 2022 GS Note and the September 2022 GS Warrant, the Company allocated the $10,000 in net proceeds received between the fair market value of the beneficial conversion feature of the September 2022 GS Note and the September 2022 GS Warrant. The fair value of the beneficial conversion feature of the September 2022 GS Note was $9,604, and the fair value of the September 2022 GS Warrant was $396. The combination of these two components as well as the September 2022 GS OID resulted in a total debt discount at issuance of $11,000 which is accreted over the term of the September 2022 GS Note.

During the quarter and six months ended November 30, 2022, the Company recorded interest expense of $7,473 and $7,473, respectively, which included $7,033 and $7,033, respectively, related to the accretion of the debt discount and accrued interest in the amount of $440 and $440, respectively.

As of November 30, 2022, the carrying value of the September 2022 GS Note was $7,033, net of $3,967 in unaccreted debt discount.

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

During the quarter ended November 30, 2022, the Company did not make any principal payments. For the quarter ended November 30, 2022, the company recognized $7,969 in total interest expense associated with Secured Note One, comprised of $3,118 in accrued interest payable and $4,851 in accretion expense related to the original issuance discount and debt discount related to the warrants.

During the six months ended November 30, 2022, the Company paid $4,500 on the Secured Note One. For the six months ended November 30, 2022, the company recognized $15,976 in total interest expense associated with Secured Note One, comprised of $1,077 in cash interest payments, $5,197 in accrued interest payable and $9,702 in accretion expense related to the original issuance discount and debt discount related to the warrants.

As of November 30, 2022, the carrying value of Secured Note One is $47,119, net of $77,613 in unaccreted debt discounts.

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

During the quarter ended November 30, 2022, the Company did not make any made principal payments on Secured Note Two. For the quarter ended November 30, 2022, the company recognized $4,789 in total interest expense associated with Secured Note Two, comprised of $1,878 in accrued interest payable and $2,911 in accretion expense related to the original issuance discount and debt discount related to the warrants.

For the six months ended November 30, 2022, the company recognized $9,597 in total interest expense associated with Secured Note Two, comprised of $646 in cash interest payments, $3,130 in accrued interest payable and $5,821 in accretion expense related to the original issuance discount and debt discount related to the warrants.

As of November 30, 2022, the carrying value of Secured Two Note is $28,550, net of $46,568 in unaccreted debt discounts.

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

During the quarter ended November 30, 2022, the Company recognized interest expense of $0 with no comparable amount during the prior period. During the six months ended November 30, 2022, the Company recognized interest expense of $339 with no comparable amount during the prior period.

Other Short Term Note Payable

During 2020, the Company received loan proceeds in the amount of $82,235 under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). During the year ended May 31, 2022, $40,500 of the obligation was forgiven by the Small Business Administration. As of November 30, 2022, the outstanding balance of this obligation was $41,735.

Adoption of 2020 Omnibus Incentive Plan

The board and shareholders of the Company approved of the Simplicity Esports and Gaming Company 2020 Omnibus Incentive Plan (the “2020 Plan”) on April 22, 2020, and June 23, 2020, respectively. The 2020 Plan provides for various stock-based incentive awards, including incentive and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units, and other equity-based or cash-based awards.

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

The following describes principal activities, separated by major product or service, from which the Company generates its revenues:

Company-owned Store Sales

The Company-owned stores principally generate revenue from retail esports gaming centers. Revenues from Company-owned stores are recognized when the products are delivered, or the service is provided. After hours, the Company also mines for crypto currency using the computer equipment at the company-owned stores. Crypto mining revenue is recognized as the mining occurs. As of November 30, 2022, all Company-owned store have been sold or closed.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1 inputs are quoted prices in active markets for identical assets or liabilities.
●	Level 2 inputs are observable for the asset or liability, either directly or indirectly, including quoted prices in active markets for similar assets or liabilities.
●	Level 3 inputs are unobservable and reflect the Company’s own assumptions.

Other than the derivative liability, the Company does not have a material amount of financial assets or liabilities that are required to be measured at fair value on a recurring basis under U.S. GAAP. None of the Company’s non-financial assets or non-financial liabilities are required to be measured at fair value on a recurring basis.

The Company has not elected to use fair value measurement for any assets or liabilities for which fair value measurement is not presently required by U.S. GAAP. However, the Company believes the fair values of cash and cash equivalents, accounts receivable, inventory, accounts payable, and accrued liabilities approximate their carrying amounts.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2022. Based upon this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of November 30, 2022.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Designations of the Series X Preferred Stock, filed with the Delaware Secretary of State on August 23, 2022 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on September 2, 2022).

10.1	Securities Purchase Agreement, dated as of September 8, 2022, by and between the registrant and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 15, 2022).

10.2	Convertible Promissory Note, dated as of September 8, 2022, issued by the registrant in favor of Ionic Ventures, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 15, 2022).

10.3	Common Stock Purchase Warrant, dated as of September 8, 2022, issued by the registrant in favor of Ionic Ventures, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on September 15, 2022).

10.4	Securities Purchase Agreement, dated as of September 8, 2022, by and between the registrant and Jefferson Street Capital, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on September 15, 2022).

10.5	Convertible Promissory Note, dated as of September 8, 2022, issued by the registrant in favor of Jefferson Street Capital, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on September 15, 2022).

10.6	Common Stock Purchase Warrant, dated as of September 8, 2022, issued by the registrant in favor of Jefferson Street Capital, LLC (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on September 15, 2022).

10.7	Securities Purchase Agreement, dated as of September 8, 2022, by and between the registrant and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on September 15, 2022).

10.8	Convertible Promissory Note, dated as of September 8, 2022, issued by the registrant in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on September 15, 2022).

10.9	Common Stock Purchase Warrant, dated as of September 8, 2022, issued by the registrant in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on September 15, 2022).

10.10	Securities Purchase Agreement, dated as of September 13, 2022, by and between the registrant and GS Capital Ventures, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 19, 2022).

10.11	Convertible Promissory Note, dated as of September 13, 2022, issued by the registrant in favor of GS Capital Ventures, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 19, 2022).

10.12	Common Stock Purchase Warrant, dated as of September 13, 2022, issued by the registrant in favor of GS Capital Ventures, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on September 19, 2022).

10.13	Exchange Agreement, dated as of September 28, 2022, by and among the registrant, Diverted River Technology, LLC, the member(s) of Diverted River Technology, LLC from time to time and Zachary Johnson, as the Members’ representative. (incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K filed on September 28, 2022).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMPLICITY ESPORTS AND GAMING COMPANY

Dated: March 10, 2023	By:	/s/ Roman Franklin
	Name:	Roman Franklin
	Title:	Chief Executive Officer (principal executive officer and principal financial officer)

