Form 10-Q
period 2023-02-28
SIMPLICITY ESPORTS & GAMING Co
filed 2023-04-20
CIK 1708410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

or

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

As of April 19, 2023, there were 28,367,796 shares of the Company’s common stock issued and outstanding.

SIMPLICITY ESPORTS AND GAMING COMPANY

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2023	May 31, 2022
	(Unaudited)
ASSETS

Current Assets
Cash	$29,066	$103,437
Accounts receivable, net	28,928	60,549
Other receivable – sale of Brazil assets	192,545	-
Inventory	-	115,188
Prepaid expenses	-	154,093
Other current assets	3,000	74,101
Total Current Assets	253,539	507,368

Other Assets
Goodwill	-	1,472,884
Intangible assets, net	-	1,007,142
Deferred brokerage fees	24,807	71,436
Property and equipment, net	3,595	195,202
Right of use asset, operating leases, net	-	532,216
Security deposits	-	40,307
Due from franchisees	-	411
Total Other Assets	28,402	3,319,598

TOTAL ASSETS	$281,941	$3,826,966

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,103,620	$779,363
Accrued expenses	1,804,788	1,835,181
Current portion of convertible notes payable, net of discount	4,515,190	1,548,351
Derivative liability	808,412	-
Loan payable	41,735	41,735
Operating lease obligation, current	1,167,601	332,519
Current portion of deferred revenues	6,986	27,768
Related party loan, current portion	-	247,818
Total Current Liabilities	9,448,332	4,812,735

Non-Current Liabilities
Non-current portion of convertible notes payable, net of discount	-	1,545,044
Secured promissory notes payable, net of discount	83,431	69,636
Operating lease obligation, net of current portion	-	1,092,627
Deferred revenues, less current portion	37,251	152,620
Total Non-Current Liabilities	120,682	2,859,927

Total Liabilities	9,569,014	7,672,662

Commitments and Contingencies – Note 7

Stockholders’ Deficit
Preferred stock - $0.0001 par value, 1,000,000 shares authorized; one share and no shares issued and outstanding as of February 28, 2023, and May 31, 2022, respectively	-	-
Common stock - $0.0001 par value; 250,000,000 shares authorized; 21,686,369 and 1,830,818 shares issued and outstanding as of February 28, 2023, and May 31, 2022, respectively	2,168	182
Common stock issuable	48,244	57,700
Additional paid-in capital	19,730,713	26,014,021
Accumulated deficit	(29,219,299)	(29,838,444)
Total Simplicity Esports and Gaming Company Stockholders’ Deficit	(9,438,174)	(3,766,541)
Non-Controlling Interest	151,101	(79,155)
Total Stockholders’ Deficit	(9,287,073)	(3,845,696)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$281,941	$3,826,966

The accompanying condensed unaudited notes are an integral part of these unaudited consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	February 28,2023	February 28,2022	February 28,2023	February 28,2022

Revenues
Franchise royalties, fees and other	$137,390	$114,317	$208,345	$273,628
Company-owned stores sales	2,518	702,531	446,354	2,057,764
Esports revenue	4,725	71,663	9,364	305,774

Total Revenues	144,633	888,511	664,063	2,637,166

Cost of Goods Sold	(46,151)	(536,603)	(214,047)	(1,629,119)

Gross Margin	98,482	351,908	450,016	1,008,047

Operating Expenses
Compensation and related benefits	86,925	777,992	880,465	2,927,004
Professional fees	63,147	54,889	339,903	633,965
General and administrative expenses	153,351	531,349	687,105	1,407,171
Impairment loss	-	-	3,258,721	-

Total Operating Expenses	303,423	1,364,230	5,166,194	4,968,140

Loss from Operations	(204,941)	(1,012,322)	(4,716,178)	(3,960,093)

Other (Expense) Income
Loss on extinguishment of debt	(1,157)	-	(276,655)	(1,730,801)
Interest and financing expense	(476,140)	(1,003,137)	(2,043,971)	(2,808,627)
Interest income	1	2	1	30
Other income	-	-	65,608	52,564
Loss on issuance of shares to employees and as consideration for accounts payable	-	-	(35,747)	-
Gain on disposition of assets	-	-	395,272	-
(Loss) gain on change in fair value of derivative liability	(96,971)	-	7,292,849	-

Total Other (Expense) Income	(574,267)	(1,003,135)	5,397,357	(4,486,834)

(Loss) Income Before Provision for Income Taxes	(779,208)	(2,015,457)	681,179	(8,446,927)

Net (Loss) Income	(779,208)	(2,015,457)	681,179	(8,446,927)

Net Loss (Income) attributable to noncontrolling interest	3,752	60,805	(62,034)	152,071

Net (Loss) Income attributable to common shareholders	$(775,456)	$(1,954,652)	$619,145	$(8,294,856)

Basic Net (Loss) Income per share	$(0.04)	$(1.21)	$0.07	$(5.33)

Diluted Net (Loss) Income Per Share	$(0.04)	$(1.21)	$0.06	$(5.33)

Basic Weighted Average Number of Common Shares Outstanding	18,761,959	1,616,022	8,975,709	1,555,722

Diluted Weighted Average Number of Common Shares Outstanding	18,761,959	1,616,022	10,940,364	1,555,722

The accompanying condensed unaudited notes are an integral part of these unaudited consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2023 AND 2022

(UNAUDITED)

	Common Stock				Preferred Stock
	Shares	Par Value	Additional Paid-In Capital	Issuable	Shares	Par Value	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders’ Deficit
Balance – May 31, 2022	1,830,818	$182	$26,014,021	$57,700	-	$-	$-	$(79,155)	$(29,838,444)	$(3,845,696)

Shares issued in connection with issuance and conversions of notes payable	872,105	87	158,496	-	-	-	-	-	-	158,583

Shares to be issued in connection with issuance of notes payable	-	-	-	11,044	-	-	-	-	-	11,044

Shares issued to directors, officers, or employees as compensation	5,238	1	9,505	(10,000)	-	-	-	-	-	(494)

Shares issued as consideration for accounts payable	412,000	41	187,679	-	-	-	-	-	-	187,720

Sale of shares of Series X convertible preferred stock to related party	-	-	-	-	1	-	183,498	-	-	183,498

Stock-based compensation	-	-	89,597	-	-	-	-	-	-	89,597

Non-controlling interest of original investment in subsidiaries	-	-	-	-	-	-	-	253,996	-	253,996

Net income attributable to non-controlling interest	-	-	-	-	-	-	-	72,262	-	72,262

Net Loss	-	-	-	-	-	-	-	-	(4,157,110)	(4,157,110)

Balance August 31, 2022	3,120,161	$311	$26,459,298	$58,744	1	$-	$183,498	$247,103	$(33,995,554)	$(7,046,600)

Shares issued in connection with issuance and conversions of notes payable	5,956,000	596	504,948	(10,500)	-	-		-		495,044

Shares issued as consideration for accounts payable	500,000	50	40,272	-	-	-	-	-		40,322

Stock-based compensation	-	-	75,582	-	-	-	-	-		75,582

Derivative liability	-	-	(10,485,603)	-	-	-	-	-		(10,485,603)

Distributions to minority interest holders	-	-	-	-	-	-	-	(85,774)		(85,774)

Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(6,476)		(6,476)

Net Income	-	-	-	-	-	-	-	-	5,551,711	5,551,711

Balance November 30, 2022	9,576,161	$957	$16,594,497	$48,244	1	$-	$183,498	$154,853	$(28,443,843)	$(11,461,794)

Shares issued in connection with issuance and conversions of notes payable	12,110,208	1,211	274,150	-	-	-	-	-	-	275,361

Adjustments to derivative liability for sequencing	-	-	2,678,568	-	-	-	-	-	-	2,678,568

Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(3,752)	-	(3,752)

Net Loss	-	-	-	-	-	-	-	-	(775,456)	(775,456)

Balance February 28, 2023	21,686,369	$2,168	$19,547,215	$48,244	1	$-	$183,498	$151,101	$(29,219,299)	$(9,287,073)

	Common Stock				Preferred Stock
	Shares	Par Value	Additional Paid-In Capital	Issuable	Shares	Par Value	Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders’ Equity
Balance - May 31, 2021	1,427,124	$142	$16,708,762	$-	-	$-	$-	$173,039	$(12,291,899)	$4,590,044

Shares issued in connection with issuance and amendments of notes payable	38,125	4	4,136,895	-	-	-	-	-	-	4,136,899

Shares issued for contracted services	21,346	2	224,875	-	-	-	-	-	-	224,877

Sale of warrants	-	-	100,000	-	-	-	-	-	-	100,000

Shares issued in connection with franchise acquisition	6,000	1	62,999	-	-	-	-	-	-	63,000

Common stock issuable	-	-	-	850,775	-	-	-	-	-	850,775

Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(54,837)	-	(54,837)

Net Loss	-	-	-	-	-	-	-	-	(4,210,907)	(4,210,907)

Balance - August 31, 2021	1,492,595	$149	$21,233,531	$850,775	-	$-	$-	$118,202	$(16,502,806)	$5,699,851
Shares issued in connection with issuance and amendments of notes payable	18,333	1	1,817,563	-	-	-	-	-	-	1,817,564

Shares issued for contracted services	20,438	1	174,230	(3,750)	-	-	-	-	-	170,481

Shares issued to directors, officers, or employees as compensation	84,656	8	852,085	(838,250)	-	-	-	-	-	13,843

Stock-based compensation	-	-	366,721	-	-	-	-	-	-	366,721

Shares issued in connection with franchise acquisitions	-	-	-	41,850				-	-	41,850

Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(36,429)	-	(36,429)

Net Loss	-	-	-	-	-	-	-	-	(2,129,297)	(2,129,297)

Balance November 30, 2021	1,616,022	$159	$24,444,130	$50,625	-	$-	$-	$81,773	$(18,632,103)	$5,944,584

Cash distribution from minority interest	-	-	(54,800)	-	-	-	-	-	-	(54,800)

Stock-based compensation	-	-	183,361	5,000	-	-	-	-	-	188,361

Non-controlling interest of investment in subsidiary	-	-	-	-	-	-	-	39,399	-	39,399

Net loss attributable to non-controlling interest	-	-	-	-	-	-	-	(60,805)	-	(60,805)

Net Loss	-	-	-	-	-	-	-	-	(1,954,652)	(1,954,652)

Balance February 28, 2022	1,616,022	$159	$24,572,691	$55,625	-	$-	$-	$60,637	$(20,586,755)	$4,102,087

The accompanying condensed unaudited notes are an integral part of these unaudited consolidated financial statements.

SIMPLICITY ESPORTS AND GAMING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	February 28, 2023	February 28, 2022

Cash flows from operating activities:
Net Income (Loss)	$681,179	$(8,446,927)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash interest expense	1,934,275	2,612,798
Cash paid in interest		(191,314)
Deferred guaranteed interest	-	(15,385)
Depreciation expense	19,723	245,817
Amortization expense	333	221,910
Provision for uncollectible accounts	29,829	-
Impairment loss	3,258,721	-
Change in lease liability net of leased asset	(243,624)	(23,201)
Loss on extinguishment of debt	276,655	1,771,301
Gain on change in value of derivative liability	(7,292,849)	-
Stock-based compensation	165,179	1,407,175
Gain on acquisition or disposition of assets	(395,272)	-
Gain on forgiveness of PPP loan		(40,500)
Loss on issuance of shares to employees and as consideration for accounts payable	35,747
Deferred equity financing costs	-	(146,305)
Issuance of Series X preferred share	182,498	-
Issuance of shares for services	-	407,883
Issuance of shares for interest payment	-	81,508
Changes in operating assets and liabilities:
Accounts receivable	(33,335)	99,539
Inventory	42,107	(96,567)
Other current assets		(267,959)
Prepaid expenses	74,101	(204,728)
Security deposits	40,307	-
Deferred brokerage fees	46,629	3,651
Deferred revenues	(136,151)	269,357
Accounts payable	536,807	(75,942)
Accrued expenses	92,842	(112,132)
Due from franchisees	411	23,007

Net cash used in operating activities	(683,888)	(2,477,014)

Cash flows from investing activities:
Proceeds from sale of Brazil assets	199,231	-
Proceeds from sale of Fort Bliss assets	128,632	-
Payments to minority interest holders	(62,424)	-
Purchase of property and equipment	-	(352,725)

Net cash provided by (used in) investing activities	265,439	(352,725)

Cash flows from financing activities:
Repayment of notes payable	(6,922)	(1,350,816)
Proceeds from note payable	351,000	4,009,318
Proceeds from sale of warrants	-	100,000
Distribution of non-controlling interest	-	(54,800)
Contribution from non-controlling interest	-	39,399

Net cash provided by financing activities	344,078	2,743,101

Net change in cash	(74,371)	(86,638)

Cash - beginning of period	103,437	414,257

Cash - end of period	$29,066	$327,619

Supplemental Disclosures of Cash Flow Information:

Cash paid for interest	$-	$191,314
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Investing and Financing Information

Common stock issued as consideration for accounts payable	$228,042	$-
Common stock issued for employees	$9,505	$-
Common stock issuable in connection with notes payable	$544	$269,539
Purchase price consideration receivable – sale of Brazil assets	$246,151	$-
Common stock issued for consideration in an acquisition of assets	$-	$104,850
Common stock issued in connection with conversion of notes payable	$758,225	$-
Warrants issued for debt extinguishment	$-	$2,392,593
Beneficial conversion feature with warrants issued for debt discount	$181,263	$3,534,556
Additional paid in capital related to derivative liability at inception	$10,485,603	$-
Adjustments to derivative liability based on sequencing	$(2,678,568)	$-
Derivative liability recorded as debt discount	$294,226	$-
Minority interest distribution paid directly by acquirer of assets	$44,100	$-

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

Through our wholly owned subsidiary, PLAYlive Nation, Inc. (“PLAYlive”), acquired on July 29, 2019, the Company has a network of franchised esports gaming centers. As of February 28, 2023, the Company had no corporate owned stores and five franchised locations operating in California, Georgia, Ohio, South Carolina, and Texas. PLAYlive offers a video gaming lounge concept to qualified franchisees. PLAYlive currently offers single-unit location franchises, as well as agreements to develop multiple locations.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on September 27, 2022. The interim results for the three and nine months ended February 28, 2023, are not necessarily indicative of the results to be expected for the year ending May 31, 2023, or for any future interim periods.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The following describes principal activities, separated by major product or service, from which the Company generates its revenues:

Company-owned Store Sales

The Company-owned stores principally generate revenue from retail esports gaming centers. Revenues from Company-owned stores are recognized when the products are delivered, or the service is provided. After hours, the Company also mines for crypto currency using the computer equipment at the company-owned stores. Crypto mining revenue is recognized as the mining occurs. As of February 28, 2023, all Company-owned stores have been sold or closed.

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

Deferred costs include commissions paid to brokers related to the sale of specific new franchises which have not met revenue recognition criteria as of February 28, 2023, and May 31, 2022. These costs are recognized in the same period as the initial franchise fee revenue is recognized.

The table below summarizes Deferred Revenues as of February 28, 2023:

	May 31, 2022	Revenue Recognized	February 28, 2023
Deferred Revenue	$180,388	$136,151	$44,237
Total	$180,388	$136,151	$44,237

Accounts Receivable

The Company estimates the allowance for doubtful accounts based on an analysis of specific customers (i.e. franchisees), taking into consideration the age of past due accounts and an assessment of the customer’s ability to pay. Accounts receivable are written off against the allowance when management determines it is probable the receivable is worthless. Customer account balances with invoices dated over 90 days old are considered delinquent and considered in the allowance assessment. The Company performs credit evaluations of its customers and, generally, requires no collateral. Management has assessed accounts receivable and an allowance for doubtful accounts of approximately $68,879 and $39,000 has been recorded as of February 28, 2023, and May 31, 2022, respectively.

Inventory

Inventories are stated at the lower of cost or market. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. The Company has recorded an impairment of approximately $0 and $83,957 during the three months and nine months ended February 28, 2023, respectively, related to the closure of Company owned stores.

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

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company has recorded impairment charges of approximately $0 and $177,177 during the three months and nine months ended February 28, 2023, respectively, related to the closure of Company owned stores.

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

The Company periodically reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less that the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. During the nine months ended February 28, 2023, the Company performed an internal evaluation of the intangible assets which indicated impairment was required and recorded an impairment charge of approximately $1,007,142 during the nine months ended February 28, 2023, see Note 5. The impairment charges recorded during the nine months ended February 28, 2023 relate to the Company’s intention to potentially integrate a software company through a previously announced acquisition which may close in the future, provided that multiple precedent conditions have been met.

Goodwill

Goodwill is the excess of our purchase cost over the fair value of the net assets of acquired businesses. We do not amortize goodwill, but we assess our goodwill for impairment at least annually. Our assessment date is May 31, and we performed an internal evaluation of the goodwill value at August 31, 2022 with quantitative and qualitative considerations. Based on this internal evaluation, we recorded an impairment charge of $1,472,884 during the three months ended August 31, 2022 resulting in no goodwill remaining on the financial statements after that date. The impairment charges recorded during the three months ended August 31, 2022 relate to the Company’s intention to potentially integrate a software company through a previously announced acquisition which may in the future, provided that multiple precedent conditions have been met.

Franchise Locations

Through PLAYlive, the Company’s wholly owned subsidiary, the Company has entered into franchise agreements with third parties. As of February 28, 2023, five franchise locations were considered to be operational in the following states: California, Georgia, Ohio, South Carolina, and Texas.

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

Usage of Authorized but Unissued Shares of Common Stock

As of February 28, 2023, the Company was authorized to issue 250,000,000 shares of common stock with a par value of $0.0001 per share (the “Common Stock”). On January 20, 2023, the Company filed the Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to increase the Company’s authorized shares of Common Stock from 36,000,000 to 250,000,000. Accordingly, following the filing of the Amendment, the Company has 250,000,000 authorized shares of Common Stock. Holders of the shares of the Common Stock are entitled to one vote for each share. The Company has issued options, warrants and convertible promissory notes which are convertible into shares of Common Stock in certain situations the total of which exceeds the current authorization. The Company has adopted a policy for the sequence of usage of remaining authorized but unissued shares of Common Stock (the “Sequencing Policy”) which outlines the order in which the conversion of these equity-linked instruments may be settled in shares. Under the Company’s Sequencing Policy, the most recently issued equity-linked securities, including stock options, warrants, and convertible promissory notes, are settled in shares first.

Basic Income (Loss) Per Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) – per share is calculated by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings or loss per common share is calculated by dividing the Company’s net income or loss available to common stockholders by the diluted weighted average number of common shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. For this calculation potentially dilutive securities consist primarily of warrants, outstanding options and shares into which the company’s convertible notes payable are convertible. When the Company records a loss from operations, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per common share. The following table shows the computation of basic and diluted earnings per share for the three and nine months ended February 28, 2023, and 2022:

	Three Months ended		Nine Months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Numerator:
Net (Loss) Income attributable to common shareholders	$(775,456)	$(1,954,652)	$619,145	$(8,294,856)

Denominator:
Weighted-average basic shares outstanding	18,761,959	1,616,022	8,975,709	1,555,722
Effect of dilutive securities	-	-	1,964,655	-
Weighted-average diluted shares	18,761,959	1,616,022	10,940,364	1,555,722

Basic (Loss) Earnings per Share	$(0.04)	$(1.21)	$0.07	$(5.33)
Diluted (Loss) Earnings per Share	$(0.04)	$(1.21)	$0.06	$(5.33)

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

As reflected in the unaudited consolidated financial statements, as of February 28, 2023, the Company had an accumulated deficit of $29,219,299, a working capital deficit of $9,194,793, net loss attributable to the common shareholders of $775,456 for the three months ended February 28, 2023, and net income attributable to common shareholders of $619,145 for the nine months ended February 28, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the of the date that the unaudited financial statements are issued.

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

The measures taken to date impacted the Company’s business for the fiscal year ended May 31, 2022, as well as the fiscal quarter ended February 28, 2023, and will potentially continue to impact the Company’s business. Management expects that all of its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

NOTE 3 — DISPOSITIONS

On June 10, 2022, the Company and Simplicity One, the Company’s majority owned subsidiary, entered into an asset purchase agreement with a third party in which the third party acquired the Riot Games license for consideration of $391,776 payable in five equal installments between the closing date of the transaction and June 10, 2023. Upon the disposition of the license, the Company recorded $391,776 as another receivable and recognized a gain of $240,924 during the three months ended August 31, 2022. During the three and nine months ended February 28, 2023, the Company collected $53,606 and $199,231, respectively, of the purchase price consideration resulting in an Other receivable sale of Brazil assets balance of $192,545 as of February 28, 2023.

On November 9, 2022, the Company and Simplicity El Paso LLC, the Company’s majority owned subsidiary, entered into an asset purchase agreement with a third party in which the third party acquired the fixed assets, real property lease (and associated property improvements and lease liabilities), and inventory related to the Fort Bliss company owned location for $185,000 payable in two installments, $175,000 due upon execution of the agreement and $10,000 within 30 days of the closing after the verification that all vendor bills had been paid current and all services transferred to the acquiror. During the three and nine months ended February 28, 2023, the Company collected $0 and $128,632, respectively, net of payments of $0 and $44,100 to one of its minority interest holders, respectively. Final transaction adjustments resulted in a gain on the sale of the assets of $154,348.

NOTE 4 — PROPERTY AND EQUIPMENT

The following is a summary of property and equipment—at cost, less accumulated depreciation:

	February 28, 2023	May 31, 2022

Leasehold improvements	$-	$50,891
Property and equipment	21,287	477,812
Total cost	21,287	528,793
Less accumulated depreciation	(17,692)	(333,591)
Net property and equipment	$3,595	$195,202

During the three months ended February 28, 2023, and 2022, the Company recorded depreciation expense of $132 and $80,164, respectively. During the nine months ended February 28, 2023, and 2022, the Company recorded depreciation expense of $19,723 and $245,817, respectively.

During the three months ended February 28, 2023, and 2022, impairment expense of $0 and $0 was recorded by the Company, respectively. During the nine months ended February 28, 2023, and 2022, impairment expense of $177,177 and $0 was recorded by the Company, respectively.

NOTE 5 — INTANGIBLE ASSETS

The following table sets forth the intangible assets, including accumulated amortization as of February 28, 2023:

	February 28, 2023
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

During the three months ended February 28, 2023, and 2022, the Company recorded impairment loss of $0 and $0, respectively, related to intangible assets. During the nine months ended February 28, 2023, and 2022, the Company recorded impairment expense of $1,007,142 and $0, respectively, related to intangible assets.

Amortization expense for the three months ended February 28, 2023, and 2022 was $0 and $73,494, respectively. Amortization expense for the nine months ended February 28, 2023, and 2022 was $333 and $221,910, respectively.

Goodwill

The Company’s goodwill carrying amounts relate to the acquisitions of Simplicity Esports LLC and PLAYlive. The composition of the goodwill balance is as follows:

	As of February 28, 2023	As of May 31, 2022

Simplicity Esports LLC	$-	$1,034,662
PLAYlive Nation Inc.	-	413,222
Ft. Bliss	-	25,000
Total Goodwill	$-	$1,472,884

During the three months ended February 28, 2023, and 2022 the Company recorded impairment loss of $0 and $0, respectively. During the nine months ended February 28, 2023, and 2022, the Company recorded impairment expense of $1,472,884 and $0, respectively.

NOTE 6 — RELATED PARTY TRANSACTIONS

Kaplan Promissory Notes

On December 10, 2021, the Company entered into a related party transaction with Jed Kaplan, the Company’s then Chairman of the Board and a more than 5% shareholder, to provide a loan to the Company to provide additional operating funds for Simplicity One, the Company’s majority owned subsidiary. The principal amount of the loan was $247,818. The loan bears interest at a rate of 5% per annum and the entire amount of the principal and accrued interest was due on June 10, 2022. On June 10, 2022, the loan and accrued interest of $6,178 were converted into a 17% equity stake in Simplicity One, increasing Kaplan’s total stake to 37% and reducing the Company’s stake to 59%. For the three and nine months ended February 28, 2023, the Company recorded interest expense of $0 and $339, respectively, compared to $2,716 and $2,716, respectively, in the prior periods (Note 8 - Debt).

Preferred Stock

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

Upon issuance of the Series X Preferred, the Company estimated the fair market value of the Series X Preferred to be $183,498. The Company recorded stock-based compensation expense of $182,498 related to the sale of the Series X Preferred and an associated receivable of $1,000 for the purchase price of the share (Note 9 – Stockholders’ Equity).

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Leases

As of February 28, 2023, the Company had entered into various leases for its corporate office and its gaming centers.

The following table summarizes the right-of use asset and lease liability as of February 28, 2023:

Right-of-use Asset, net	$-

Lease Liability
Current	$1,167,601
Long Term	-
Total	$1,167,601

During the three months ended February 28, 2023, the Company did not recognize a loss on impairment related to the closure of any Company owned stores. During the nine months ended February 28, 2023, the Company recognized a loss on impairment of $518,295 related to the closure of five Company owned stores. The corresponding lease liabilities will remain until the Company concludes negotiation with the lessors and therefore have been classified as current liabilities on the Company’s balance sheet as of February 28, 2023.

The following table summarizes the Company’s scheduled future minimum lease payments as of February 28, 2023:

2023	$133,743
2024	452,511
2025	405,795
2026	321,952
2027 and beyond	47,500
Total Operating Lease Obligations	$1,361,501
Less: Amount representing imputed interest	(193,900)
Present value of minimum lease payments	$1,167,601
Less current portion	1,167,601
Long term portion	$-

As of February 28, 2023, and May 31, 2022, the weighted-average remaining lease terms was 2.6 years and 3.6 years, respectively. Due to the fact that we do not have access to the rate implicit in the lease, we utilized our incremental borrowing rate as the discount rate. The weighted average discount rate associated with the lease as of February 28, 2023, and May 31, 2022, was 12% and 12%, respectively.

Employment Agreements, Board Compensation and Bonuses

On July 29, 2020, (i) the Company entered into an employment agreement (the “Kaplan 2020 Agreement”) with Mr. Kaplan; and (ii) the Board of Directors approved for Mr. Kaplan a $75,000 cash bonus and authorized the issuance of 250,000 shares of the Company’s common stock, both related to his performance during the fiscal year ended May 31, 2020. As of February 28, 2023, the Company still owed Mr. Kaplan $35,000 of the 2020 bonus award.

Effective March 29, 2021, the Company promoted Mr. Kaplan to be the Chairman of the Board of Directors, and he ceased to be the Company’s Chief Executive Officer and Interim Chief Financial Officer. Upon this change, Mr. Kaplan’s new monthly salary became $4,000 per month and the Kaplan 2020 Agreement was terminated.

On July 29, 2020, (i) the Company entered into an employment agreement (the “Franklin 2020 Agreement”) with Mr. Franklin; and (ii) the Board of Directors approved for Mr. Franklin a $75,000 cash bonus and authorized the issuance of 250,000 fully vested shares of the Company’s common stock, both related to his performance during the fiscal year ended May 31, 2020. As of February 28, 2023, the Company still owed Mr. Franklin $35,000 of the 2020 bonus award.

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

NOTE 8 — DEBT

The table below presents the Company’s outstanding debt balances as of February 28, 2023, and May 31, 2022:

	Convertible Promissory Notes	Secured Promissory Notes	Related Party Debt	Short-Term Note Payable
Principal Balance as of May 31, 2022	$5,361,347	$206,772	$247,818	$41,735
Carrying Value as of May 31, 2022	3,093,395	69,636	247,818	41,735
Principal
Borrowings	386,100	-	-	-
Repayments	-	(6,922)	(247,818)	-
Conversions	(443,600)	-	-	-
Totals	$(57,500)	$(6,922)	$(247,818)	$-
Unamortized Debt Issuance Costs, Beneficial Conversion Feature, and Warrant Discount
Beginning Balance	$(2,267,952)	$(137,136)	$-	$-
Additions	(532,169)	-	-	-
Accretion	2,011,464	20,717	-	-
Ending Balance	$(788,657)	$(116,419)	$-	$-

Principal Balance as of February 28, 2023	$5,303,847	$199,850	$-	$41,735
Carrying Value as of February 28, 2023	4,515,190	83,431	-	41,735
Less Short-Term Portion	4,515,190	-	-	41,735
Long Term Portion	$-	$83,431	$-	$-

Scheduled principal maturities of the Company’s outstanding debt over the next five fiscal years are as follows:

Fiscal year ending May 31,
2023	$1,230,009
2024	4,164,971
2025	44,193
2026	48,820
2027	57,439
Thereafter	-
$5,545,432

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the Labrys Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the Labrys Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the Labrys Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the Labrys Note was further reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company did not make any payments to Labrys. During the three and nine months ended February 28, 2023, the Company recognized $26,352 and $83,301, respectively, in interest expense associated with the Labrys Note recorded as accrued interest payable.

As of February 28, 2023, the carrying value and face value of the Labrys Note was $890,591 as the debt discount was fully accreted by that date.

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the March 2021 FirstFire Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2021 FirstFire Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the March 2022 FirstFire Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the March 2021 FirstFire Note was further reduced from $0.02 per share to $0.0175 per share.

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

During the three months ended August 31, 2022, FirstFire converted $9,500 of the outstanding principal balance of the March 2021 FirstFire Note at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 95,000 shares of common stock to FirstFire at a fair market value of $0.13 per share and recognized a loss on debt extinguishment of $2,850 (See Note 9 – Stockholders’ Equity).

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

On various dates during the three months ended February 28, 2023, FirstFire converted $73,600 of the outstanding principal balance of the March 2021 FirstFire Note at an adjusted conversion price of $0.02 per share. As a result of these conversions, the Company issued 3,680,000 shares of common stock to FirstFire at fair market values ranging from $0.013 to $0.038 per share and recognized a net loss on debt extinguishment of $6,026 (See Note 9 – Stockholders’ Equity).

During the three and nine months ended February 28, 2023, the Company recognized $12,494 and $48,587, respectively, in interest expense associated with the March 2021 FirstFire Note recorded as accrued interest payable and $82,493 and $209,900, respectively, in accretion expense related to the new debt discount associated with the derivative liability.

As of February 28, 2023, the carrying value and face value of the March 2021 FirstFire Note was $323,453, net of $84,327 in unaccreted debt discount.

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the June 2021 FirstFire Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the June 2021 FirstFire Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the June 2021 FirstFire Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the June 2021 FirstFire Note was further reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $134,589 and $408,523, respectively, which was related to the accretion of the debt discount.

As of February 28, 2023, the carrying value of the June 2021 FirstFire Note was $939,133, net of $152,534 in unaccreted debt discount.

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the June 2021 GS Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the June 2021 GS Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the June 2021 GS Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the June 2021 GS Note was further reduced from $0.02 per share to $0.0175 per share.

During the three months ended August 31, 2022, GS converted $53,000 of the outstanding principal balance the June 2021 GS Note and $6,935 in associated accrued interest at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 599,350 shares of common stock to GS at a fair market value of $0.19 per share and recognized a loss on debt extinguishment of $53,942.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $28,356 and $113,240, respectively, related to the accretion of the debt discount.

As of February 28, 2023, the carrying value of the June 2021 GS Note was $197,863, net of $32,136 in unaccreted debt discount.

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the August 2021 Jefferson Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the August 2021 Jefferson Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the August 2021 Jefferson Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the August 2021 Jefferson Note was further reduced from $0.02 per share to $0.0175 per share.

During the three months ended August 31, 2022, Jefferson converted $10,000 of the outstanding principal balance the August 2021 Jefferson Note and $1,000 in associated fees at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 110,000 shares of common stock to Jefferson at a fair market value of $0.075 per share and recognized a gain on debt extinguishment of $2,750 (See Note 9 – Stockholders’ Equity).

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

On various dates during the three months ended February 28, 2023, Jefferson converted $62,504 of the outstanding principal balance the August 2021 Jefferson Note and $6,000 in associated fees at an adjusted conversion price of $0.02 per share. As a result of these conversions, the Company issued 3,420,208 shares of common stock to Jefferson at fair market values ranging from $0.016 to $0.029 per share and recognized a net loss on debt extinguishment of $2,748 (See Note 9 – Stockholders’ Equity).

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $53,513 and $145,697, respectively, related to the accretion of the debt discount.

As of February 28, 2023, the carrying value of the August 2021 Jefferson Note was $186,834, net of $60,695 in unaccreted debt discount.

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

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $24,658 and $74,795, respectively, related to the accretion of the debt discount.

As of February 28, 2023, the carrying value of the August 2021 Lucas Note was $149,589, net of $50,411 in unaccreted debt discount.

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

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $3,267 and $9,910, respectively, related to the accretion of the debt discount.

As of February 28, 2023, the carrying value of the August 2021 LGH Note was $193,320, net of $6,680 in unaccreted debt discount.

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the September 2021 Ionic Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the September 2021 Ionic Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the September 2021 Ionic Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the September 2021 Ionic Note was further reduced from $0.02 per share to $0.0175 per share.

During the fiscal year ended May 31, 2022, Ionic converted $87,800 of the outstanding principal balance due under the September 2021 Ionic Note at an adjusted conversion price of $1.00 per share. At conversion, the Company issued 87,800 shares of common stock to Ionic at a fair market value of $2.61 per share and recognized a loss on debt extinguishment of $141,358.

During the three months ended August 31, 2022, Ionic converted $6,776 of the outstanding principal balance due under the September 2021 Ionic Note at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 67,755 shares of common stock to Ionic at a fair market value of $0.13 per share and recognized a loss on debt extinguishment of $2,033 (See Note 9 – Stockholders’ Equity).

Additionally, during the three months ended August 31, 2022, Ionic converted $15,000 of the outstanding principal balance due under the September 2021 Ionic Note at an adjusted conversion price of $0.10 per share. At conversion, the Company became obligated to issue 150,000 shares of common stock to Ionic at a fair market value of $0.075 per share and recognized a gain on debt extinguishment of $4,500. Upon conversion, these shares are classified as common stock to be issued, and subsequently, on September 2, 2022, the Company completed the issuance of the shares (See Note 9 – Stockholders’ Equity).

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

On various dates during the three months ended February 28, 2023, Ionic converted $100,200 of the outstanding principal balance due under the September 2021 Ionic Note at an adjusted conversion price of $0.02 per share. At conversion, the Company issued 5,010,000 shares of common stock to Ionic at fair market values ranging from $0.014 to $0.038 per share and recognized a net gain on debt extinguishment of $7,618 (See Note 9 – Stockholders’ Equity).

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $197,571 and $608,008, respectively, related to the accretion of the debt discount.

As of February 28, 2023, the carrying value of the September 2021 Ionic Note was $896,025, net of $369,156 in unaccreted debt discount.

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

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2022 FirstFire Note was reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the March 2022 FirstFire Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the March 2022 FirstFire Note was further reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded accrued interest expense of $3,255 and $5,787, respectively. In addition, during the three and nine months ended February 28, 2023, the Company recorded accretion expense of $0 and $67,554, respectively, related to the accretion of the debt discount.

As of February 28, 2023, the carrying value of the March 2022 FirstFire Note was $110,000 as the debt discount was fully accreted.

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

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2022 GS Note was reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the March 2022 GS Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the March 2022 GS Note was further reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded accrued interest expense of $2,441 and $4,340, respectively. In addition, during the three and nine months ended February 28, 2023, the Company recorded accretion expense of $0 and $50,666, respectively, related to the accretion of the debt discount.

As of February 28, 2023, the carrying value of the March 2022 GS Note was $82,500 as the debt discount was fully accreted.

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

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2022 Ionic Note was reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the March 2022 Ionic Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the March 2022 Ionic Note was further reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded accrued interest expense of $3,255 and $5,787, respectively. In addition, during the three and nine months ended February 28, 2023, the Company recorded accretion expense of $0 and $67,554, respectively, related to the accretion of the debt discount.

As of February 28, 2023, the carrying value of the March 2022 Ionic Note was $110,000 as the debt discount was fully accreted.

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

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the April 2022 Jefferson Note was reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the April 2022 Jefferson Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the April 2022 Jefferson Note was further reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded accrued interest expense of $2,441 and $4,068, respectively. In addition, during the three and nine months ended February 28, 2023, the Company recorded accretion expense of $0 and $50,666, respectively, related to the accretion of the debt discount.

As of February 28, 2023, the carrying value of the April 2022 Jefferson Note was $82,500 as the debt discount was fully accreted.

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

Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the July 2022 FirstFire Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the July 2022 FirstFire Note was further reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $814 and $8,521, respectively, which included $0 and $6,461, respectively, related to the accretion of the debt discount and accrued interest in the amount of $814 and $2,060, respectively.

As of February 28, 2023, 2022, the carrying value of the July 2022 FirstFire Note was $27,500 as the debt discount was fully accreted.

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

Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the July 2022 GS Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the July 2022 GS Note was further reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $814 and $8,521, respectively, which included $0 and $6,461, respectively, related to the accretion of the debt discount and accrued interest in the amount of $814 and $2,060, respectively.

As of February 28, 2023, 2022, the carrying value of the July 2022 GS Note was $27,500 as the debt discount was fully accreted.

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

Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the July 2022 Ionic Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the July 2022 Ionic Note was further reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $814 and $8,521, respectively, which included $0 and $6,461, respectively, related to the accretion of the debt discount and accrued interest in the amount of $814 and $2,060, respectively.

As of February 28, 2023, 2022, the carrying value of the July 2022 Ionic Note was $27,500 as the debt discount was fully accreted.

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

Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the July 2022 Jefferson Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the July 2022 Jefferson Note was further reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $814 and $8,521, respectively, which included $0 and $6,461, respectively, related to the accretion of the debt discount and accrued interest in the amount of $814 and $2,060, respectively.

As of February 28, 2023, the carrying value of the July 2022 Jefferson Note was $27,500 as the debt discount was fully accreted by that date.

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

Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the September 2022 FirstFire Note was reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $22,205 and $69,747, respectively, which included $21,098 and $66,000, respectively, related to the accretion of the debt discount and accrued interest in the amount of $1,107 and $3,747, respectively.

As of February 28, 2023, the carrying value of the September 2022 FirstFire Note was $66,000 as the debt discount was fully accreted by that date.

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

Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the September 2022 Ionic Note was reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $22,205 and $69,747, respectively, which included $21,098 and $66,000, respectively, related to the accretion of the debt discount and accrued interest in the amount of $1,107 and $3,747, respectively.

As of February 28, 2023, the carrying value of the September 2022 Ionic Note was $66,000 as the debt discount was fully accreted by that date.

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

Upon issuance of the September 2022 Jefferson Note, the Company received net proceeds of $25,000 and used such proceeds for working capital. Upon issuance of the September 2022 Jefferson Note and the September 2022 Jefferson Warrant, the Company allocated the $25,000 in net proceeds received between the fair market value of the beneficial conversion feature of the September 2022 Jefferson Note and the September 2022 Jefferson Warrant. The fair value of the beneficial conversion feature of the September 2022 Jefferson Note was $24,147, and the fair value of the September 2022 Jefferson Warrant was $853. The combination of these two components as well as the September 2022 Jefferson OID resulted in a total debt discount at issuance of $27,500 which is accreted over the term of the September 2022 Jefferson Note.

Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the September 2022 Jefferson Note was reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $9,252 and $29,061, respectively, which included $8,791 and $27,500, respectively, related to the accretion of the debt discount and accrued interest in the amount of $461 and $1,561, respectively.

As of February 28, 2023, the carrying value of the September 2022 Jefferson Note was $27,500 as the debt discount was fully accreted by that date.

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

Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the September 2022 GS Note was reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $4,133 and $11,606, respectively, which included $3,967 and $11,000, respectively, related to the accretion of the debt discount and accrued interest in the amount of $166 and $606, respectively.

As of February 28, 2023, the carrying value of the September 2022 GS Note was $11,000 as the debt discount was fully accreted by that date.

January 2023 FirstFire Global 12% Convertible Promissory Note

On January 30, 2023, the Company entered into a securities purchase agreement (the “January 2023 FirstFire SPA”) with FirstFire, pursuant to which the Company issued (i) a 12% convertible promissory note (the “January 2023 FirstFire Note”) in the principal sum of $35,200 (the “January 2023 FirstFire Principal Sum”).

The following are the material terms of the January 2023 FirstFire SPA and January 2023 FirstFire Note:

●	The January 2023 FirstFire Note matures on May 30, 2023 (the “January 2023 FirstFire Maturity Date”).
●	At its election, FirstFire may convert the January 2023 FirstFire Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $0.0175 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the January 2023 FirstFire Principal Sum at the rate of 12% per annum provided that the first three months of interest shall be guaranteed.
●	The January 2023 FirstFire Note carries an original issue discount of $3,200 (“January 2023 FirstFire OID”).
●	The January 2023 FirstFire Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the January 2023 FirstFire Note, the Company received net proceeds of $32,000 and used such proceeds for working capital. The January 2023 FirstFire OID resulted in a total debt discount at issuance of $3,200 which is accreted over the term of the January 2023 FirstFire OID.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $1,829 and $1,829, respectively, which included $773 and $773, respectively, related to the accretion of the debt discount and accrued interest in the amount of $1,056 and $1,056, respectively.

As of February 28, 2023, the carrying value of the January 2023 FirstFire Note was $32,773, net of $2,427 in unaccreted debt discount.

January 2023 Ionic Ventures, LLC 12% Convertible Promissory Note

On January 30, 2023, the Company entered into a securities purchase agreement (the “January 2023 Ionic SPA”) with Ionic, pursuant to which the Company issued (i) a 12% convertible promissory note (the “January 2023 Ionic Note”) in the principal sum of $35,200 (the “January 2023 Ionic Principal Sum”).

The following are the material terms of the January 2023 Ionic SPA and January 2023 Ionic Note:

●	The January 2023 Ionic Note matures on May 30, 2023 (the “January 2023 Ionic Maturity Date”).
●	At its election, Ionic may convert the January 2023 Ionic Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $0.0175 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the January 2023 Ionic Principal Sum at the rate of 12% per annum provided that the first three months of interest shall be guaranteed.
●	The January 2023 Ionic Note carries an original issue discount of $3,200 (“January 2023 Ionic OID”).
●	The January 2023 Ionic Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the January 2023 Ionic Note, the Company received net proceeds of $32,000 and used such proceeds for working capital. The January 2023 Ionic OID resulted in a total debt discount at issuance of $3,200 which is accreted over the term of the January 2023 Ionic OID.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $1,829 and $1,829, respectively, which included $773 and $773, respectively, related to the accretion of the debt discount and accrued interest in the amount of $1,056 and $1,056, respectively.

As of February 28, 2023, the carrying value of the January 2023 Ionic Note was $32,773, net of $2,427 in unaccreted debt discount.

February 2023 Jefferson Street Capital LLC 12% Convertible Promissory Note

On February 3, 2023, the Company entered into a securities purchase agreement (the “February 2023 Jefferson SPA”) with Jefferson, pursuant to which the Company issued (i) a 12% convertible promissory note (the “February 2023 Jefferson Note”) in the principal sum of $35,200 (the “February 2023 Jefferson Principal Sum”).

The following are the material terms of the February 2023 Jefferson SPA and February 2023 Jefferson Note:

●	The February 2023 Jefferson Note matures on May 30, 2023 (the “February 2023 Jefferson Maturity Date”).
●	At its election, Jefferson may convert the February 2023 Jefferson Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $0.0175 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the February 2023 Jefferson Principal Sum at the rate of 12% per annum provided that the first three months of interest shall be guaranteed.
●	The February 2023 Jefferson Note carries an original issue discount of $3,200 (“February 2023 Jefferson OID”).
●	The February 2023 Jefferson Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the February 2023 Jefferson Note, the Company received net proceeds of $32,000 and used such proceeds for working capital. Upon issuance of the February 2023 Jefferson Note, the Company calculated the fair value of the beneficial conversion feature of the February 2023 Jefferson Note to be $32,000. The combination of beneficial conversion feature and the February 2023 Jefferson OID is accreted over the term of the February 2023 Jefferson Note.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $8,389 and $8,389, respectively, which included $7,333 and $7,333, respectively, related to the accretion of the debt discount and accrued interest in the amount of $1,056 and $1,056, respectively.

As of February 28, 2023, the carrying value of the February 2023 Jefferson Note was $7,333, net of $27,867 in unaccreted debt discount.

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

During the three months ended February 28, 2023, the Company did not make any principal payments. For the three months ended February 28, 2023, the company recognized $7,969 in total interest expense associated with Secured Note One, comprised of $3,118 in accrued interest payable and $4,851 in accretion expense related to the original issuance discount and debt discount related to the warrants.

During the nine months ended February 28, 2023, the Company paid $4,500 on the Secured Note One. For the nine months ended February 28, 2023, the company recognized $53,945 in total interest expense associated with Secured Note One, comprised of $1,077 in cash interest payments, $8,315 in accrued interest payable and $14,553 in accretion expense related to the original issuance discount and debt discount related to the warrants.

As of February 28, 2023, the carrying value of Secured Note One is $51,970, net of $72,765 in unaccreted debt discounts.

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

During the three months ended February 28, 2023, the Company did not make any principal payments on Secured Note Two. For the three months ended February 28, 2023, the company recognized $4,789 in total interest expense associated with Secured Note Two, comprised of $1,878 in accrued interest payable and $2,911 in accretion expense related to the original issuance discount and debt discount related to the warrants.

For the nine months ended February 28, 2023, the company recognized $13,739 in total interest expense associated with Secured Note Two, comprised of $646 in cash interest payments, $5,007 in accrued interest payable and $8,732 in accretion expense related to the original issuance discount and debt discount related to the warrants.

As of February 28, 2023, the carrying value of Secured Two Note is $31,461, net of $43,657 in unaccreted debt discounts.

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

During the three ended February 28, 2023, and 2022, the Company recognized interest expense of $0 and $2,716, respectively. During the nine months ended February 28, 2023, and 2022, the Company recognized interest expense of $339 and $2,716, respectively.

Other Short Term Note Payable

During 2020, the Company received loan proceeds in the amount of $82,235 under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). During the year ended May 31, 2022, $40,500 of the obligation was forgiven by the Small Business Administration. As of February 28, 2023, the outstanding balance of this obligation was $41,735.

NOTE 9 — STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of February 28, 2023, there was one share of preferred stock issued or outstanding. As of May 31, 2022, there were no shares of preferred stock issued and outstanding.

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

Common Stock

As of February 28, 2023, the Company is authorized to issue 250,000,000 shares of Common Stock with a par value of $0.0001 per share. Holders of the shares of the Common Stock are entitled to one vote for each share.

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

As of February 28, 2023, and May 31, 2022, there were 21,686,369 and 1,830,818 shares of Common Stock issued and outstanding, respectively. During the nine months ended February 28, 2023, the Company issued shares of its Common Stock as follows:

Issuances Related to Officers, Directors, and Third-Party Vendors:

●	On June 1, 2022, the Company issued 100,000 shares of its Common Stock, valued at $1.22 per share, as consideration for $100,000 in account payable due to a third-party vendor and recognized a loss on issuance of shares of $22,000;
●	On June 24, 2022, the Company issued 1,667 shares of its Common Stock, valued at $2.81 per share, as compensation to officers and directors of the Company and recognized a gain on issuance of shares of $316;
●	On June 24, 2022, the Company issued 3,571 shares of its Common Stock, valued at $1.35 per share, as compensation to officers and directors of the Company and recognized a gain on issuance of shares of $179;
●	On June 30, 2022, the Company issued 100,000 shares of its Common Stock, valued at $0.47 per share, as consideration for $50,000 in account payable due to a third-party vendor and recognized a gain on issuance of shares of $3,000;
●	On August 4, 2022, the Company issued 100,000 shares of its Common Stock, valued at $0.12 per share, as consideration for $5,000 in account payable due to a third-party vendor and recognized a loss on issuance of shares of $7,000;
●	On August 30, 2022, the Company issued 112,000 shares of its Common Stock, valued at $0.06 per share, as consideration for $5,000 in account payable due to a third-party vendor and recognized a loss on issuance of shares of $1,720.
●	On September 29, 2022, the Company issued 160,000 shares of its Common Stock, valued at $0.162 per share, as consideration for $25,000 in account payable due to a third-party vendor and recognized a loss on issuance of shares of $872; and
●	On November 10, 2022, the Company issued 340,000 shares of its Common Stock, valued at $0.043 per share, as consideration for $6,800 in account payable due to a third-party vendor and recognized a loss on issuance of shares of $7,650.

Issuances Related to Conversions of March 2021 FirstFire Note:

●	On July 27, 2022, the Company issued 95,000 shares of its Common Stock, valued at $0.13, to FirstFire upon conversion of $9,500 in principal due under the March 2021 FirstFire Note. In association with this issuance, the Company recognized $2,850 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On September 29, 2022, the Company issued 150,000 shares of its Common Stock, valued at $0.162, to FirstFire upon conversion of $3,000 in principal due under the March 2021 FirstFire Note. In association with this issuance, the Company recognized $21,255 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On October 3, 2022, the Company issued 200,000 shares of its Common Stock, valued at $0.092, to FirstFire upon conversion of $4,000 in principal due under the March 2021 FirstFire Note. In association with this issuance, the Company recognized $14,440 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On October 6, 2022, the Company issued 248,000 shares of its Common Stock, valued at $0.037, to FirstFire upon conversion of $4,960 in principal due under the March 2021 FirstFire Note. In association with this issuance, the Company recognized $4,156 as a loss on the extinguishment of debt (See Note 8 – Debt); and
●	On November 10, 2022, the Company issued 358,000 shares of its Common Stock, valued at $0.043, to FirstFire upon conversion of $7,160 in principal due under the March 2021 FirstFire Note. In association with this issuance, the Company recognized $8,055 as a loss on the extinguishment of debt (See Note 8 – Debt).

●	On December 5, 2022, the Company issued 490,000 shares of its Common Stock, valued at $0.024, to FirstFire upon conversion of $9,800 in principal due under the March 2021 FirstFire Note. In association with this issuance, the Company recognized $1,911 as a loss on the extinguishment of debt (See Note 8 – Debt).
●	On December 6, 2022, the Company issued 525,000 shares of its Common Stock, valued at $0.023, to FirstFire upon conversion of $10,500 in principal due under the March 2021 FirstFire Note. In association with this issuance, the Company recognized $1,554 as a loss on the extinguishment of debt (See Note 8 – Debt).
●	On December 13, 2022, the Company issued 540,000 shares of its Common Stock, valued at $0.016, to FirstFire upon conversion of $10,800 in principal due under the March 2021 FirstFire Note. In association with this issuance, the Company recognized $1,998 as a gain on the extinguishment of debt (See Note 8 – Debt).
●	On December 15, 2022, the Company issued 600,000 shares of its Common Stock, valued at $0.038, to FirstFire upon conversion of $12,000 in principal due under the March 2021 FirstFire Note. In association with this issuance, the Company recognized $10,992 as a loss on the extinguishment of debt (See Note 8 – Debt).
●	On December 20, 2022, the Company issued 600,000 shares of its Common Stock, valued at $0.020, to FirstFire upon conversion of $12,000 in principal due under the March 2021 FirstFire Note. In association with this issuance, the Company recognized $300 as a gain on the extinguishment of debt (See Note 8 – Debt).
●	On January 3, 2023, the Company issued 925,000 shares of its Common Stock, valued at $0.013, to FirstFire upon conversion of $18,500 in principal due under the March 2021 FirstFire Note. In association with this issuance, the Company recognized $6,133 as a gain on the extinguishment of debt (See Note 8 – Debt).

Issuances Related to Conversions of June 2021 GS Note:

●	On July 18, 2022, the Company issued 599,350 shares of its Common Stock, valued at $0.19, to GS upon conversion of $53,000 in principal and $6,935 in associated accrued interest payable due under the June 2021 GS Note. In association with this issuance, the Company recognized $53,942 as a loss on the extinguishment of debt (See Note 8 – Debt).

Issuances Related to Conversions of August 2021 Jefferson Note:

●	On August 23, 2022, the Company issued 110,000 shares of its Common Stock, valued at $0.075, to Jefferson upon conversion of $10,000 in principal and $1,000 in fees due under the August 2021 Jefferson Note. In association with this issuance, the Company recognized $2,750 as a gain on the extinguishment of debt (See Note 8 – Debt);
●	On September 29, 2022, the Company issued 150,000 shares of its Common Stock, valued at $0.162, to Jefferson upon conversion of $2,000 in principal and $1,000 in fees due under the August 2021 Jefferson Note. In association with this issuance, the Company recognized $21,255 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On October 9, 2022, the Company issued 290,000 shares of its Common Stock, valued at $0.036, to Jefferson upon conversion of $4,800 in principal and $1,000 in fees due under the August 2021 Jefferson Note. In association with this issuance, the Company recognized $4,640 as a loss on the extinguishment of debt (See Note 8 – Debt); and
●	On October 11, 2022, the Company issued 380,000 shares of its Common Stock, valued at $0.042, to Jefferson upon conversion of $6,600 in principal and $1,000 in fees due under the August 2021 Jefferson Note. In association with this issuance, the Company recognized $8,360 as a loss on the extinguishment of debt (See Note 8 – Debt).

●	On December 1, 2022, the Company issued 460,000 shares of its Common Stock, valued at $0.025, to Jefferson upon conversion of $8,200 in principal and $1,000 in fees due under the August 2021 Jefferson Note. In association with this issuance, the Company recognized $2,254 as a loss on the extinguishment of debt (See Note 8 – Debt).
●	On December 5, 2022, the Company issued 475,000 shares of its Common Stock, valued at $0.024, to Jefferson upon conversion of $8,500 in principal and $1,000 in fees due under the August 2021 Jefferson Note. In association with this issuance, the Company recognized $1,853 as a loss on the extinguishment of debt (See Note 8 – Debt).
●	On December 7, 2022, the Company issued 525,000 shares of its Common Stock, valued at $0.029, to Jefferson upon conversion of $9,500 in principal and $1,000 in fees due under the August 2021 Jefferson Note. In association with this issuance, the Company recognized $4,463 as a loss on the extinguishment of debt (See Note 8 – Debt).
●	On December 12, 2022, the Company issued 600,000 shares of its Common Stock, valued at $0.016, to Jefferson upon conversion of $11,000 in principal and $1,000 in fees due under the August 2021 Jefferson Note. In association with this issuance, the Company recognized $2,400 as a gain on the extinguishment of debt (See Note 8 – Debt).
●	On December 21, 2022, the Company issued 550,000 shares of its Common Stock, valued at $0.018, to Jefferson upon conversion of $10,000 in principal and $1,000 in fees due under the August 2021 Jefferson Note. In association with this issuance, the Company recognized $990 as a gain on the extinguishment of debt (See Note 8 – Debt).
●	On January 24, 2023, the Company issued 810,208 shares of its Common Stock, valued at $0.017, to Jefferson upon conversion of $15,204 in principal and $1,000 in fees due under the August 2021 Jefferson Note. In association with this issuance, the Company recognized $2,431 as a gain on the extinguishment of debt (See Note 8 – Debt).

Issuances Related to Conversions of September 2021 Ionic Note:

●	On July 28, 2022, the Company issued 67,755 shares of its Common Stock, valued at $0.13, to Ionic upon conversion of $6,776 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $2,033 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On September 2, 2022, the Company completed the issuance of 150,000 shares of its Common Stock to Ionic related to the conversion of $15,000 in principal due under the September 2021 Ionic Note converted during the quarter ended August 31, 2022 at a fair value of $0.07 with an associated gain of $4,500 (See Note 8 – Debt);
●	On September 10, 2022, the Company issued 155,000 shares of its Common Stock, valued at $0.05, to Ionic upon conversion of $3,100 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $4,650 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On September 27, 2022, the Company issued 160,000 shares of its Common Stock, valued at $0.03, to Ionic upon conversion of $3,200 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $1,600 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On September 29, 2022, the Company issued 160,000 shares of its Common Stock, valued at $0.162, to Ionic upon conversion of $3,200 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $22,672 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On September 30, 2022, the Company issued 400,000 shares of its Common Stock, valued at $0.13, to Ionic upon conversion of $8,000 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $44,000 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On October 3, 2022, the Company issued 440,000 shares of its Common Stock, valued at $0.092, to Ionic upon conversion of $8,800 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $31,768 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On October 5, 2022, the Company issued 265,000 shares of its Common Stock, valued at $0.044, to Ionic upon conversion of $5,300 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $6,360 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On October 6, 2022, the Company issued 265,000 shares of its Common Stock, valued at $0.037, to Ionic upon conversion of $5,300 in principal due the September 2021 Ionic Note. In association with this issuance, the Company recognized $4,441 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On October 7, 2022, the Company issued 265,000 shares of its Common Stock, valued at $0.036, to Ionic upon conversion of $5,300 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $4,240 as a loss on the extinguishment of debt (See Note 8 – Debt);

●	On October 24, 2022, the Company issued 340,000 shares of its Common Stock, valued at $0.027, to Ionic upon conversion of $6,800 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $2,210 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On November 7, 2022, the Company issued 360,000 shares of its Common Stock, valued at $0.022, to Ionic upon conversion of $7,200 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $720 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On November 10, 2022, the Company issued 380,000 shares of its Common Stock, valued at $0.043, to Ionic upon conversion of $7,600 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $8,550 as a loss on the extinguishment of debt (See Note 8 – Debt);
●	On November 11, 2022, the Company issued 385,000 shares of its common stock, valued at $0.038, to Ionic upon conversion of $7,700 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $6,911 as a loss on the extinguishment of debt (See Note 8 – Debt); and
●	On November 17, 2022, the Company issued 455,000 shares of its Common Stock, valued at $0.028, to Ionic upon conversion of $9,100 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $3,640 as a loss on the extinguishment of debt (See Note 8 – Debt).
●	On December 1, 2022, the Company issued 500,000 shares of its Common Stock, valued at $0.015, to Ionic upon conversion of $10,000 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $2,275 as a gain on the extinguishment of debt (See Note 8 – Debt).
●	On December 12, 2022, the Company issued 625,000 shares of its Common Stock, valued at $0.016, to Ionic upon conversion of $12,500 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $2,500 as a gain on the extinguishment of debt (See Note 8 – Debt).
●	On December 15, 2022, the Company issued 650,000 shares of its Common Stock, valued at $0.038, to Ionic upon conversion of $13,000 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $11,908 as a loss on the extinguishment of debt (See Note 8 – Debt).
●	On December 19, 2022, the Company issued 655,000 shares of its Common Stock, valued at $0.019, to Ionic upon conversion of $13,100 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $655 as a gain on the extinguishment of debt (See Note 8 – Debt).
●	On December 23, 2022, the Company issued 655,000 shares of its Common Stock, valued at $0.016, to Ionic upon conversion of $13,100 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $2,751 as a gain on the extinguishment of debt (See Note 8 – Debt).
●	On December 28, 2022, the Company issued 900,000 shares of its Common Stock, valued at $0.014, to Ionic upon conversion of $18,000 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $5,400 as a gain on the extinguishment of debt (See Note 8 – Debt).
●	On January 4, 2023, the Company issued 1,025,000 shares of its Common Stock, valued at $0.014, to Ionic upon conversion of $20,500 in principal due under the September 2021 Ionic Note. In association with this issuance, the Company recognized $5,945 as a gain on the extinguishment of debt (See Note 8 – Debt).

Warrants

As of February 28, 2023, the Company has issued and outstanding warrants to purchase shares of its Common Stock as follows:

	Number of
Issue	Warrants	Vesting	Termination	Exercise
Date	Outstanding	Date	Date	Price
11/20/2018	682,688	11/20/2018	11/20/2023	$92.00
5/31/2019	120,313	5/31/2019	5/31/2024	$32.00
6/1/2020	3,125	6/1/2020	6/1/2025	$32.00
6/10/2021	750,000	6/10/2021	6/10/2024	$0.0175
6/18/2021	100,000	6/18/2021	6/10/2024	$20.00
8/4/2021	365,000	8/4/2021	10/12/2024	$13.00
8/23/2021	156,250	8/23/2021	8/23/2024	$0.0175
8/31/2021	187,480	8/31/2021	8/31/2024	$0.0175
9/17/2021	40,000	9/17/2021	9/17/2024	$0.0175
9/28/2021	729,167	9/28/2021	9/28/2024	$0.0175
10/1/2021	40,000	10/1/2021	10/1/2024	$0.0175
11/18/2021	48,000	11/18/2021	11/18/2024	$0.0175
3/21/2022	137,500	3/21/2022	3/21/2025	$0.0175
4/1/2022	37,500	4/1/2022	4/1/2025	$0.0175
7/14/2022	200,000	7/14/2022	7/14/2025	$0.0175
9/8/2022	285,454	9/8/2022	9/8/2025	$0.0175
9/13/2022	18,000	9/8/2022	9/13/2025	$0.0175
	3,900,477

During the three and nine months ended February 28, 2023, the Company issued zero and 503,454 warrants, respectively, to acquire shares of Common Stock to accredited investors in association with issued debt instruments (See Note 8 – Debt). Upon issuance, the fair value of these warrants was estimated at the date of issuance using the Black-Scholes option-pricing model with the following assumptions: (i) exercise price of $1.00 per share; (ii) expected dividend yield of 0%; (iii) expected volatility of 134% to 147%; (iv) risk-free interest rates of 3.16% - 3.75%; and (v) term of 3.0 years.

During the three and nine months ended February 28, 2022, the Company issued to accredited investors in association with issued, amended, or extinguished debt instruments zero and 2,315,897 warrants to acquire shares of Common Stock, respectively.

During the three and nine months ended February 28, 2022, the Company sold zero and 100,000 warrants, respectively, to an accredited investor. The 100,000 warrants were sold for an aggregate purchase price of $100,000. Each warrant has an exercise price of $20.00 per share of Common Stock, became exercisable upon issuance, and expire on the third anniversary of issuance. No similar activity occurred during the three or nine months ended February 28, 2023.

Stock-Based Compensation

The Company did not grant any options to purchase its common shares during the nine months ended February 28, 2023. During the nine months ended February 28, 2022, the Company granted 275,000 options to purchase shares of its Common Stock to an officer and former officer of the company.

The table below presents option activity for the nine months ended February 28, 2023:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)
Balance at May 31, 2022	462,500	2.77	2.93
Options exercised	-	-	-
Options granted	-	-	-
Options expired	-	-	-
Options forfeited	(72,500)	2.77	2.68
Outstanding at February 28, 2023	390,000	2.77	2.18
Exercisable at February 28, 2023	390,000	2.77	2.18

Stock based compensation expense related to options for the three months ended February 28, 2023, and 2022, amounted to $0 and $183,361, respectively. Stock based compensation expense related to options for the nine months ended February 28, 2023, and 2022, amounted to $32,976 and $550,082, respectively. Unrecognized compensation expense related to outstanding options amounted to $0 and $0 as of February 28, 2023, and 2022, respectively.

NOTE 10 — DERIVATIVE LIABILITY

Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described above, the conversion price of certain equity-linked instruments decreased to $0.02 per share. With this decrease, the number of shares of Common Stock into which these instruments were convertible exceeded the authorized but unissued shares of Common Stock. After application of the Company’s Sequencing Policy, the Company record a derivative liability related to the shares underlying these instruments that exceeded the authorized but unissued shares of Common Stock pursuant to ASC 815.

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

During any reporting period, any conversions of convertible promissory notes into shares of Common Stock or other issuances of Common Stock are assessed for treatment under the Sequencing Policy.

At the end of the reporting period, the fair market value of the derivative liability is remeasured utilizing the Black-Scholes option-pricing model with then-current inputs. Any resulting variances in the derivative liability are recorded as a gain or loss on the measurement of the liability in the income statement.

During the three months ended November 30, 2022, the Company recorded the initial derivative liability on 226,172,445 shares of Common Stock underlying certain warrant and convertible promissory notes by first analyzing the fair value of the derivative liability shares utilizing the Black-Scholes option-pricing model with the following assumptions: (i) conversion price of the applicable instrument; (ii) expected dividend yield of 0%; (iii) expected volatility ranging from 130.3% to 305.4%; (iv) risk-free interest rates ranging from 3.2% to 4.1%; and (v) expected remaining term ranging from 0.66 to 2.88 years. While the Company utilized the Black-Scholes option-pricing model for recording of the derivative liabilities, a supplemental analysis was conducted utilizing the binomial tree model with identical inputs as used in the Black-Scholes option-pricing model. This analysis resulted in fair value with immaterial, de minimus variances.

During the three months ended November 30, 2022, after the recording of the initial derivative liability, the Company recorded an additional derivative liability on an additional 500,000 shares of Common Stock at the then current inputs to the Black-Scholes option-pricing model.

During the three months ended November 30, 2022, the Company recorded an initial aggregate derivative liability of $10,832,403, with adjustment during the periods of a decrease in the derivative liability of $52,574. Offsetting these amounts, the Company recorded $10,485,603 to additional paid in capital and $294,227 in new debt discount. At the end of the reporting period, the Company remeasured the fair market value of the aggregate derivative liability resulting in a gain on change in value of the derivative liability of $7,389,820, recorded on the statement of operations, bringing the ending balance of the derivative liability to $3,390,009.

On January 20, 2023, the Company filed the Amendment to its Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to increase the Company’s authorized shares of Common Stock from 36,000,000 to 250,000,000 thereby reducing the number of shares of Common Stock on which a derivative liability was required. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of certain equity-linked instruments was reduced from $0.02 per share to $0.0175 per share thereby increasing the number of shares of Common Stock on which a derivative liability was required.

During the three months ended February 28, 2023, the number of shares on which a derivative liability was required was reduced from 226,672,445 shares of Common Stock to 60,977,418 with resulting in adjustments during the period of a decrease in the derivative liability of $2,678,568. At the end of the reporting period, the Company remeasured the fair market value of the aggregate derivative liability resulting in a loss on change in value of the derivative liability of $96,971, recorded on the statement of operations, bringing the ending balance of the derivative liability to $808,412.

During the three and nine months ended February 28, 2023, the Company recorded $82,493 and $209,900 in interest expense related to the debt discount (See Note 7 - Debt).

The table below presents the derivative liability balances as of February 28, 2023, and May 31, 2022:

Derivative Liability
Balance at May 31, 2022	$-
Initial derivative liability recorded in additional paid in capital	10,485,603
Derivative liability recorded as debt discount	294,226
Gain on change in fair value of derivative liability	(7,389,820)
Balance at November 30, 2022	$3,390,009
Adjustments to derivative liability recorded in additional paid in capital due to sequencing	(2,678,568)
Loss on change in fair value of derivative liability	96,971
Balance at February 28, 2023	$808,412

NOTE 11 — SUBSEQUENT EVENTS

Conversion of Convertible Promissory Notes

Subsequent to the reporting period, the holders of $117,300 of the Company’s convertible notes converted principal and related fees under such notes into an aggregate of 6,681,427 shares of Common Stock.

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

On March 10, 2023, the parties to the Exchange Agreement entered into Amendment No. 2 to Exchange Agreement (“Amendment No. 2”). Amendment No. 2 was executed on March 10, 2023 and placed in escrow. Amendment No. 2 was released from escrow on March 28, 2023.

Pursuant to the terms of Amendment No. 2, the termination date was amended to be July 14, 2023. In addition, pursuant to the terms of Amendment No. 2, the Company agreed to acquire from the Members 100% of the membership interests of Diverted River held by the Members as of the Closing in exchange for the issuance by the Company to the Members of shares of the Company’s common stock equal to 75% of the issued and outstanding shares of the Company’s common stock as of the Closing. The parties acknowledge that the Company is currently, or shall shortly become, a party to the Notes Exchange Agreement by and between the Company and the Noteholders (as hereinafter defined) of the Notes (as hereinafter defined), pursuant to which, at or simultaneous with the Closing hereunder, such Notes shall be exchanged for a number of shares of Company common stock equal to 5% of the Company’s outstanding shares of common stock following the Closing and the closing of the Offering (as hereinafter defined) (the “Note Exchange Transactions”). The parties also acknowledge and agree that in connection with the transactions and the Note Exchange Transactions, the Company expects to complete an offering of Company common stock to certain additional investors (the “Offering”). The number of shares of common stock to be issued and sold in the Offering, when added to the shares of common stock issued and outstanding prior to the closing of the Note Exchange Transactions and the Closing, will comprise no more than 20% of the issued and outstanding shares of Company common stock following the closing of the Offering, the closing of the Note Exchange Transactions and the Closing, such that the ending capitalization of the Company at such time shall be comprised of (i) the investors in the Offering and the other shareholders of the Company, holding 20% of the issued and outstanding shares of the Company’s common stock, (ii) the DRT Members holding 75% of the issued and outstanding shares of the Company’s common stock; and (iii) the Noteholders, collectively, holding 5% of the issued and outstanding shares of the Company’s common stock, and provided that such 5% number may be reduced as set forth in the Note Exchange Agreement, in which event the proportion of the shares of common stock to be held by the investors in the Offering and the other shareholders of the Company other than the DRT Members and the Noteholders, shall be adjusted from such current 20% number.

Except as set forth in Amendment No. 2, the Exchange Agreement, as amended, remains in full force and effect.

As of the date of the filing of this Quarterly Report on Form 10-Q, the Exchange Agreement, as amended, has not been terminated.

March 2023 Ionic SPA & 12% Convertible Note

On March 8, 2023, the Company entered into a securities purchase agreement (the “March 2023 Ionic SPA”), dated as of March 8, 2023, with Ionic, pursuant to which the Company issued a 12% convertible promissory note to Ionic (the “March 2023 Ionic Note”) with a maturity date of July 8, 2023, in the principal sum of $16,500.

Pursuant to the terms of the March 2023 Ionic Note, the Company agreed to pay to Ionic $16,500 and to pay interest on the principal balance at the rate of 12% per annum. The March 2023 Ionic Note carries an original issue discount of $1,500. Accordingly, Ionic paid the purchase price of $15,000 in exchange for the March 2023 Ionic Note. The Company intends to use the proceeds for working capital. Ionic may convert the March 2023 Ionic Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the March 2023 Ionic Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by Ionic upon, at the election of Ionic, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $0.0175 per share, as the same may be adjusted as provided in the March 2023 Ionic Note.

The Company may prepay the March 2023 Ionic Note in accordance with the terms of the March 2023 Ionic Note, with the understanding that $660 of interest under the March 2023 Ionic Note is guaranteed and earned in full as of March 8, 2023. The March 2023 Ionic Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the March 2023 Ionic SPA or the March 2023 Ionic Note.

Upon the occurrence of any Event of Default (as defined in the March 2023 Ionic Note), which has not been cured within the time prescribed in the respective March 2023 Ionic Note, the March Ionic 2023 Note shall become immediately due and payable and the Company shall pay to the holder thereof, in full satisfaction of its obligations thereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

March 2023 FirstFire SPA & 12% Convertible Note

On March 8, 2023, the Company entered into a securities purchase agreement (the “March 2023 FirstFire SPA”), dated as of March 8, 2023, with FirstFire, pursuant to which the Company issued a 12% convertible promissory note to FirstFire (the “March 2023 FirstFire Note”) with a maturity date of July 8, 2023, in the principal sum of $16,500.

Pursuant to the terms of the March 2023 FirstFire Note, the Company agreed to pay to FirstFire $16,500 and to pay interest on the principal balance at the rate of 12% per annum. The March 2023 FirstFire Note carries an original issue discount of $1,500. Accordingly, FirstFire paid the purchase price of $15,000 in exchange for the March 2023 FirstFire Note. The Company intends to use the proceeds for working capital. FirstFire may convert the March 2023 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the March 2023 FirstFire Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by FirstFire upon, at the election of FirstFire, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $0.0175 per share, as the same may be adjusted as provided in the March 2023 FirstFire Note.

The Company may prepay the March 2023 FirstFire Note in accordance with the terms of the March 2023 FirstFire Note, with the understanding that $660 of interest under the March 2023 FirstFire Note is guaranteed and earned in full as of March 8, 2023. The March 2023 FirstFire Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the March 2023 FirstFire SPA or the March 2023 FirstFire Note.

Upon the occurrence of any Event of Default (as defined in the March 2023 FirstFire Note), which has not been cured within the time prescribed in the respective March 2023 FirstFire Note, the March FirstFire 2023 Note shall become immediately due and payable and the Company shall pay to the holder thereof, in full satisfaction of its obligations thereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

Letter Agreement with Ionic, FirstFire, Jefferson, Labrys, GS and Lucas

On March 21, 2023, the Company, Ionic Ventures, LLC (“Ionic”), FirstFire Global Opportunities Fund (“FirstFire”), Jefferson Street Capital (“Jefferson”), Labrys Fund (“Labrys”), GS Capital Partners (“GS”), and Lucas Ventures & LGH Investments (“Lucas” and collectively with Ionic, FirstFire, Jefferson, Labrys and GS, the “Noteholders”) entered into a letter agreement (the “Letter Agreement”) pursuant to which the Noteholders agreed to convert their Notes into a number of shares of the Company’s common stock equal to 5% of the outstanding shares of common stock on March 21, 2023 (the “Equity Percentage Shares”). Each Noteholder agreed to convert its respective Note(s) into the equity percentage based on the ratio which the principal amount of such Noteholder’s Note bears to the aggregate principal amount of all Noteholders. Pursuant to the terms of the Letter Agreement, “Notes” is defined to include the following promissory notes:

Noteholder	Origination	Principal and Interest Balance (In Dollars)
FirstFire	3/21/22	120,819
FirstFire	7/14/22	29,196
FirstFire	6/10/21	1,364,167
FirstFire	3/10/21	528,847

GS	3/21/22	90,614
GS	7/14/22	29,196
GS	6/10/21	299,678
GS	9/13/22	11,440

Ionic	3/21/22	120,819
Ionic	7/14/22	29,196
Ionic	9/29/21	1,526,014

Jefferson	4/1/22	90,162
Jefferson	8/24/21	327,529
Jefferson	7/14/22	29,196

Labrys	2/19/21	1,021,697

LGH	9/2/21	248,000
Lucas	9/2/21	248,000

The following promissory notes are expressly omitted from the definition of Notes:

Noteholder	Origination	Principal and Interest Balance (In Dollars)
FirstFire	9/8/22	68,640
FirstFire	1/30/23	35,200
FirstFire	3/8/23	16,500

Ionic	9/8/22	68,640
Ionic	1/30/23	35,200
Ionic	3/8/23	16,500

Jefferson	9/8/22	28,600
Jefferson	1/30/23	35,200

Notwithstanding the terms of the Letter Agreement, the Noteholders are entitled to continue conversions from March 21, 2023 until the Closing. Any conversions that occur in accordance with the Letter Agreement will reduce the number of shares of common stock that would be issued to each Noteholder upon conversion of each of its respective Notes equal to the ratio multiplied by the Equity Percentage Shares.

April 2023 SPA, Ionic Secured Convertible Note & FirstFire Secured Convertible Note

On April 17, 2023, the Company entered into a securities purchase agreement (the “April 2023 SPA”), dated as of April 17, 2023, with Ionic and FirstFire, pursuant to which the Company issued (i) a 12% secured convertible promissory note to Ionic (the “April 2023 Ionic Note”) with a maturity date of August 17, 2023, in the principal sum of $33,000; and (ii) a 12% secured convertible promissory note to FirstFire (the “April 2023 FirstFire Note” and together with the April 2023 Ionic Note, the “April 2023 Notes”) with a maturity date of August 17, 2023, in the principal sum of $33,000. The Company has filed with the Internal Revenue Service an employee retention credit rebate (the “ERC Rebate”) in the amount of approximately $400,000. Pursuant to the terms of the April 2023 SPA, the parties agreed that the ERC will be used to immediately repay the April 2023 Notes and the following notes held by Ionic and FirstFire:

●	Convertible Promissory Note by and between the Company, as borrower, and Ionic, as holder, in the principal sum of $16,500, dated March 8, 2023;

●	Convertible Promissory Note by and between the Company, as borrower, and Ionic, as holder, in the principal sum of $35,200, dated January 30, 2023;

●	Convertible Promissory Note by and between the Company, as borrower, and Ionic, as holder, in the principal sum of $66,000, dated September 8, 2022;

●	Convertible Promissory Note by and between the Company, as borrower, and Ionic, as holder, in the principal sum of $27,500, dated July 14, 2022;

●	Convertible Promissory Note by and between the Company, as borrower, and FirstFire, as holder, in the principal sum of $16,500, dated March 8, 2023;

●	Convertible Promissory Note by and between the Company, as borrower, and FirstFire, as holder, in the principal sum of $35,200, dated January 30, 2023;

●	Convertible Promissory Note by and between the Company, as borrower, and FirstFire, as holder, in the principal sum of $66,000, dated September 8, 2022; and

●	Convertible Promissory Note by and between the Company, as borrower, and FirstFire, as holder, in the principal sum of $27,500, dated July 14, 2022,

with each of Ionic and FirstFire receiving 50% of the ERC Rebate, as well as $10,000 due to the holders’ counsel, to be paid immediately upon receipt thereof.

Pursuant to the terms of the April 2023 Ionic Note, the Company agreed to pay to Ionic $33,000 and to pay interest on the principal balance at the rate of 12% per annum. The April 2023 Ionic Note carries an original issue discount of $3,000. Accordingly, Ionic paid the purchase price of $30,000 in exchange for the April 2023 Ionic Note. The Company intends to use the proceeds for working capital. Ionic may convert the April 2023 Ionic Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the April 2023 Ionic Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by Ionic upon, at the election of Ionic, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $0.0175 per share, as the same may be adjusted as provided in the April 2023 Ionic Note.

Pursuant to the terms of the April 2023 FirstFire Note, the Company agreed to pay to FirstFire $33,000 and to pay interest on the principal balance at the rate of 12% per annum. The April 2023 FirstFire Note carries an original issue discount of $3,000. Accordingly, FirstFire paid the purchase price of $30,000 in exchange for the April 2023 FirstFire Note. The Company intends to use the proceeds for working capital. FirstFire may convert the April 2023 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the April 2023 FirstFire Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by FirstFire upon, at the election of FirstFire, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $0.0175 per share, as the same may be adjusted as provided in the April 2023 FirstFire Note.

The obligations of the Company under each of the April 2023 Notes are secured by security interest in certain property of the Company, namely the ERC Rebate.

The Company may prepay either or both of the April 2023 Notes in accordance with the terms of the respective April 2023 Notes, with the understanding that $1,320 of interest under each of the April 2023 Notes is guaranteed and earned in full as of April 17, 2023. The April 2023 Notes contain customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the April 2023 SPA or the respective April 2023 Notes.

Upon the occurrence of any Event of Default (as defined in each of the April 2023 Notes), which has not been cured within the time prescribed in the respective April 2023 Notes, the respective April 2023 Note shall become immediately due and payable and the Company shall pay to the holder thereof, in full satisfaction of its obligations thereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2022, as filed with the SEC, as the same may be updated from time to time, including in this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are an esports organization that is capitalizing on the growth in esports. During the first quarter of the fiscal year ending May 31, 2023, in an effort to focus on business operations that were currently profitable, the Company sold its League of Legends franchise asset, and exited business operations in Brazil. Accordingly, we now have only one business unit: PLAYlive Nation, Inc. (“PLAYlive”). Funding the Brazilian business operations created a monthly cash burn of approximately $45,000. The Company sold the franchise asset to Brazilian esports organization Los Grandes for total consideration of 1,920,000 Brazilian Reais (approximately $392,000 as of June 10, 2022, the closing date of the sale) to be paid in five equal quarterly installments.

Our Gaming Centers

As of February 28, 2023, and April 13, 2023, our operations consisted of five and five locations, respectively, throughout the U.S., giving casual gamers the opportunity to play in a social setting with other members of the gaming community, with no corporate owned locations as of February 28, 2023. Management is exploring strategic alternatives, including merger and acquisition opportunities, and is focused on high margin, lower capital expenditure business strategies in the esports gaming industry, specifically focused on software development and software as a service for the family entertainment industry.

Corporate Gaming Centers

As of February 28, 2023, all Company-owned stores have been sold or closed. Management is exploring strategic alternatives, including merger and acquisition opportunities, and is focused on high margin, lower capital expenditure business strategies in the esports gaming industry, specifically focused on software development and software as a service for the family entertainment industry.

Franchised Gaming Centers

As of February 28, 2023, and April 13, 2023, we had five and five franchised locations, respectively. Due to interest from potential franchisees, in 2019 we launched a franchising program to accelerate the expansion of our planned nationwide footprint. We currently operate five fully constructed franchise esports gaming centers. Franchise revenue is generated from a gross sales royalty fee and a national marketing fee. Historically, franchise revenue was also generated from the sale of franchise territories, supplying furniture, equipment and merchandise to the franchisees for buildout of their centers.

COVID-19

As a result of COVID-19, all of our corporate and franchised Simplicity Esports Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Esports Gaming Centers on May 1, 2020, and subsequently reopened the majority of our Simplicity Gaming Centers. Subsequently, the Company closed all of its corporate owned esports gaming center locations. As of February 28, 2023, our operations consisted of five franchisee owned locations. Although our franchise agreements with franchisees of Simplicity Esports Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Esports Gaming Centers are operating, a limited number of the franchisees of Simplicity Esports Gaming Centers have defaulted on their obligations to pay their minimum monthly royalty payment to us. This has resulted in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. As of February 28, 2023, we recorded an allowance for doubtful accounts of approximately $71,708 and have written off $29,829, partly in conjunction with taking back certain franchises, converting them to Company owned stores, and ultimately closing such store. Notwithstanding our efforts to support franchisees and still collect on receivables, it is unclear exactly how much of the increase in accounts receivables is attributable to the impact of COVID-19. Beginning in July 2020, we have waived the minimum monthly royalty payment obligations and are instead billing the franchisees a true-up of 6% of gross sales without a minimum. We continue to assess possible similar accommodations to the franchisees in light of the impact of COVID-19.

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

The measures taken to date adversely impacted the Company’s business during the quarter ended February 28, 2023 and will potentially continue to impact the Company’s business. Management observes that all franchise gaming center locations continue to be impacted by reduced foot traffic that began as a result of COVID-19 lockdowns and has continued as consumer habits have changed.

Our Financial Position

For the three months ended February 28, 2023, and 2022, we generated revenues of $144,633 and $888,551, respectively, and reported net loss attributable to common shareholders of $775,456 and $1,954,652, respectively.

For the nine months ended February 28, 2023, and 2022, we generated revenues of $664,063, and $2,637,166, respectively, reported net income (loss) attributable to common shareholders of $619,145 and $(8,294,856), respectively, and had cash flow used in operating activities of $683,888 and $2,477,014, respectively. As of February 28, 2023, we had an accumulated deficit of $29,219,299.

There is substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations, as well as our dependence on private equity and financings.

Results of Operations

The following table summarizes our operating results for the three and nine months ended February 28, 2023 and 2022:

	For the Three Months Ended		For the Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022

Franchise revenue, fees and other	$137,390	$114,317	$208,345	$273,628
Company-owned stores sales	2,518	702,531	446,354	2,057,764
Esports revenue	4,725	71,663	9,364	305,774
Total Revenues	144,633	888,511	664,063	2,637,166
Less: Cost of Goods Sold	(46,151)	(536,603)	(214,047)	(1,629,119)
Gross Margin	98,482	351,908	450,016	1,008,047
Operating Expenses	303,423	1,364,230	5,166,194	4,968,140
Other (Expense) Income	(574,267)	(1,003,135)	5,397,357	(4,486,834)
Net Loss (Income) attributable to non-controlling interest	$3,752	$60,805	$(62,034)	$152,071
Net (Loss) Income attributable to common shareholders	$(775,456)	$1,954,652	$619,145	$(8,294,856)

Summary of Statement of Operations for the Three and Nine Months Ended February 28, 2023 and 2022:

Revenue

For the three months ended February 28, 2023, our revenues decreased by $743,878, as compared to the three months ended February 28, 2022. For the nine months ended February 28, 2023, our revenues decreased by $1,973,103, as compared to the nine months ended February 28, 2022. These decreases were primarily due to the decrease in both the number of company-owned stores and franchised locations.

Cost of Goods Sold

Cost of goods sold for the three months ended February 28, 2023, and 2022 was $46,151 and $536,603, respectively, representing a decrease of $490,452 primarily due to decreased revenues. Cost of goods sold for the nine months ended February 28, 2023, and 2022 was $214,047 and $1,629,119, respectively, representing a decrease of $1,415,072 primarily due to decreased revenues.

Operating Expenses

Compensation and related benefits

Compensation and related benefits consist of salaries and stock-based compensation, health benefits and related payroll taxes. Compensation and related benefits for the three months ended February 28, 2023, and 2022 was $86,925 and $777,992, respectively, representing a decrease of $691,067. Compensation and related benefits for the nine months ended February 28, 2023, and 2022 was $880,465 and $2,927,004, respectively, representing a decrease of $2,046,539. The decrease is primarily due to the decrease in the number of employees and lower stock-based compensation expense.

Professional fees

Professional fees consist of costs for audits, accountants, attorneys, consultants and the costs for other experts. Professional fees for the three months ended February 28, 2023, and 2022 was $63,147 and $54,889, respectively, representing an increase of $8,258. The increase in expenses is primarily due to increased accounting and public company fees. Professional fees for the nine months ended February 28, 2023, and 2022 was $339,903 and $633,965, respectively, representing a decrease of $294,062. The decrease is primarily due to the decrease in legal expenses related to the issuance of debt instruments during the prior period.

General and Administrative Expenses

General and administrative expenses for the three months ended February 28, 2023, was $153,351 as compared to $531,549 for the three months ended February 28, 2022, representing a decrease of $377,998. General and administrative expenses for the nine months ended February 28, 2023, was $687,105 as compared to $1,407,171 for the nine months ended February 28, 2022, representing a decrease of $720,066. The decrease is primarily due to the decrease in the number of company-owned stores and the associated expenses (rent, utilities, computer expenses, insurance) to maintain the stores.

Loss from Operations

For the three months ended February 28, 2023, loss from operations amounted to $204,941 as compared to $1,012,322 for the three months ended February 28, 2022, representing a decrease of $807,381. For the nine months ended February 28, 2023, loss from operations amounted to $4,716,178 as compared to $3,960,093 for the nine months ended February 28, 2022, representing an increase of $756,085.

Other (Expense) Income

For the three months ended February 28, 2023, other loss amounted to $574,267 as compared to other loss of $1,003,135 for the three months ended February 28, 2022, representing an increase of $428,868. The increase in other income and expenses was primarily attributable to the recognition of a change in the fair value of the derivative liability of $96,971, without comparable activity in the prior period, interest expense of $476,140 during the three months ended February 28, 2023, compared to $1,003,137 during the prior period.

For the nine months ended February 28, 2023, other income amounted to $5,397,357 as compared to other expense of $4,486,834 for the nine months ended February 28, 2022, representing an increase of $9,884,191. The increase in other income and expenses was primarily attributable to the recognition of a change in the fair value of the derivative liability of $7,292,849 and a gain on the disposition of certain assets of $395,272, both without comparable activity in the prior period. These were offset by a loss on the extinguishment of debt of $276,655 during the nine months ended February 28, 2023 compared to $1,730,801 in the prior period as well as interest expense of $2,043,971 during the nine months ended February 28, 2023, compared to $2,808,627 during the prior period.

Net (Loss) Income

Net loss for the three months ended February 28, 2023, was $775,456 as compared to a net loss of $1,954,652 for the three months ended February 28, 2022, representing an improvement of $1,179,196. Net income for the nine months ended February 28, 2023, was $619,145 as compared to a net loss of $8,294,856 for the nine months ended February 28, 2022, representing an improvement of $8,914,001.

Liquidity and Capital Resources

As of February 28, 2023, we had cash of $29,066, which is available for use by us to cover the Company’s costs. In addition, as of February 28, 2023, we had accrued expenses of $1,804,788.

For the nine months ended February 28, 2023, cash used in operating activities amounted to $683,888 primarily resulting from a net income of $681,179; non cash interest expense of $1,934,275 , representing a decrease of $678,523 over the prior period; impairment losses of $3,258,721 with no comparable activity in the prior period; a loss on the extinguishment of debt of $276,655, representing a decrease of $1,494,646 from the prior period; and stock-based compensation expense of $165,179, representing a decrease of $1,241,996 from the prior period. These adjustments were offset by a change in the fair value of the derivative liability of $7,292,849 with no comparable activity in the prior period and a $395,272 gain on the disposition of certain assets, with no comparable activity in the prior period. Changes in our operating liabilities and assets provided cash of $663,718.

We will need to raise additional funds in order to meet the expenditures required for operating our business.

Going Concern

The Company’s unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the unaudited consolidated financial statements, as of February 28, 2023, the Company had an accumulated deficit of $29,219,299, a working capital deficit of $9,194,793, net loss attributable to the common shareholders of $775,456 for the three months ended February 28, 2023, and net income attributable to common shareholders of $619,145 for the nine months ended February 28, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the of the date that the unaudited financial statements are issued.

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

As a result of COVID-19, all of our corporate and franchised Simplicity Esports Gaming Centers were closed effective April 1, 2020. We commenced reopening Simplicity Esports Gaming Centers on May 1, 2020, and subsequently reopened a majority of our Simplicity Gaming Centers. Subsequently, the Company closed all of its corporate-owned esports gaming center locations. As of February 28, 2023, our operations consisted of five franchisee owned locations. Although our franchise agreements with franchisees of Simplicity Esports Gaming Centers require a minimum monthly royalty payment to us from the franchisees regardless of whether the franchised Simplicity Esports Gaming Centers are operating, a limited number of the franchisees of Simplicity Esports Gaming Centers have defaulted on their obligations to pay their minimum monthly royalty payment to us. Beginning in July 2020, we have waived the minimum monthly royalty payment obligations and are instead billing the franchisees a true-up of 6% of gross sales without a minimum. We continue to assess possible similar accommodations to the franchisees in light of the impact of COVID-19. The franchisees’ defaults have resulted in either an increase in accounts receivables or a bad debt expense where account receivables are no longer collectible due to franchisee’s inability to pay the minimum monthly royalty payments owed by the franchisee. As of February 28, 2023, we recorded an allowance for doubtful accounts of approximately $71,708 and have written off $29,829, partly in conjunction with taking back certain franchises, converting them to Company owned stores, and ultimately closing such stores. Notwithstanding our efforts to support franchisees and still collect on receivables, it is unclear exactly how much of the increase in accounts receivables is attributable to the impact of COVID-19.

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

The measures taken to date adversely impacted the Company’s business during the quarter ended February 28, 2023, and will potentially continue to impact the Company’s business. Management observes that all franchise gaming centers continue to be impacted by reduced foot traffic that began as a result of COVID-19 lockdowns and has continued as consumer habits have changed.

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

Debt Obligations

	Convertible Promissory Notes	Secured Promissory Notes	Related Party Debt	Short-Term Note Payable
Principal Balance as of May 31, 2022	$5,361,347	$206,772	$247,818	$41,735
Carrying Value as of May 31, 2022	3,093,395	69,636	247,818	41,735
Principal
Borrowings	386,100	-	-	-
Repayments	-	(6,922)	(247,818)	-
Conversions	(443,600)	-	-	-
Totals	$(57,500)	$(6,922)	$(247,818)	$-
Unamortized Debt Issuance Costs, Beneficial Conversion Feature, and Warrant Discount
Beginning Balance	$(2,267,952)	$(137,136)	$-	$-
Additions	(532,169)	-	-	-
Accretion	2,011,464	20,717	-	-
Ending Balance	$(788,657)	$(116,419)	$-	$-

Principal Balance as of February 28, 2023	$5,303,847	$199,850	$-	$41,735
Carrying Value as of February 28, 2023	4,515,190	83,431	-	41,735
Less Short-Term Portion	4,515,190	-	-	41,735
Long Term Portion	$-	$83,431	$-	$-

Scheduled principal maturities of the Company’s outstanding debt over the next five fiscal years are as follows:

Fiscal year ending May 31,
2023	$1,230,009
2024	4,164,971
2025	44,193
2026	48,820
2027	57,440
Thereafter	-
$5,545,432

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the Labrys Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the Labrys Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the Labrys Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the Labrys Note was further reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company did not make any payments to Labrys. During the three and nine months ended February 28, 2023, the Company recognized $26,352 and $83,301, respectively, in interest expense associated with the Labrys Note recorded as accrued interest payable.

As of February 28, 2023, the carrying value and face value of the Labrys Note was $890,591 as the debt discount was fully accreted by that date.

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the March 2021 FirstFire Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2021 FirstFire Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the March 2022 FirstFire Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the March 2021 FirstFire Note was further reduced from $0.02 per share to $0.0175 per share.

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

During the three months ended August 31, 2022, FirstFire converted $9,500 of the outstanding principal balance of the March 2021 FirstFire Note at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 95,000 shares of common stock to FirstFire at a fair market value of $0.13 per share and recognized a loss on debt extinguishment of $2,850 (See Note 9 – Stockholders’ Equity).

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

On various dates during the three months ended February 28, 2023, FirstFire converted $73,600 of the outstanding principal balance of the March 2021 FirstFire Note at an adjusted conversion price of $0.02 per share. As a result of these conversions, the Company issued 3,680,000 shares of common stock to FirstFire at fair market values ranging from $0.013 to $0.038 per share and recognized a net loss on debt extinguishment of $6,026 (See Note 9 – Stockholders’ Equity).

During the three and nine months ended February 28, 2023, the Company recognized $12,494 and $48,587, respectively, in interest expense associated with the March 2021 FirstFire Note recorded as accrued interest payable and $82,493 and $209,900, respectively, in accretion expense related to the new debt discount associated with the derivative liability.

As of February 28, 2023, the carrying value and face value of the March 2021 FirstFire Note was $323,453, net of $84,327 in unaccreted debt discount.

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the June 2021 FirstFire Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the June 2021 FirstFire Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the June 2021 FirstFire Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the June 2021 FirstFire Note was further reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $134,589 and $408,523, respectively, which was related to the accretion of the debt discount.

As of February 28, 2023, the carrying value of the June 2021 FirstFire Note was $939,133, net of $152,534 in unaccreted debt discount.

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the June 2021 GS Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the June 2021 GS Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the June 2021 GS Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the June 2021 GS Note was further reduced from $0.02 per share to $0.0175 per share.

During the three months ended August 31, 2022, GS converted $53,000 of the outstanding principal balance the June 2021 GS Note and $6,935 in associated accrued interest at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 599,350 shares of common stock to GS at a fair market value of $0.19 per share and recognized a loss on debt extinguishment of $53,942.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $28,356 and $113,240, respectively, related to the accretion of the debt discount.

As of February 28, 2023, the carrying value of the June 2021 GS Note was $197,863, net of $32,136 in unaccreted debt discount.

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the August 2021 Jefferson Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the August 2021 Jefferson Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the August 2021 Jefferson Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the August 2021 Jefferson Note was further reduced from $0.02 per share to $0.0175 per share.

During the three months ended August 31, 2022, Jefferson converted $10,000 of the outstanding principal balance the August 2021 Jefferson Note and $1,000 in associated fees at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 110,000 shares of common stock to Jefferson at a fair market value of $0.075 per share and recognized a gain on debt extinguishment of $2,750 (See Note 9 – Stockholders’ Equity).

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

On various dates during the three months ended February 28, 2023, Jefferson converted $62,504 of the outstanding principal balance the August 2021 Jefferson Note and $6,000 in associated fees at an adjusted conversion price of $0.02 per share. As a result of these conversions, the Company issued 3,420,208 shares of common stock to Jefferson at fair market values ranging from $0.016 to $0.029 per share and recognized a net loss on debt extinguishment of $2,748 (See Note 9 – Stockholders’ Equity).

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $53,513 and $145,697, respectively, related to the accretion of the debt discount.

As of February 28, 2023, the carrying value of the August 2021 Jefferson Note was $186,834, net of $60,695 in unaccreted debt discount.

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

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $24,658 and $74,795, respectively, related to the accretion of the debt discount.

As of February 28, 2023, the carrying value of the August 2021 Lucas Note was $149,589, net of $50,411 in unaccreted debt discount.

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

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $3,267 and $9,910, respectively, related to the accretion of the debt discount.

As of February 28, 2023, the carrying value of the August 2021 LGH Note was $193,320, net of $6,680 in unaccreted debt discount.

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

Upon the issuance of the March 2022 FirstFire Note, March 2022 GS Note, and March 2022 Ionic Note described below, the conversion price of the September 2021 Ionic Note was reduced from $11.50 per share to $1.00 per share. Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the September 2021 Ionic Note was further reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the September 2021 Ionic Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the September 2021 Ionic Note was further reduced from $0.02 per share to $0.0175 per share.

During the fiscal year ended May 31, 2022, Ionic converted $87,800 of the outstanding principal balance due under the September 2021 Ionic Note at an adjusted conversion price of $1.00 per share. At conversion, the Company issued 87,800 shares of common stock to Ionic at a fair market value of $2.61 per share and recognized a loss on debt extinguishment of $141,358.

During the three months ended August 31, 2022, Ionic converted $6,776 of the outstanding principal balance due under the September 2021 Ionic Note at an adjusted conversion price of $0.10 per share. At conversion, the Company issued 67,755 shares of common stock to Ionic at a fair market value of $0.13 per share and recognized a loss on debt extinguishment of $2,033 (See Note 9 – Stockholders’ Equity).

Additionally, during the three months ended August 31, 2022, Ionic converted $15,000 of the outstanding principal balance due under the September 2021 Ionic Note at an adjusted conversion price of $0.10 per share. At conversion, the Company became obligated to issue 150,000 shares of common stock to Ionic at a fair market value of $0.075 per share and recognized a gain on debt extinguishment of $4,500. Upon conversion, these shares are classified as common stock to be issued, and subsequently, on September 2, 2022, the Company completed the issuance of the shares (See Note 9 – Stockholders’ Equity).

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

On various dates during the three months ended February 28, 2023, Ionic converted $100,200 of the outstanding principal balance due under the September 2021 Ionic Note at an adjusted conversion price of $0.02 per share. At conversion, the Company issued 5,010,000 shares of common stock to Ionic at fair market values ranging from $0.014 to $0.038 per share and recognized a net gain on debt extinguishment of $7,618 (See Note 9 – Stockholders’ Equity).

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $197,571 and $608,008, respectively, related to the accretion of the debt discount.

As of February 28, 2023, the carrying value of the September 2021 Ionic Note was $896,025, net of $369,156 in unaccreted debt discount.

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

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2022 FirstFire Note was reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the March 2022 FirstFire Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the March 2022 FirstFire Note was further reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded accrued interest expense of $3,255 and $5,787, respectively. In addition, during the three and nine months ended February 28, 2023, the Company recorded accretion expense of $0 and $67,554, respectively, related to the accretion of the debt discount.

As of February 28, 2023, the carrying value of the March 2022 FirstFire Note was $110,000 as the debt discount was fully accreted.

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

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2022 GS Note was reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the March 2022 GS Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the March 2022 GS Note was further reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded accrued interest expense of $2,441 and $4,340, respectively. In addition, during the three and nine months ended February 28, 2023, the Company recorded accretion expense of $0 and $50,666, respectively, related to the accretion of the debt discount.

As of February 28, 2023, the carrying value of the March 2022 GS Note was $82,500 as the debt discount was fully accreted.

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

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the March 2022 Ionic Note was reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the March 2022 Ionic Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the March 2022 Ionic Note was further reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded accrued interest expense of $3,255 and $5,787, respectively. In addition, during the three and nine months ended February 28, 2023, the Company recorded accretion expense of $0 and $67,554, respectively, related to the accretion of the debt discount.

As of February 28, 2023, the carrying value of the March 2022 Ionic Note was $110,000 as the debt discount was fully accreted.

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

Upon the issuance of the July 2022 FirstFire Note, July 2022 GS Note, July 2022 Ionic Note, and July 2022 Jefferson Note described below, the conversion price of the April 2022 Jefferson Note was reduced from $1.00 per share to $0.10 per share. Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the April 2022 Jefferson Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the April 2022 Jefferson Note was further reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded accrued interest expense of $2,441 and $4,068, respectively. In addition, during the three and nine months ended February 28, 2023, the Company recorded accretion expense of $0 and $50,666, respectively, related to the accretion of the debt discount.

As of February 28, 2023, the carrying value of the April 2022 Jefferson Note was $82,500 as the debt discount was fully accreted.

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

Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the July 2022 FirstFire Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the July 2022 FirstFire Note was further reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $814 and $8,521, respectively, which included $0 and $6,461, respectively, related to the accretion of the debt discount and accrued interest in the amount of $814 and $2,060, respectively.

As of February 28, 2023, 2022, the carrying value of the July 2022 FirstFire Note was $27,500 as the debt discount was fully accreted.

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

Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the July 2022 GS Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the July 2022 GS Note was further reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $814 and $8,521, respectively, which included $0 and $6,461, respectively, related to the accretion of the debt discount and accrued interest in the amount of $814 and $2,060, respectively.

As of February 28, 2023, 2022, the carrying value of the July 2022 GS Note was $27,500 as the debt discount was fully accreted.

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

Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the July 2022 Ionic Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the July 2022 Ionic Note was further reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $814 and $8,521, respectively, which included $0 and $6,461, respectively, related to the accretion of the debt discount and accrued interest in the amount of $814 and $2,060, respectively.

As of February 28, 2023, 2022, the carrying value of the July 2022 Ionic Note was $27,500 as the debt discount was fully accreted.

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

Upon the issuance of the September 2022 FirstFire Note, September 2022 Ionic Note, and September 2022 Jefferson Note described below, the conversion price of the July 2022 Jefferson Note was further reduced from $0.10 per share to $0.02 per share. Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the July 2022 Jefferson Note was further reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $814 and $8,521, respectively, which included $0 and $6,461, respectively, related to the accretion of the debt discount and accrued interest in the amount of $814 and $2,060, respectively.

As of February 28, 2023, the carrying value of the July 2022 Jefferson Note was $27,500 as the debt discount was fully accreted by that date.

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

Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the September 2022 FirstFire Note was reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $22,205 and $69,747, respectively, which included $21,098 and $66,000, respectively, related to the accretion of the debt discount and accrued interest in the amount of $1,107 and $3,747, respectively.

As of February 28, 2023, the carrying value of the September 2022 FirstFire Note was $66,000 as the debt discount was fully accreted by that date.

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

Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the September 2022 Ionic Note was reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $22,205 and $69,747, respectively, which included $21,098 and $66,000, respectively, related to the accretion of the debt discount and accrued interest in the amount of $1,107 and $3,747, respectively.

As of February 28, 2023, the carrying value of the September 2022 Ionic Note was $66,000 as the debt discount was fully accreted by that date.

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

Upon issuance of the September 2022 Jefferson Note, the Company received net proceeds of $25,000 and used such proceeds for working capital. Upon issuance of the September 2022 Jefferson Note and the September 2022 Jefferson Warrant, the Company allocated the $25,000 in net proceeds received between the fair market value of the beneficial conversion feature of the September 2022 Jefferson Note and the September 2022 Jefferson Warrant. The fair value of the beneficial conversion feature of the September 2022 Jefferson Note was $24,147, and the fair value of the September 2022 Jefferson Warrant was $853. The combination of these two components as well as the September 2022 Jefferson OID resulted in a total debt discount at issuance of $27,500 which is accreted over the term of the September 2022 Jefferson Note.

Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the September 2022 Jefferson Note was reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $9,252 and $29,061, respectively, which included $8,791 and $27,500, respectively, related to the accretion of the debt discount and accrued interest in the amount of $461 and $1,561, respectively.

As of February 28, 2023, the carrying value of the September 2022 Jefferson Note was $27,500 as the debt discount was fully accreted by that date.

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

Upon the issuance of the January 2023 FirstFire Note and January 2023 Ionic Note, the conversion price of the September 2022 GS Note was reduced from $0.02 per share to $0.0175 per share.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $4,133 and $11,606, respectively, which included $3,967 and $11,000, respectively, related to the accretion of the debt discount and accrued interest in the amount of $166 and $606, respectively.

As of February 28, 2023, the carrying value of the September 2022 GS Note was $11,000 as the debt discount was fully accreted by that date.

January 2023 FirstFire Global 12% Convertible Promissory Note

On January 30, 2023, the Company entered into a securities purchase agreement (the “January 2023 FirstFire SPA”) with FirstFire, pursuant to which the Company issued (i) a 12% convertible promissory note (the “January 2023 FirstFire Note”) in the principal sum of $35,200 (the “January 2023 FirstFire Principal Sum”).

The following are the material terms of the January 2023 FirstFire SPA and January 2023 FirstFire Note:

●	The January 2023 FirstFire Note matures on May 30, 2023 (the “January 2023 FirstFire Maturity Date”).
●	At its election, FirstFire may convert the January 2023 FirstFire Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $0.0175 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the January 2023 FirstFire Principal Sum at the rate of 12% per annum provided that the first three months of interest shall be guaranteed.
●	The January 2023 FirstFire Note carries an original issue discount of $3,200 (“January 2023 FirstFire OID”).
●	The January 2023 FirstFire Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the January 2023 FirstFire Note, the Company received net proceeds of $32,000 and used such proceeds for working capital. The January 2023 FirstFire OID resulted in a total debt discount at issuance of $3,200 which is accreted over the term of the January 2023 FirstFire OID.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $1,829 and $1,829, respectively, which included $773 and $773, respectively, related to the accretion of the debt discount and accrued interest in the amount of $1,056 and $1,056, respectively.

As of February 28, 2023, the carrying value of the January 2023 FirstFire Note was $32,773, net of $2,427 in unaccreted debt discount.

January 2023 Ionic Ventures, LLC 12% Convertible Promissory Note

On January 30, 2023, the Company entered into a securities purchase agreement (the “January 2023 Ionic SPA”) with Ionic, pursuant to which the Company issued (i) a 12% convertible promissory note (the “January 2023 Ionic Note”) in the principal sum of $35,200 (the “January 2023 Ionic Principal Sum”).

The following are the material terms of the January 2023 Ionic SPA and January 2023 Ionic Note:

●	The January 2023 Ionic Note matures on May 30, 2023 (the “January 2023 Ionic Maturity Date”).
●	At its election, Ionic may convert the January 2023 Ionic Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $0.0175 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the January 2023 Ionic Principal Sum at the rate of 12% per annum provided that the first three months of interest shall be guaranteed.
●	The January 2023 Ionic Note carries an original issue discount of $3,200 (“January 2023 Ionic OID”).
●	The January 2023 Ionic Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the January 2023 Ionic Note, the Company received net proceeds of $32,000 and used such proceeds for working capital. The January 2023 Ionic OID resulted in a total debt discount at issuance of $3,200 which is accreted over the term of the January 2023 Ionic OID.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $1,829 and $1,829, respectively, which included $773 and $773, respectively, related to the accretion of the debt discount and accrued interest in the amount of $1,056 and $1,056, respectively.

As of February 28, 2023, the carrying value of the January 2023 Ionic Note was $32,773, net of $2,427 in unaccreted debt discount.

February 2023 Jefferson Street Capital LLC 12% Convertible Promissory Note

On February 3, 2023, the Company entered into a securities purchase agreement (the “February 2023 Jefferson SPA”) with Jefferson, pursuant to which the Company issued (i) a 12% convertible promissory note (the “February 2023 Jefferson Note”) in the principal sum of $35,200 (the “February 2023 Jefferson Principal Sum”).

The following are the material terms of the February 2023 Jefferson SPA and February 2023 Jefferson Note:

●	The February 2023 Jefferson Note matures on May 30, 2023 (the “February 2023 Jefferson Maturity Date”).
●	At its election, Jefferson may convert the February 2023 Jefferson Note into the Company’s common stock, subject to the Beneficial Ownership Limitations, at any time at a conversion price equal to $0.0175 per share, subject to certain adjustments.
●	The Company agrees to pay interest on the February 2023 Jefferson Principal Sum at the rate of 12% per annum provided that the first three months of interest shall be guaranteed.
●	The February 2023 Jefferson Note carries an original issue discount of $3,200 (“February 2023 Jefferson OID”).
●	The February 2023 Jefferson Note contains the Standard Prepayment Terms and Standard Default Terms.

Upon issuance of the February 2023 Jefferson Note, the Company received net proceeds of $32,000 and used such proceeds for working capital. Upon issuance of the February 2023 Jefferson Note, the Company calculated the fair value of the beneficial conversion feature of the February 2023 Jefferson Note to be $32,000. The combination of beneficial conversion feature and the February 2023 Jefferson OID is accreted over the term of the February 2023 Jefferson Note.

During the three and nine months ended February 28, 2023, the Company recorded interest expense of $8,389 and $8,389, respectively, which included $7,333 and $7,333, respectively, related to the accretion of the debt discount and accrued interest in the amount of $1,056 and $1,056, respectively.

As of February 28, 2023, the carrying value of the February 2023 Jefferson Note was $7,333, net of $27,867 in unaccreted debt discount.

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

During the three months ended February 28, 2023, the Company did not make any principal payments. For the three months ended February 28, 2023, the company recognized $7,969 in total interest expense associated with Secured Note One, comprised of $3,118 in accrued interest payable and $4,851 in accretion expense related to the original issuance discount and debt discount related to the warrants.

During the nine months ended February 28, 2023, the Company paid $4,500 on the Secured Note One. For the nine months ended February 28, 2023, the company recognized $53,945 in total interest expense associated with Secured Note One, comprised of $1,077 in cash interest payments, $8,315 in accrued interest payable and $14,553 in accretion expense related to the original issuance discount and debt discount related to the warrants.

As of February 28, 2023, the carrying value of Secured Note One is $51,970, net of $72,765 in unaccreted debt discounts.

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

During the three months ended February 28, 2023, the Company did not make any principal payments on Secured Note Two. For the three months ended February 28, 2023, the company recognized $4,789 in total interest expense associated with Secured Note Two, comprised of $1,878 in accrued interest payable and $2,911 in accretion expense related to the original issuance discount and debt discount related to the warrants.

For the nine months ended February 28, 2023, the company recognized $13,739 in total interest expense associated with Secured Note Two, comprised of $646 in cash interest payments, $5,007 in accrued interest payable and $8,732 in accretion expense related to the original issuance discount and debt discount related to the warrants.

As of February 28, 2023, the carrying value of Secured Two Note is $31,461, net of $43,657 in unaccreted debt discounts.

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

During the three months ended February 28, 2023, and 2022, the Company recognized interest expense of $0 and $2,716, respectively. During the nine months ended February 28, 2023, and 2022, the Company recognized interest expense of $339 and $2,716, respectively.

Other Short Term Note Payable

During 2020, the Company received loan proceeds in the amount of $82,235 under the Paycheck Protection Program established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). During the year ended May 31, 2022, $40,500 of the obligation was forgiven by the Small Business Administration. As of February 28, 2023, the outstanding balance of this obligation was $41,735.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Revenue Recognition

In accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 606, Revenues from Contracts with Customers, the Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control is transferred upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods and services.

The following describes principal activities, separated by major product or service, from which the Company generates its revenues:

Company-owned Store Sales

The Company-owned stores principally generate revenue from retail esports gaming centers. Revenues from Company-owned stores are recognized when the products are delivered, or the service is provided. After hours, the Company also mines for crypto currency using the computer equipment at the company-owned stores. Crypto mining revenue is recognized as the mining occurs. As of February 28, 2023, all Company-owned stores have been sold or closed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2023. Based upon this evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of February 28, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended February 28, 2023, the Company issued 12,110,208 shares pursuant to note conversions at a price of $0.02 per share. These issuances were made pursuant to an exemption from registration as set forth in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 of Regulation D promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 17, 2023, the Company entered into a securities purchase agreement (the “April 2023 SPA”), dated as of April 17, 2023, with Ionic and FirstFire, pursuant to which the Company issued (i) a 12% secured convertible promissory note to Ionic (the “April 2023 Ionic Note”) with a maturity date of August 17, 2023, in the principal sum of $33,000; and (ii) a 12% secured convertible promissory note to FirstFire (the “April 2023 FirstFire Note” and together with the April 2023 Ionic Note, the “April 2023 Notes”) with a maturity date of August 17, 2023, in the principal sum of $33,000. The Company has filed with the Internal Revenue Service an employee retention credit rebate (the “ERC Rebate”) in the amount of approximately $400,000. Pursuant to the terms of the April 2023 SPA, the parties agreed that the ERC will be used to immediately repay the April 2023 Notes and the following notes held by Ionic and FirstFire:

●	Convertible Promissory Note by and between the Company, as borrower, and Ionic, as holder, in the principal sum of $16,500, dated March 8, 2023;

●	Convertible Promissory Note by and between the Company, as borrower, and Ionic, as holder, in the principal sum of $35,200, dated January 30, 2023;

●	Convertible Promissory Note by and between the Company, as borrower, and Ionic, as holder, in the principal sum of $66,000, dated September 8, 2022;

●	Convertible Promissory Note by and between the Company, as borrower, and Ionic, as holder, in the principal sum of $27,500, dated July 14, 2022;

●	Convertible Promissory Note by and between the Company, as borrower, and FirstFire, as holder, in the principal sum of $16,500, dated March 8, 2023;

●	Convertible Promissory Note by and between the Company, as borrower, and FirstFire, as holder, in the principal sum of $35,200, dated January 30, 2023;

●	Convertible Promissory Note by and between the Company, as borrower, and FirstFire, as holder, in the principal sum of $66,000, dated September 8, 2022; and

●	Convertible Promissory Note by and between the Company, as borrower, and FirstFire, as holder, in the principal sum of $27,500, dated July 14, 2022,

with each of Ionic and FirstFire receiving 50% of the ERC Rebate, as well as $10,000 due to the holders’ counsel, to be paid immediately upon receipt thereof.

Pursuant to the terms of the April 2023 Ionic Note, the Company agreed to pay to Ionic $33,000 and to pay interest on the principal balance at the rate of 12% per annum. The April 2023 Ionic Note carries an original issue discount of $3,000. Accordingly, Ionic paid the purchase price of $30,000 in exchange for the April 2023 Ionic Note. The Company intends to use the proceeds for working capital. Ionic may convert the April 2023 Ionic Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the April 2023 Ionic Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by Ionic upon, at the election of Ionic, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $0.0175 per share, as the same may be adjusted as provided in the April 2023 Ionic Note.

Pursuant to the terms of the April 2023 FirstFire Note, the Company agreed to pay to FirstFire $33,000 and to pay interest on the principal balance at the rate of 12% per annum. The April 2023 FirstFire Note carries an original issue discount of $3,000. Accordingly, FirstFire paid the purchase price of $30,000 in exchange for the April 2023 FirstFire Note. The Company intends to use the proceeds for working capital. FirstFire may convert the April 2023 FirstFire Note into the Company’s common stock (subject to the beneficial ownership limitations of 4.99% in the April 2023 FirstFire Note; provided however, that the limitation on conversion may be waived (up to 9.99%) by FirstFire upon, at the election of FirstFire, not less than 61 days’ prior notice to the Company) at any time at a conversion price equal to $0.0175 per share, as the same may be adjusted as provided in the April 2023 FirstFire Note.

The obligations of the Company under each of the April 2023 Notes are secured by security interest in certain property of the Company, namely the ERC Rebate.

The Company may prepay either or both of the April 2023 Notes in accordance with the terms of the respective April 2023 Notes, with the understanding that $1,320 of interest under each of the April 2023 Notes is guaranteed and earned in full as of April 17, 2023. The April 2023 Notes contain customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the April 2023 SPA or the respective April 2023 Notes.

Upon the occurrence of any Event of Default (as defined in each of the April 2023 Notes), which has not been cured within the time prescribed in the respective April 2023 Notes, the respective April 2023 Note shall become immediately due and payable and the Company shall pay to the holder thereof, in full satisfaction of its obligations thereunder, an amount equal to the principal amount then outstanding plus accrued interest multiplied by 125%.

The description of the April 2023 SPA, the April 2023 Ionic Note and the April 2023 FirstFire Note does not purport to be complete and is qualified in its entirety by reference to the April 2023 SPA, the April 2023 Ionic Note and the April 2023 FirstFire Note, copies of which are filed as Exhibits 10.8, 10.9 and 10.10, respectively, hereto and are incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Certificate of Amendment, filed on January 20, 2026 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 26, 2023).

10.1	Amendment No. 1 to Exchange Agreement, dated as of December 15, 2022, by and among the registrant, Diverted River Technology, LLC, the member(s) of Diverted River Technology, LLC from time to time and Zachary Johnson, as the Members’ representative (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 16, 2022).

10.2	Securities Purchase Agreement, dated as of January 30, 2023, by and between the registrant and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 2, 2023).

10.3

Convertible Promissory Note, dated as of January 30, 2023, issued by the registrant in favor of Ionic Ventures, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 2, 2023).

10.4	Securities Purchase Agreement, dated as of January 30, 2023, by and between the registrant and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on February 2, 2023).

10.5	Convertible Promissory Note, dated as of January 30, 2023, issued by the registrant in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on February 2, 2023).

10.6	Amendment No. 2 to Exchange Agreement, dated as of March 10, 2023, by and among the registrant, Diverted River Technology, LLC, the member(s) of Diverted River Technology, LLC from time to time and Zachary Johnson, as the Members’ representative (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on March 31, 2023).

10.7	Letter Agreement, dated as of March 21, 2023, by and among the registrant, Ionic Ventures, LLC, FirstFire Global Opportunities Fund, Jefferson Street Capital, Labrys Fund, GS Capital Partners, and Lucas Ventures & LGH Investments (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on March 31, 2023).

10.8*	Securities Purchase Agreement, dated as of April 17, 2023, by and between the registrant, Ionic Ventures, LLC and FirstFire Global Opportunities Fund LLC.

10.9*	Secured Convertible Promissory Note, dated as of April 17, 2023, issued by the registrant in favor of Ionic Ventures, LLC.

10.10*	Secured Convertible Promissory Note, dated as of April 17, 2023, issued by the registrant in favor of FirstFire Global Opportunities Fund LLC.

10.11

Securities Purchase Agreement, dated as of March 8, 2023, by and between the registrant and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 19, 2023).

10.12

Convertible Promissory Note, dated as of March 8, 2023, issued by the registrant in favor of Ionic Ventures, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 19, 2023).

10.13

Securities Purchase Agreement, dated as of March 8, 2023, by and between the registrant and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on April 19, 2023).

10.14

Convertible Promissory Note, dated as of March 8, 2023, issued by the registrant in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on April 19, 2023).

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

SIMPLICITY ESPORTS AND GAMING COMPANY

Dated: April 19, 2023	By:	/s/ Roman Franklin
	Name:	Roman Franklin
	Title:	Chief Executive Officer (principal executive officer and principal financial officer)

